Form 10-K
period 1993-12-31
AMERICAN REALTY TRUST INC /GA
filed 1994-04-14
CIK 827165

                        SECURITIES AND EXCHANGE COMMISSION       ALL THE ITEMS
                              WASHINGTON, D.C.  20549            HEREIN WERE THE
                                                                 SUBJECT OF A
                                     FORM 10-K                   FORM 12B-25.

           (X) ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993

                         Commission File Number 1-9948

                           AMERICAN REALTY TRUST, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Georgia                                            54-0697989
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas              75231
        (Address of Principal Executive Offices)                   (Zip Code)

                                 (214) 692-4700
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
Common Stock, $.01 par value                            New York Stock Exchange
Share Purchase Rights                                   New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---    ---

As of March 31, 1994, the Registrant had 2,884,164 shares of Common Stock outstanding. Of the total shares outstanding 745,506 were held by other than those who may be deemed to be affiliates, for an aggregate value of $9,505,000 based on the closing price on the New York Stock Exchange on March 31, 1994. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.




                     - Exhibit Index Appears on Page 122. -

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business.........................................                   3

Item 2.    Properties.......................................                   8

Item 3.    Legal Proceedings................................                  29

Item 4.    Submission of Matters to a Vote of Security
              Holders.......................................                  30


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters...........................                  30

Item 6.    Selected Financial Data..........................                  32

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........                  33

Item 8.    Consolidated Financial Statements and
              Supplementary Data............................                  44

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........                  93


                                    PART III

Item 10.   Directors, Executive Officers and Advisor of the
              Registrant....................................                  93

Item 11.   Executive Compensation...........................                 108

Item 12.   Security Ownership of Certain Beneficial Owners
              and Management................................                 110

Item 13.   Certain Relationships and Related Transactions...                 112


                                    PART IV

Item 14.   Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K...........................                 116

Signature Page..............................................                 121

                                     PART I


ITEM 1.   BUSINESS

American Realty Trust, Inc. (the "Company" or the "Registrant"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961. The business trust merged into the Company on June 24, 1988. The Company elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") during the period June 1, 1987 through December 31, 1990. The Company allowed its REIT tax status to lapse in 1991.

Business Plan and Investment Policy

The Company's primary business and only industry segment is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES" and in Schedules XI and XII to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Company's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in lower risk real estate such as apartment complexes and residential development projects or equity securities of real estate-related entities and to continue to service and hold for investment mortgage notes. The Company will also continue to seek selected dispositions of certain of its assets where the need for liquidity or the prices obtainable for such assets justify their disposition. With respect to properties acquired through foreclosure, the Company intends to enhance the value of such properties through renovations and, if possible, to finance such properties with first mortgages and where possible to sell such properties to third parties, retaining an equity participation as additional consideration for providing purchase money financing. The Company also intends to pursue its rights vigorously with respect to mortgage notes receivable that are in default.

The Company's Board of Directors has broad authority under the Company's governing documents and applicable law to make all types of real estate investments, including mortgage note and equity investments, as well as investments in the securities of other entities, whether or not such entities are engaged in real estate-related activities.

The Company's Board of Directors may devote available assets to particular investments or types of investments, without express restrictions on the amount or percentage of the Company's assets that may be so devoted to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that the Company may acquire. The Company's investment objectives and policies may be changed at any time by its Board of Directors without the approval of stockholders. By allowing its REIT tax status to lapse in 1991, the Company relieved itself of restrictions imposed on REITs under the Code.

The specific composition of the Company's real estate and mortgage notes receivable portfolios from time to time will depend largely on the judgment of the Company's management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. The Company's management intends to continue to maintain real estate and mortgage notes receivable portfolios diversified by location and type of property.

In addition to the equity securities received in conjunction with the Company's separation from Southmark described elsewhere herein, the Company has also invested funds in private and open market purchases of the equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT"), National Income Realty Trust ("NIRT") and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in National Realty, L.P. ("NRLP"). In September 1992, the Company agreed to sell its entire share holdings in NIRT to William S. Friedman, the President and a Director of the Company until December 31, 1992, members of his family and his affiliates. See ITEM 2. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Severance of Relationship With Southmark Corporation

On July 12, 1989, the Company closed a set of related agreements (collectively, the "Southmark Separation Agreements") with its then largest stockholder, Southmark Corporation ("Southmark"), essentially severing the Company's relationship with Southmark and resulting in a substantial restructuring of the Company's balance sheet.

Under the Southmark Separation Agreements, the Company acquired an aggregate of 1,502,595 shares of its Common Stock which constituted the 41.5% interest in the Company then held by Southmark and its affiliates. In addition, Southmark relinquished an option to acquire up to 50.5% of the Company's Common Stock. The Company also received all of the shares of beneficial interest owned by Southmark in CMET, IORT, NIRT, TCI and Vinland Property Trust ("VPT").

Southmark also transferred to the Company units of limited partner interest in NRLP and assigned to the Company Southmark's 96% limited partnership interest in Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of, and holder of a 1% beneficial interest in, each of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP.

In exchange for the assets transferred to the Company, the Company transferred to Southmark mortgage notes guaranteed by Southmark and several of its affiliates, under a keepwell agreement, which represented a substantial portion of the Company's mortgage notes receivable portfolio and approximately 34% of the Company's total assets. A participation in another mortgage note owned by the Company was also transferred to Southmark. Many of the mortgage notes so transferred were either in default or expected by the Company's management to go into default. See ITEM 3. "LEGAL PROCEEDINGS - Settlement of Southmark Adversary Proceedings."

Management of the Company

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Company's Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Company. The Advisor also serves as a consultant in connection with the Company's business plan and investment policy decisions made by the Company's Board of Directors.

BCM is a corporation beneficially owned by a trust for the benefit of the children of Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Ryan T. Phillips, the son of Gene E. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Gene E. Phillips which owns BCM. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 31, 1994, BCM owned 1,105,951 shares of the Company's Common Stock, approximately 38% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM has provided advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORT and TCI. BCM resigned as advisor to NIRT effective March 31, 1994. The officers of the Company are also officers of CMET, IORT and TCI. Oscar W. Cashwell, a Director of the Company serves as President of BCM, CMET, IORT and TCI and as President and a director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP , the general partner of NRLP and NOLP. Mr. Phillips is also a general partner of SAMLP. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. In many cases, Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center to Carmel Realty, Inc. ("Carmel Realty") which is owned by SWI. Affiliates of the Advisor are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartment properties, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Company's management believes that general economic circumstances and trends and the development of new properties in the vicinity of each of the Company's properties are also competitive factors.

To the extent that the Company seeks to sell any of its real estate portfolio, the sales prices for such properties may be affected by competition from governmental and financial institutions seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions," the officers of the Company also serve as officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Advisor owes fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the Advisor considers the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in purchasing, selling, leasing and financing real estate and real estate- related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Advisor or the Company. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions and mortgage lending are concentrated in any particular region the advantages of geographic diversification may be mitigated.

Virtually all of the Company's mortgage notes receivable, real estate and equity securities of CMET, IORT, TCI and NRLP are held subject to secured indebtedness. Such borrowings increase the Company's risks of loss because they represent a prior claim on the Company's assets and require fixed payments regardless of profitability. If the Company defaults on such secured indebtedness, the lender may foreclose on the Company's assets securing such indebtedness, and the Company could lose its investment in the pledged assets.

ITEM 2.   PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1993, are set forth in Schedules XI and XII, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

At December 31, 1993, the mortgage notes receivable secured by the Continental Hotel and Casino and by the Las Vegas Plaza Shopping Center, both of which are in Las Vegas, Nevada, net of applicable premiums, discounts, interest and deferred gains, accounted for 13% and 12%, respectively, of the Company's total assets. No other single asset of the Company accounted for 10% or more of its total assets. At December 31, 1993, 34% of the Company's assets consisted of real estate, 33% consisted of notes and interest receivable and 29% consisted of investments in the equity securities of CMET, IORT and TCI and NRLP. The remaining 4% of the Company's assets were invested in cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

The Company's real estate is located in various geographic regions of the continental United States, with a concentration in the Southeast region, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in various geographic regions of the continental United States, with a concentration in the Mountain and Midwest regions, as shown more specifically in the table under "Mortgage Loans" below.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

Geographic Regions

The Company has divided the continental United States into the following six geographic regions.

     Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia.

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

     Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas.

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin.

     Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming.

     Pacific region comprised of the states of California, Oregon and Washington.





Real Estate

At December 31, 1993, approximately two-thirds of the Company's assets were invested in real estate and real estate entities. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale (primarily obtained through foreclosure) and investments in equity securities of CMET, IORT, TCI and NRLP.

Types of Real Estate Investments. The Company's real estate consists of commercial properties, primarily office buildings and shopping centers, and apartment complexes or similar properties having established income-producing capabilities. In selecting real estate, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its real estate. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

At December 31, 1993, the Company was completing significant capital improvements to the Park Plaza Shopping Center in Manitowoc, Wisconsin, and considering major improvements to the KC Holiday Inn, if construction financing can be obtained.

In the opinion of the Company's management, the real estate owned by the Company is adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's owned real estate (excluding land and two hotels described below) at December 31, 1993.

                                                                                             Commercial
  Region                                                       Apartments                    Properties
  -------                                                      ----------                    ----------
Southeast.........................                                 53%                            - %
Southwest.........................                                 15                             -
Midwest...........................                                 -                             100
Mountain..........................                                 32                             -
                                                                  ---                            ---
                                                                  100%                           100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Company, and does not reflect the value of the Company's investment in each region. Excluded from the above table are two residential subdivisions in Texas with a total of 74 developed lots, 3.5 acres of undeveloped land in downtown Atlanta, Georgia, 1.84 acres of undeveloped land in Maricopa County, Arizona, 34 acres of land in Denver, Colorado subject to a ground lease, a hotel located in Kansas City, Missouri and a shut down hotel located in Lihue, Hawaii. See Schedule XI to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of activity in the Company's owned real estate portfolio during 1993 is as follows:

   Owned properties in real estate portfolio at
         January 1, 1993....................................         19*
   Property acquired through purchase.......................          1
   Property obtained through foreclosure....................          1
   Property sold............................................         (1)
                                                                    ---
   Owned properties in real estate portfolio at
         December 31, 1993..................................         20*
___________________________________

* Includes two residential subdivisions with a total of 212 developed lots at January 1, 1993 and 74 developed lots at December 31, 1993.

Properties Held for Investment. Set forth below are the Company's properties held for investment (excluding land subject to ground lease in Denver, Colorado) and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1993 and 1992:

                                                                               Rent Per
                                                           Units/             Square Foot           Occupancy
      Property                Location                 Square Footage       1993      1992        1993      1992
- --------------------   -----------------------         --------------      ------    ------      ------    ------
Apartments
- ----------
Boulevard Villas       Las Vegas, Nevada                   303 Units/
                                                       356,400 Sq. Ft.     $   .94   $   *          86%       *%
Chateau Bayou          Biloxi, Mississippi                 122 Units/
                                                       105,536 Sq. Ft.         .47       .46        99%      94%
Edgewater Gardens      Biloxi, Mississippi                 140 Units/
                                                       149,604 Sq. Ft.         .48       .48        99%      96%
Mediterranean Villa    San Antonio, Texas                  140 Units/
                                                       150,960 Sq. Ft.         .43       .37        96%      94%
Watersedge III         Biloxi, Mississippi                 238 Units/
                                                       212,216 Sq. Ft.         .54       .48        96%      95%

Office Building
- ---------------
Rosedale Towers        Minneapolis, Minnesota           84,798 Sq. Ft.       14.00     14.43        92%      89%

Shopping Center
- ---------------
Park Plaza             Manitowoc, Wisconsin            105,507 Sq. Ft.        5.65      5.25        86%      52%


___________________________

*    Property was acquired in 1993.

Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In May 1992, the Company acquired Fox City, a shopping center in Culver City, California for $5.7 million subject to first and second lien mortgage debt equal to the purchase price. In August 1993, the Company sold the shopping center for net cash of $416,000 with the buyer assuming first and second lien mortgage debt aggregating $5.5 million. The Company incurred a loss of $85,000 on the sale. A 3% sales commission of $180,000 was paid to Carmel Realty, based upon the $6.0 million sales price of the property.

In June 1992, the Company purchased the Park Plaza Shopping Center in Manitowoc, Wisconsin. The $4.2 million mortgage secured by the shopping center was scheduled to mature on May 1, 1995. Effective June 1, 1993 the mortgage was amended extending its maturity date to May 10, 2003, providing for a variable interest rate of 6% to 8% per annum and requiring monthly payments of principal and interest.

In addition, the same lender made a second loan, also effective June 1, 1993, in the amount of up to $1.0 million to be used for capital and tenant improvements to the shopping center. The new loan required monthly interest only payments at the prime rate plus 2% per annum with principal and accrued but unpaid interest due at maturity. Cash was advanced by the lender upon costs being incurred for the improvements. In the event that all sums advanced on the new loan were repaid by May 31, 1994, the principal balance of the first mortgage was to be reduced by the lesser of $500,000 or one-half of the amount advanced on the new loan. The outstanding balance of the new loan, $887,000, was paid in full on December 23, 1993, with the Company receiving a credit of $443,000 against the first mortgage reducing its balance to $3.7 million at December 31, 1993. The Company also deposited $105,000 into an escrow account to complete remaining parking lot and exterior renovations at the shopping center. The Company is also to receive a credit against the first mortgage for one-half of these monies as expended.

On December 23, 1993, the Company refinanced Watersedge III Apartments in the amount of $4.2 million. The Company realized net refinancing proceeds of $924,000 after the payoff of the existing mortgage of $3.0 million and payment of associated refinancing costs. The new mortgage matures January 1, 2019, bears interest at 8.73% per annum through December 31, 2003, and at a variable rate thereafter through maturity. Monthly payments of principal and interest are required. The balance of principal and accrued but unpaid interest is due at maturity. The Company paid a loan arrangement fee of $12,000 to BCM on the $4.1 million refinancing.

Also on December 23, 1993, the Company refinanced the Edgewater Gardens Apartments in the amount of $2.9 million. The Company realized net refinancing proceeds of $728,000 after the payoff of the existing mortgage of $1.9 million and payment of associated refinancing costs. The new mortgage contains the same interest, repayment terms and maturity date as the Watersedge III mortgage described above. The Company paid a loan arrangement fee of $9,000 to BCM on the $2.9 million refinancing.

In May 1993, the Company obtained a $1.8 million first mortgage secured by the Rosedale Towers Office Building in Minneapolis, Minnesota, which was previously unencumbered. The Company pledged as additional collateral for the loan 141,176 newly issued shares of the Company's Common Stock. The mortgage bears an effective annual interest rate of 25% and calls for monthly payments of $25,000, with the balance of principal and accrued but unpaid interest due at maturity on May 4, 1994. The Company paid a loan arrangement fee of $21,000 to BCM on the $1.8 million financing.

In 1992, a mortgage note receivable with an original principal balance of $1.0 million, secured by a second lien on the Boulevard Villas Apartments in Las Vegas, Nevada, became nonperforming. Subsequently, the borrower on the note filed for bankruptcy protection. In October 1992, the Company reached an agreement with the first lienholder to acquire its first mortgage of $8.3 million for $6.8 million, paying $1.0 million upon signing the purchase agreement with the balance due in June 1993. In June 1993, the Company and the first lienholder modified the note purchase agreement to allow the Company to become the owner of the first mortgage and foreclose on the collateral property. The first lienholder provided purchase money financing for the then balance owed under the note purchase agreement. The Company foreclosed on the collateral property in July 1993. In October 1993, the Company refinanced the property in the amount of $6.0 million. The Company realized net refinancing proceeds of $280,000 after the payoff of the existing mortgage of $5.3 million and the establishment of required repair and tax escrows and the payment of associated refinancing costs. The new mortgage bears interest at 9% per annum, matures November 1996, and requires monthly payments of principal and interest of $63,984. The Company acquired the first mortgage with the intent of acquiring the collateral property, hence the Boulevard Villas Apartments are classified as held for investment. The Company paid a loan arrangement fee of $60,000 to BCM on the $6.0 million refinancing.

Properties held for sale. At December 31, 1993, the Company owned two residential subdivisions in Texas with a total of 74 developed lots, as discussed below, 3.5 acres of undeveloped land in downtown Atlanta, Georgia,
1.84 acres of undeveloped land in Maricopa County, Arizona, two hotels, one in Hawaii that is closed and the KC Holiday Inn in Kansas City, Missouri, obtained through foreclosure, also as described below, an office building in St. Louis, Missouri and a restaurant site in California, all of which are held for sale. See Schedule XI to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In April 1991, the Company paid $208,000 in cash to acquire all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas subject to $1.2 million of mortgage debt owed to CMET. The loan was paid in full in August 1993. During 1993, 56 of the residential lots were sold for an aggregate gain of $220,000. At December 31, 1993, 44 lots remained to be sold. As of March 31, 1994, the Company owned approximately 30% of CMET's outstanding shares of beneficial interest and CMET owned approximately 7% of the outstanding shares of the Company's Common Stock.

In 1991, the Company purchased for $930,000 in cash, all of the capital stock of Denton Road Investment Corporation ("Denton Road"), a corporation which owns a 60% interest in a joint venture which in turn owned 113 partially developed residential lots in Denton, Texas. Proceeds from lot sales were applied to reduce the debt secured by the lots until March 30, 1993, when the debt was repaid in full. During 1993, 37 of the residential lots were sold for an aggregate gain of $356,000. At December 31, 1993, 30 lots remained to be sold.

At December 31, 1992, the Company held a first lien leasehold mortgage note receivable with an outstanding principal balance of $7.0 million secured by the KC Holiday Inn, in Kansas City, Missouri. The borrower failed to make the required March 1993 interest payment and at March 31, 1993, the Company recorded the insubstance foreclosure of the hotel. In April 1993, title to the hotel was conveyed to a wholly-owned subsidiary of the Company subject to the Company's note receivable. The KC Holiday Inn had an estimated fair value (minus estimated costs of sale) of $5.2 million at the date of foreclosure.
The Company incurred no loss on foreclosure in excess of the amounts previously provided. The Company's note receivable is pledged as collateral for a $3.0 million loan to the Company from a financial institution.

As of December 31, 1993, the Company recorded a provision for losses of $2.0 million to reduce the carrying value of 3.5 acres of undeveloped land in downtown Atlanta, Georgia to its then estimated fair value based on an independent appraisal completed in March 1994.

Mortgage Loans

In addition to real estate, a substantial portion of the Company's assets have been and are expected to continue to be invested in mortgage notes receivable, principally those secured by income-producing properties. The Company's mortgage notes receivable consist of first, wraparound, and junior mortgage loans.

Types of Mortgage Activity. In addition to originating its own mortgage loans, the Company has acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes receivable.

Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1993 consisted of office buildings, apartment complexes, shopping centers, single-family residences, hotels and developed land. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of the Company's stockholders.

At December 31, 1993, the obligors on $5.5 million or 10% of the Company's mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $27.3 million or 49% of the Company's mortgage notes receivable portfolio was in default.

The following table sets forth the percentages (based on the outstanding mortgage note balance at December 31, 1993), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable at December 31, 1993. See Schedule

XII to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                                                     Commercial
  Region                           Apartments                        Properties                         Total
 --------                          ----------                        ----------                        -------
Mountain.............                    -%                              76.2%                            76.2%
Southeast............                    -                               11.5                             11.5
Midwest..............                   6.7                               3.9                             10.6
Northeast............                   1.7                                -                               1.7
                                     ------                            ------                          -------
                                        8.4%                             91.6%                           100.0%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1993 is summarized as follows:

  Loans in mortgage notes receivable portfolio at
           January 1, 1993................................           20*
  Loan originated.........................................            1
  Loans paid in full......................................           (2)
  Loans foreclosed........................................           (2)
  Loan settlement.........................................           (1)
  Loans written off as uncollectible......................           (2)
                                                                    ---
  Loans in mortgage notes receivable portfolio at
           December 31, 1993..............................           14*
____________________________

* Includes a mortgage note receivable collateralized by two condominium mortgage loans.

During 1993, the Company collected $4.6 million in interest and $1.5 million in principal on its mortgage notes receivable. The Company plans, for the foreseeable future, to hold, to the extent its liquidity permits, rather than to sell in the secondary market, the mortgage notes in its portfolio.

First Mortgage Loans. The Company may invest in first mortgage loans, with either short-, medium- or long-term maturities. These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage notes, it is the Company's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Company may grant to other lenders participations in first mortgage loans originated by the Company.

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1993.

In September 1989, the Company entered into a participation agreement in the amount of $20.0 million in a pool of various assets with the Collecting Bank, National Association, a bank in liquidation ("Collecting Bank"). On the same date, the Company entered into a term loan in the same amount with First City, Texas-Dallas, N.A. ("First City"), a sister association of Collecting Bank.
The Company pledged to First City its interest in the participation agreement with Collecting Bank as collateral for the term loan. The principal and interest on the participation and the term loan were each due in 20 quarterly installments through October 1994. In October 1992, both Collecting Bank and First City were placed under the receivership of the Federal Deposit Insurance Corporation ("FDIC"). In October 1993, the Company and the FDIC agreed to terminate both the participation and term loan agreements each having a principal balance of $7.6 million. The Company recorded a $58,000 gain on the termination of the agreements.

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. The sales agreement, as amended, included a guarantee by each of the parties of a 10% rate of return on the assets transferred. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in Lubbock, Texas, with a carrying value of $2.0 million prior to transfer, a $1.5 million senior participation in a second lien mortgage note secured by a retail shopping center in Las Vegas, Nevada, with a carrying value of $18.8 million prior to transfer, a $315,000 participation in a first mortgage note on unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note secured by apartments in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note secured by a hotel property in Lihue, Hawaii, a $1.0 million assignment in a first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received within fifteen days of exercising its put option. In March 1992, the Company received payment in full on the $118,000 note secured by the single-family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver has refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement. On September 3, 1992, the court approved the Receiver's Petition of Order of Liquidation for the insurance company.

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the note receivable secured by land in Maricopa County, Arizona to its then estimated fair value. The Company foreclosed on the land securing the note in June 1992. In December 1992, the Company recorded an additional provision for loss on such land of $349,000, to reduce the carrying value of the land to its then estimated fair value. During September 1992, the Company recorded the insubstance foreclosure of a hotel in Lihue, Hawaii, which secured a $1.9 million first mortgage participation received by the Company. Subsequently, the hotel suffered severe hurricane damage and was shut down. The Company is continuing to evaluate its options with regard to these assets and is also in settlement negotiations with the Receiver and does not expect to incur any loss in excess of the amounts previously provided.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make the required March 1, 1993 payment of principal and interest. The Company accelerated the note and instituted foreclosure proceedings. In April 1993, the borrower brought the note current and the note was reinstated. Concurrent with reinstatement, the note was modified, the maturity date of October 1, 1995 was changed to November 1, 1993 and the interest rate was increased to 12% per annum. The borrower was also given two six month extension options. The borrower failed to make the May 1 through August 1 interest payments on the modified note when due. On August 10, 1993, the borrower again brought the note current. The borrower has made no payments on the note subsequent to that date, including the payment of principal and interest due at the note's November 1, 1993 maturity. The note had a principal balance of $1.6 million at December 31, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. On March 8, 1994, the borrower paid a nonrefundable fee of $50,000 to delay the sale of the property at foreclosure for 45 days. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property exceeds the carrying value of the note.

The borrower on a $1.9 million first mortgage note receivable failed to make the principal payment due on December 31, 1992, the note's maturity date. The note is secured by a vacant property, formerly a hotel, in Shaker Heights, Ohio, which the borrower plans to convert into a nursing home. The Company has granted several extensions on the note, with the most recent extension expiring on December 31, 1992. The borrower has requested another extension, which the Company is considering. On March 26, 1994, the borrower's "certificate of need," which is required to accomplish the nursing home conversion, expired. The borrower has applied for a renewal of such certificate, however, there is no assurance that the renewal will be granted. If extension negotiations with the borrower are unsuccessful, and the Company forecloses the collateral property, no loss is anticipated in excess of the amounts previously provided.

As discussed in "Real Estate" above, in March 1993, the Company recorded the insubstance foreclosure of the KC Holiday Inn, the collateral securing a first mortgage note receivable with a principal balance of $7.0 million at the date of foreclosure.

The Company did not receive the payment due on October 1, 1991 on the first mortgage note receivable, secured by the 386 Ocean Parkway Co-op. In February 1994, the Company agreed to reinstate and modify its note in exchange for the pledge to the Company, as additional collateral, of 21 shares in the co-op equating to 21 unsold apartment units. The reinstated note reduces the principal balance from $900,000 to $750,000, waives all defaults on the note prior to the execution of the reinstatement documents, and extends the maturity date of the note to September 15, 1999, with interest only payments at 7% per annum for the first two years, 8% per annum for the second two years and 9% per annum for the balance of the term with the principal balance due at maturity. The Company is negotiating the sale of its first mortgage note and as of December 31, 1993, recorded a provision for losses of $300,000 to reduce the carrying value of its note to its estimated sales price. No additional loss is anticipated in excess of the amount provided.

Wraparound Mortgage Loans. The Company may invest in wraparound mortgage notes, sometimes called all-inclusive notes, made on real estate subject to prior mortgage indebtedness. A wraparound mortgage note is a mortgage note having an original principal amount equal to the outstanding balance under the prior existing mortgage debt plus the amount actually advanced under the wraparound mortgage note.

Wraparound mortgage notes may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgages in amounts and on properties as to which it would otherwise make a first mortgage loan. The following discussion briefly describes events that affected previously funded wraparound mortgage loans during 1993.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The note had an outstanding principal balance as of the date of foreclosure of $9.2 million. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $22 million note bears interest at 11%, matures June 19, 1995, and calls for monthly interest payments of $175,000 through December 1993, $250,000 through June 1, 1995 and a balloon payment at maturity. The $500,000 note was paid off on July 30, 1993. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. Payments of interest and principal on the Company's wraparound note receivable were made directly by the borrower to the holder of the first and second lien mortgages and were applied against interest and principal thereon. Since October 1993, the borrower has failed to make the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. The Company and the underlying lienholder have accelerated their notes. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1993, including compounded interest. The Company is negotiating with the borrower and the underlying lienholder to modify and extend both the Company's wraparound mortgage note receivable and the underlying first and second liens. The Company expects to be successful in such negotiations, however, if it should lose the collateral property to the underlying lienholder it would incur a loss of $12.4 million.

Junior Mortgage Loans. The Company may invest in junior mortgage notes. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the note, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the events that affected previously funded junior mortgage notes, during 1993.

As discussed in "Real Estate" above, in October 1992 the Company acquired the first mortgage secured by the Boulevard Villas Apartments, a property that also secured a second lien mortgage owed to the Company of $1.4 million. In June 1993, the Company foreclosed on the collateral property.

At December 31, 1992, the Company held a mortgage note receivable which it had acquired in 1989, with a principal balance of $590,000 secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. In May 1992, a settlement was entered into between the Company and the guarantors. In accordance with the terms of the settlement, (i) the borrower made a principal reduction payment of $127,812, (ii) monthly interest payments at a rate of 10% per annum began on June 1, 1992 and (iii) the maturity date was extended to May 11, 1993. Effective May 11, 1993, the Company and the guarantors of the note entered into a modification to the settlement agreement. The note was modified to bear interest at 18% per annum, have a maturity date of October 1, 1993, and provide for monthly principal payments of $200,000 July 1, 1993 through October 1, 1993. The Company received none of
the payments required by the modified note.   Effective September 1, 1993, the
Company and the guarantors entered into a second modification. The guarantors paid $100,000, reducing the note's principal balance by $68,000 and bringing interest current to September 1, 1993. The second modification extends the note's maturity date to September 1, 1995, requires monthly interest payments at 12% per annum beginning October 1, 1993 and a $25,000 principal reduction payment every ninety days beginning December 1, 1993. The principal balance of the note was $497,000 at December 31, 1993 and the note was current. The Company does not expect to incur a loss in excess of the amounts previously provided.

Other Loans

In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with BCM, the Company's advisor. The Company owns a 76.8% limited partner interest in SAMLP which it consolidates for financial statement purposes. The Equity Health note bears interest at 12% per annum, originally matured on April 10, 1991 and has been subsequently extended to May 9, 1994. In June 1991, Equity Health merged into BCM and BCM assumed the note. The outstanding balance of the note was $477,000 at December 31, 1993, including accrued but unpaid interest.

In May 1990, the Company guaranteed up to $3.0 million of a $14.0 million loan secured by a hotel in California. In return for such guarantee, the borrower was required to pay an annual fee to the Company of $45,000 of which only the fee due in 1990 was paid. Because it located the financing for the hotel and a party to guarantee the loan, an entity beneficially owned by Mr. Phillips was granted a profits participation by the borrower and was to receive certain other consideration. The guarantee was to continue in effect until all of the guaranteed obligations had been paid, performed, satisfied and discharged. In April 1991, the Company advanced $357,000 on a note secured by the hotel, pursuant to the guarantee and an additional $101,000 was advanced in June 1991, also on a note secured by the hotel.

In January 1992, the Company received notice that the lender had declared an event of default on the $14.0 million loan and in June 1993 that the lender had foreclosed on the hotel securing the loan. In January 1994, the Company and the lender reached an agreement in principle relating to the Company's performance under its guarantee. Under the proposed agreement the Company will pay a total of $750,000 to the lender, payable $100,000 upon completion of documentation and the balance of $650,000 due within 120 days of the date of first payment. The Company also agreed to transfer any other rights or assets the Company held in the hotel to the lender in return for cancellation of the guarantee. The Company wrote off its two notes receivable secured by the foreclosed hotel as uncollectible as of December 31, 1993. The Company did not incur a loss with respect to either its guarantee or the notes in excess of the amounts previously provided.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships

The Company's investment in real estate entities includes equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), CMET, IORT and TCI, units of limited partner interest of NRLP and a general partnership interest in NRLP and NOLP, through its 76.8% limited partner interest in SAMLP and 50% interests in real estate joint venture partnerships. Mr. Phillips, Chairman of the Board and a Director of the Company until November 16, 1992, is a general partner of SAMLP, which serves as general partner of NRLP and NOLP. BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

In addition to the equity securities of the Trusts and NRLP acquired from Southmark in connection with the Southmark Separation Agreements, the Company has made additional investments through private and open market purchases of the equity securities of each of such entities. The Company's cost with respect to shares of the Trusts at December 31, 1993 totaled $18.5 million, and its cost with respect to units of limited partner interest in NRLP totaled $23.0 million. The aggregate carrying value (cost plus/minus equity in income/losses and less distributions received) of such equity securities of the Trusts and NRLP at December 31, 1993 was $31.1 million and the aggregate market value of such equity securities was $44.3 million. The aggregate investee book value of the equity securities of the Trusts and the Company's share of NRLP's revaluation equity based upon the December 31, 1993 financial statements of each entity was $48.5 million and $113.0 million, respectively. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In 1990, the Company's Board of Directors authorized and in May 1993 reaffirmed the expenditure by the Company of up to an aggregate of $17.0 million to acquire additional units of NRLP and shares of the Trusts. As of March 31, 1994, the Company had expended $11.3 million to acquire units of NRLP and an aggregate of $4.2 million to acquire shares of the Trusts in accordance with this authorization. The Company expects to make additional investments in the equity securities of such entities to the extent permitted by its liquidity.

In September 1992, the Company agreed to sell its entire holdings in NIRT at the then market price to Mr. Friedman, the President and a Director of the Company until December 31, 1992, members of his family and his affiliates. Until March 31, 1994, NIRT had the same advisor as the Company. The agreement provided for the Company to sell its 741,592 NIRT shares at the then market price of $6.875 per share. As of December 31, 1993, the Company had transferred all of its NIRT shares to Mr. Friedman and his affiliates, the Company having received as payment $2.9 million in cash ($657,000 in 1992) and $2.2 million in securities of NRLP (42,260 units at $20.50 per unit), TCI (118,500 shares at $5.25 per share), IORT (10,075 shares at $5.375 per share) and CMET (105,095 shares at $6.625 per share). In September 1992, the Company wrote the carrying value of its NIRT shares down to their agreed sales price and discontinued accounting for its investment in NIRT under the equity method.

At December 31, 1993, SAMLP, the general partner of NRLP and NOLP, owned 17,650 shares of TCI. The Company owns a 76.8% limited partnership interest in SAMLP which the Company consolidates for financial statement purposes.

The purchases of the equity securities of the Trusts and NRLP were made for the purpose of investment and were based principally on the opinion of the Company's management that the equity securities of each were and are currently undervalued. The determination by the Company to purchase additional equity securities of the Trusts and NRLP is made on an

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

entity-by-entity basis and depends on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of the Company's management regarding the relative attractiveness of alternative investment opportunities.

Because the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities, the Company accounts for its investment in the Trusts, NRLP, and the joint venture partnerships under the equity method of accounting.
Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings.

Pertinent information regarding the Company's investment in the equity securities of the Trusts and NRLP, entities, which are accounted for under the equity method at December 31, 1993, is summarized below (dollar amounts in thousands):

                                                                     Equivalent
                 Percentage                Carrying                   Investee
              of the Company's             Value of                  Book Value               Market Value
                Ownership at            Investment at                    at                 of Investment at
Investee     December 31, 1993        December 31, 1993          December 31, 1993          December 31, 1993
- --------     -----------------        -----------------          -----------------          -----------------
NRLP....            43.8%                $     12,001              $       -  *                 $    23,642
CMET....            30.2                       10,947                   24,510                       11,349
IORT....            18.0%                       1,952                   19,265                        2,154
TCI.....            20.0                        6,223                    4,740                        7,203
                                         ------------                                           -----------
                                         $     31,123                                           $    44,348
                                         ============                                           ===========

____________________

* At December 31, 1993, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $113.0 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1993.

Each of the Trusts and NRLP own a considerable amount of real estate, much of which, particularly in the case of NRLP, has been held for many years. Because of depreciation, these entities may earn substantial amounts in quarters in which they sell real estate and will probably incur losses in quarters in which they do not. The Company's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

The Company does not have a controlling equity interest in any of the investees set forth in the table above and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of such investees. However, due to the Company's equity investments in, and the existence of common officers with, each of the Trusts, and that Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP, and that the Trusts have the same advisor as the Company and that Mr. Cashwell, a Director of the Company, is also the President of the Trusts and BCM, the Company's advisor, and the President and a director of SAMI, the managing general partner of NRLP and NOLP, the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities. Accordingly, the Company accounts for its investment in these entities under the equity method. Under the equity method, the Company recognizes its proportionate share of the income or loss from the operations of these entities currently, rather than when realized through dividends or on sale. The carrying value of these entities, set forth in the table above, is the original cost of each such investment adjusted under the equity method for the Company's proportionate share of each entity's income or loss and distributions received.

The following is a summary description of each of NRLP and the Trusts, based upon information publicly reported by such entities.

NRLP. NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships sponsored by or otherwise related to Southmark. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to "NRLP" shall constitute references to NRLP and NOLP as a unit. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is SAMLP, a Delaware limited partnership. In November 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partnership interest. Concurrent with such transfer sale, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound mortgage note under a new first mortgage of $223 million.

The Company is a limited partner in SAMLP, holding a 76.8% limited partner interest therein, which the Company consolidates for financial statement purposes. The Company has an option which expires December 27, 1994 to acquire Southmark's 19.2% limited partner interest in SAMLP for $2.4 million, less any distributions received by Southmark. See ITEM 3. "LEGAL PROCEEDINGS - Settlement of Southmark Adversary Proceedings." Mr. Phillips and SAMI, a corporation owned by BCM, the Company's advisor, are the general partners of SAMLP. SAMI is the managing general partner of SAMLP.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

SAMI, as the managing general partner of NRLP, has discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets. NRLP's governing documents place no limitation on the amount of leverage that NRLP may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1993, the aggregate loan-to-value ratio of NRLP's real estate portfolio was 52.1% computed on the basis of the ratio of total property-related debt to aggregate appraised values.

As of December 31, 1993, NRLP owned 86 properties located in 22 states. These properties consisted of 70 apartment complexes comprising 17,762 units, 7 office buildings with an aggregate of 495,594 square feet and 9 shopping centers with an aggregate of 1.1 million square feet.

For the year ended December 31, 1993, NRLP reported net income of $1.3 million compared to a net loss of $3.2 million for the year ended December 31, 1992. NOLP's loss from operations of $7.8 million in 1993 was a 29% improvement when compared to its $11.0 million loss from operations in 1992. NRLP's net income in 1993 was due to a $9.0 million extraordinary gain resulting from NRLP's acquisition at a discount of certain of its mortgage debt. At December 31, 1993, NRLP had total assets of $296.0 million which consisted of $251.5 million in real estate held for investment or sale, $11.5 million in notes and interest receivable, net of allowance for estimated losses, $29.0 million in other assets and $4.0 million in cash and cash equivalents.

In the fourth quarter of 1993, NRLP resumed distributions to unitholders at the initial rate of $0.20 per unit. The Company received distributions of $158,000 in 1993 from NRLP and expects to receive distributions of $749,000 in 1994. No distributions were paid by NRLP in 1992.

NRLP, SAMLP and Messrs. Phillips and Friedman were among the defendants in a class action lawsuit arising out of the transactions discussed above whereby NRLP was formed. An agreement settling such lawsuit as to the defendants, NRLP, SAMLP and Messrs. Phillips and Friedman (the "Moorman Settlement Agreement"), became effective on July 5, 1990. The Moorman Settlement Agreement provides for, among other things, the appointment of an oversight committee for NRLP; the establishment of specified annually increasing targets for a five-year period relating to the price of NRLP units; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; and a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; the contribution by certain co-defendants of cash and notes payable to NRLP aggregating $5.5 million including $2.5 million contributed by SAMLP on behalf of itself and pursuant to the indemnification provisions of

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

SAMLP's agreement of limited partnership, $500,000 of which was paid in 1990, with the remainder to be paid over a four-year period. The final annual installment of principal and interest of $631,000 is due to be paid by SAMLP in May 1994. NRLP also agreed to pay certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The settlement plan remains in effect for five years from May 9, 1990, or until any earlier withdrawal of SAMLP as general partner of NRLP and NOLP.

If the unit price targets are not met for any two successive years or for the final year of the settlement plan, SAMLP will be required to withdraw as general partner of NRLP. The targets began at $44.00 per unit for May 9, 1991, and increase thereafter to $120.00 per unit for May 9, 1995, adjusted for distributions, if any, to unitholders. In 1991, NRLP did not achieve the first of the annual unit price targets. The second anniversary date was May 9, 1992, and the second annual target was a unit price of $57.00. The second annual target was not achieved. Accordingly SAMLP expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. SAMI, the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $25.8 million at December 31, 1993, before reduction for the principal balance ($4.2 million at December 31, 1993) and accrued interest ($3.5 million at December 31, 1993) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee has calculated such Redeemable General Partner Interest to be $20.0 million at December 31, 1993, before reduction for the principal balance and accrued interest on the note receivable from SAMLP for its original capital contribution to NRLP. Such Redeemable General Partner Interest may be paid to SAMLP at the option of the NRLP oversight committee over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on NRLP's financial condition and on the Company's investment in NRLP ($12.0 million at December 31, 1993).

In October 1993, SAMLP and the NRLP oversight committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor general partner of NRLP and NOLP and to consummate the Moorman Settlement Agreement. The nominee for successor general partner will be a newly-formed corporation which will be a wholly-owned subsidiary of SAMLP. Pursuant to the Term Sheet, NRLP will be relieved of any obligation to purchase the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

withdrawal as general partner. The Term Sheet also sets forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly-formed subsidiary which would qualify as a REIT for federal tax purposes. The Company was also a party to the Term Sheet which further provides that within nine months of the spinoff transaction, the Company will make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units have traded at an appreciably higher average price for the prior thirty days.

The parties are preparing the agreement and other documents contemplated by the Term Sheet. Upon execution of an agreement embodying the provisions of the Term Sheet, the NRLP oversight committee and SAMLP will petition the supervising judge for his approval of the agreement. The proposed formation and spinoff of the REIT and the election of the new general partner require the approval of NRLP's unitholders.

CMET. CMET is a California business trust organized in 1980 which commenced operations on December 3, 1980. CMET's primary business is investing in real estate through direct equity investments, and partnerships and financing real estate and real estate- related activities through investments in mortgage notes, including first, wraparound and junior mortgage notes. CMET holds equity investments in apartment complexes and commercial properties (primarily office buildings and shopping centers) throughout the continental United States. CMET's apartment complexes and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. CMET also holds mortgage notes receivable secured by real estate located in each geographic region of the continental United States, other than the Northeast and Pacific regions, with a concentration in the Southeast and Midwest regions.

For the year ended December 31, 1993, CMET reported net income of $615,000 as compared with net income of $758,000 for the year ended December 31, 1992.
Cash flow from property operations (rentals collected less payments for property operating expenses) improved to $8.4 million in 1993 compared to $6.1 million in 1992. At December 31, 1993, CMET had total assets of $160.5 million which consisted of $42.6 million in mortgage notes and interest receivable and real estate held for sale (net of allowance for estimated losses), $94.4 million in real estate held for investment, $21.7 million in investments in partnerships and other assets and $1.8 million in cash and cash equivalents.

In March 1993, CMET resumed the payment of regular quarterly distributions at the initial rate of $0.10 per share. The rate was increased to $0.15 per share for the September 1, 1993 distribution payment. The Company received an aggregate of $428,000 in distributions from CMET in 1993 and anticipates receiving distributions of $529,000 in 1994.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

As of March 31, 1994, CMET owned 204,522 shares of the Company's Common Stock, approximately 7% of the shares then outstanding.

IORT. IORT is a California business trust organized in 1984 which commenced operations on April 10, 1985. IORT is scheduled, unless and until IORT's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. IORT's Declaration of Trust calls for the distribution to shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. However, IORT's board of trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate. IORT holds equity investments in apartment complexes and in commercial properties (primarily office buildings and shopping centers) in the Pacific, Southwest, Southeast and Midwest regions of the continental United States. IORT also holds two mortgage notes receivable.

For the year ended December 31, 1993, IORT reported net income of $875,000 as compared with a net loss of $551,000 for the year ended December 31, 1992.
Such net income is attributable to an improvement in IORT's operating results and an extraordinary gain of $806,000 due to its early payoff of mortgage debt. Cash flow from property operations however, declined slightly to $3.0 million in 1993 from $3.4 million in 1992. At December 31, 1993, IORT had total assets of $50.1 million which consisted of $40.8 million in real estate held for sale, $3.0 million in notes and interest receivable, $5.7 million in investments in partnerships and other assets and $582,000 in cash and cash equivalents.

IORT resumed the payment of regular quarterly distributions in March 1993, at an initial rate of $0.10 per share. The rate was increased to $0.15 per share for the September 1, 1993 distribution payment. The Company received an aggregate of $72,000 in distributions from IORT in 1993 and anticipates receiving distributions of $85,000 in 1994.

TCI. TCI is a Nevada corporation which was originally organized as a California business trust in 1984 and commenced operations on January 31, 1984. TCI has investment policies similar to those of CMET. TCI holds equity investments in apartment complexes and commercial properties (primarily office and industrial buildings and shopping centers) throughout the continental United States with a concentration in the Southwest, Northeast and Southeast regions. TCI also holds mortgage notes receivable secured by real estate located throughout the continental United States, with a concentration in the Southeast and Southwest regions.

For the year ended December 31, 1993, TCI reported a net loss of $8.6 million as compared with a net loss of $5.8 million for the year ended December 31, 1992. The increase in TCI's net loss is attributable to a decrease in operating results primarily caused by losses sustained on

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

three office buildings in Dallas, Texas, which TCI acquired in late 1992.
Cash flow from property operations however, decreased only slightly to $8.7 million in 1993 as compared to $8.8 million in 1992. At December 31, 1993, TCI had total assets of $221.1 million, which consisted of $23.5 million in notes and interest receivable and real estate held for sale (net of allowance for estimated losses), $179.7 million in real estate held for investment, $12.0 million in investments in real estate entities and other assets and $5.9 million in cash and cash equivalents. At December 31, 1993, TCI owned 170,750 of IORT's shares of beneficial interest, approximately 26% of the shares then outstanding.

TCI's dividend policy provides for an annual determination of dividends, after TCI's year end. The minimum amount of dividends will be determined by the amount, if any, required to maintain TCI's status as a REIT for federal tax purposes. The Company received no dividends from TCI in 1993 nor does it expect to receive any dividends in 1994.

SAMLP. Pursuant to the Southmark Separation Agreements, the Company acquired a 96% limited partner interest in SAMLP, the general partner of and holder of a 1% beneficial interest in each of NRLP and NOLP. In accordance with the Southmark adversary proceedings settlement, as described in ITEM 3. "LEGAL PROCEEDINGS - Settlement of Southmark Adversary Proceedings," on February 25, 1992 the Company assigned to Southmark a 19.2% limited partner interest in SAMLP. The Company has an option which expires on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark.

The Company consolidates SAMLP for financial statement purposes and accordingly SAMLP's accounts and operations are included in the accompanying Consolidated Financial Statements. See ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As a limited partner, the Company has no role in the management of the business affairs of SAMLP. Rather, Mr. Phillips, a general partner of SAMLP, and SAMI, the managing general partner of SAMLP, have full and complete authority to manage SAMLP.

River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, an owner of in excess of 14% of the Company's Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partnership interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides that the other general partner is guaranteed a 10% return on its investment. There were 18 lots sold in 1993 and 269 lots remained to be sold at December 31, 1993.

ITEM 3.  LEGAL PROCEEDINGS

Settlement of Southmark Adversary Proceedings

During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covers all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, SWI, NRLP, IORT, TCI, CMET, NIRT, VPT and the Company. The final settlement of such litigation concludes all suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark will receive $13.2 million from the various settling defendants. Payments totaling $11.9 million were made in 1992 and 1993 and the remaining $1.3 million is scheduled to be paid by June 27, 1994.

The Company paid Southmark $1.0 million in each of 1992 and 1993, and will pay Southmark an additional $435,000 by June 27, 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP, and the Company received Southmark's interest in Novus Nevada. The Company has an option which expires on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. On May 1, 1992, the Company received from Southmark, land subject to a ground lease in Denver, Colorado, land in Forest Park, Georgia, a mortgage note secured by land in Tabonia, Utah and a participation in a mortgage note secured by a retail property in Forest Park, Georgia. The Company believes these assets have an aggregate value at least equal to the consideration the Company has agreed to pay Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP, as described below. The Company intends to cancel its collateral shares as they are released from the pledge to Southmark and returned to it by ATN. Voting rights to the Company's collateral shares are held by the Company's Board of Directors. ATN is a general partnership of which the Company and NRLP are general partners. ATN was formed solely to hold title to the securities issued by each partner and TCI and to pledge such securities to Southmark. As of December 31, 1993, Southmark had released 195,000 of the Company's shares of Common Stock which were returned to the Company by ATN and canceled. The unpaid settlement balance of $1.3 million is secured by a pledge of Common Stock of the Company having a minimum value of 145% of the unpaid balance and by the Company's remaining limited partner interest in SAMLP.

In addition to the pledge of the Company's Common Stock securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI have each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In the event of default, Southmark is entitled to entry of those judgments and to recover from the parties an aggregate of $25 million, subject to

ITEM 3.  LEGAL PROCEEDINGS

Settlement of Southmark Adversary Proceedings

reduction for any amounts previously paid. If the settlement obligations are met, the judgments will be returned to the defendants.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI, CMET, IORT, NIRT and TCI relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 13, 1993, at which meeting the Company's stockholders elected the following as Class II Directors of the Company:

                                                      Shares Voting
                                                -------------------------
                                                               Withheld
           Director                                For         Authority
     --------------------                       ---------     -----------

     Al Gonzalez.......................         2,560,023        22,004
     G. Wayne Watts....................         2,560,481        21,545

The Directors whose terms did not expire in 1993 and therefore did not stand for reelection were Oscar W. Cashwell, Class I Director, and Tilmon Kreiling, Jr. and Ryan T. Phillips, Class III Directors.

                      ___________________________________


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

            QUARTER ENDED                                                         HIGH                 LOW
- -------------------------------------                                           --------             -------
March 31, 1994.......................                                        $      13 3/8       $      12 1/2

March 31, 1993.......................                                                8 5/8               6
June 30, 1993........................                                                9 5/8               8 1/8
September 30, 1993...................                                               12 3/4               8 7/8
December 31, 1993 ...................                                               15 5/8              11 1/4

March 31, 1992.......................                                                8 1/4               5 1/4
June 30, 1992........................                                                7 1/4               5 3/4
September 30, 1992...................                                                6 3/8               6
December 31, 1992....................                                                6 1/4               5 5/8

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS (Continued)

As of March 31, 1994, the closing market price of the Company's Common Stock on the New York Stock Exchange was $12.75 per share.

As of March 31, 1994, the Company's Common Stock was held by 3,129 stockholders of record.

On December 6, 1988, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. As of March 31, 1994, no shares had been repurchased pursuant to such authorization. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

The Company's dividend policy provides for an annual determination of dividend distributions, after the Company's year end. No dividends were declared or paid in 1993. The Company last paid dividends in 1990.

In April 1990, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and approved the distribution to stockholders of a dividend of one share purchase right (the "Rights") for each then outstanding share of the Company's Common Stock. Each Right will entitle stockholders to purchase one one- hundredth of a share of a new series of preferred stock at an exercise price of $25.00.

The Rights will generally be exercisable only if a person or group (the "Adverse Group") increases its then current ownership in the Company by more than 25% or commences a tender offer for 25% or more of the Company's Common Stock. If any person or entity actually increases its current ownership in the Company by more than 25% or if the Company's Board of Directors of the Company determines that any 10% stockholder is adversely affecting the business of the Company, holders of the Rights, other than the Adverse Group, will be entitled to buy, at the exercise price, Common Stock of the Company with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, the number of shares of the surviving company having a market value of twice the Right's exercise price. In connection with the one-for-three reverse share split effected in December 1990, the Rights were proportionately adjusted so that each post-split share certificate represents three Rights, each of which permit the holder thereof to purchase one one-hundredth of a preferred share for $25.00 under such circumstances.
The Rights expire in 2000 and may be redeemed at the Company's option for $.01 per Right under certain circumstances.

On March 5, 1991, the Company's Board of Directors approved an amendment to the Rights Plan. The amendment excludes the Company, the Company's subsidiaries, and the Advisor or its officers and directors from the class of persons who may cause the Rights to become exercisable by increasing their ownership of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           For the Years Ended December 31,
                                   ------------------------------------------------------------------------------
                                      1993             1992             1991             1990             1989
                                   ----------       ----------       ----------       ----------       ----------
                                                       (dollars in thousands, except per share)
EARNINGS DATA
Income......................      $      9,413     $      8,093     $     12,609     $     15,327     $     16,608
Expense.....................            18,128           18,243           24,387           32,689           13,059
                                  ------------     ------------     ------------     ------------     ------------

Income (loss) before
  gain on sale of
  real estate and
  extraordinary gain........            (8,715)         (10,150)         (11,778)         (17,362)           3,549
Gain on sale of real
  estate....................               481              566            1,271              983            1,669
Extraordinary gain..........             3,807              -              7,628              -                -
                                  ------------     ------------     ------------     ------------     ------------
Net income (loss)...........            (4,427)          (9,584)          (2,879)         (16,379)           5,218

Redeemable Common Stock,
  accretion of discount.....              (129)            (258)             -                -                -
                                  ------------     ------------     ------------     ------------     ------------
Income (loss) applicable to
  Common shares.............      $     (4,556)    $     (9,842)    $     (2,879)    $    (16,379)    $      5,218
                                  ============     ============     ============     ============     ============

PER SHARE DATA
Income (loss) before gain
  on sale of real estate
  and extraordinary gain....      $      (2.88)    $      (4.18)    $      (5.56)    $      (8.20)    $       1.22
Gain on sale of real
  estate....................               .16              .23              .60              .47              .57
Extraordinary gain..........              1.26              -               3.60              -                -
                                  ------------     ------------     ------------     ------------     ------------
Net income (loss)...........             (1.46)           (3.95)           (1.36)           (7.73)            1.79

Redeemable Common Stock,
  accretion of discount.....              (.04)            (.11)             -                -                -
                                  ------------     ------------     ------------     ------------     ------------
Income (loss) applicable to
  Common shares.............      $      (1.50)    $      (4.06)    $      (1.36)    $      (7.73)    $       1.79
                                  ============     ============     ============     ============     ============

Dividends...................      $        -       $        -       $        -       $        .60     $       4.50

Weighted average shares
  outstanding...............        3,025,275        2,453,292         2,117,699        2,118,160        2,913,060

                                                                     December 31,
                                   ------------------------------------------------------------------------------
                                      1993             1992             1991             1990             1989
                                   ----------       ----------       ----------       ----------       ----------
                                                      (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
  receivable................      $     51,769     $     72,808     $     68,507     $     78,026     $    125,639
Real estate.................            52,437           45,317           52,654           62,680           11,807
Total assets................           139,861          151,010          153,131          179,957          190,364
Notes and interest
  payable...................            53,693           63,698           65,074           93,973           84,611
Stockholders' equity........            56,120           60,476           70,221           73,112           90,762

Book value per share........      $      22.23     $      23.76     $      33.16     $      34.51     $      42.84

Shares and per share data have been restated to give effect to the one-for-three reverse stock split that was effected December 10, 1990.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General.   Cash and cash equivalents at December 31, 1993 aggregated $843,000, compared with $510,000 at December 31, 1992. Although the Company anticipates that during 1994 it will generate excess funds from operations, as discussed below, such excess funds are not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable and unencumbered properties, the sale or refinancing of properties and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $10.7 million are scheduled to mature during 1994. Subsequent to year end, the Company reached agreement with the lender on a note payable with a balance of $10.4 million at December 31, 1993 which was scheduled to mature in December 1994 to extend the note to December 18, 1997. The Company also has an agreement with the lender on a note payable with a principal balance of $950,000 at December 31, 1993 and that had matured August 1, 1993, to extend the note's maturity date to July 1, 1995. See NOTE 8. "NOTES AND INTEREST PAYABLE." The non-current portion of both notes has been excluded from scheduled 1994 maturities, above. The extension terms for these notes payable are discussed in more detail under "Loans Payable," below. The Company intends to either extend the maturity dates or obtain alternate financing for the remainder of its debt obligations that mature in 1994. There can be no assurance, however, that these efforts to obtain alternate financing or debt extensions will be successful.

The Company refinanced a mortgage with a principal balance of $5.3 million at September 30, 1993, that was scheduled to mature December 31, 1993 with a new $6.0 million mortgage that matures November 1, 1996 and is secured by the Boulevard Villas Apartments, as described below. See NOTE 4. "NOTES AND INTEREST RECEIVABLE." The Company also obtained mortgage financing on an unencumbered commercial property in May 1993 which provided net cash to the Company of $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $1.9 million in cash. From March 1993 to March 1995, the purchaser can require the Company to repurchase 360,000 of such shares at $6.11 per share or a total of $2.2 million. See NOTE 9. "REDEEMABLE COMMON STOCK."

The Company expects an increase in cash flow from property operations in 1994 from an increase in both occupancy and rental rates at the Company's apartment complexes and from a full year's operations of the properties acquired through foreclosure in March and July 1993. The Company is also expecting continued lot sales at its two unencumbered Texas residential subdivisions generating
additional cash flow.   In August 1993, the Company sold the Fox City Shopping
Center, with the purchaser assuming mortgage debt totaling $5.5 million. The Company realized net cash of $416,000 from the sale.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate, and borrowings against its investments in real estate entities, mortgage notes receivable, and to the extent available and necessary borrowings from the Company's advisor, which totaled $3.6 million at December 31, 1993, will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make investments in real estate, additional investments in real estate entities and fund or acquire mortgage notes.

Notes Receivable. Scheduled principal maturities of notes receivable are $5.4 million in 1994. However, at December 31, 1993, notes receivable with scheduled 1994 maturities of $4.5 million were in default. The majority of the Company's mortgage notes receivable are due over the next one to ten years and provide for "balloon" payments by the borrowers. It may be necessary for the Company to consider extending certain notes if the borrowers do not have the resources to repay the loans, are unable to sell the property securing such loans, or are unable to refinance the debt owed.

In December 1992, the Company entered into an agreement to purchase the first mortgage secured by Boulevard Villas Apartments, a property on which the Company held a second lien mortgage note that was in default. The Company made a $1.0 million down payment at the time it executed the purchase agreement. In June 1993, the Company and the first lienholder modified the note purchase agreement to allow the Company to become the owner of the first mortgage and foreclose on the Boulevard Villas, the collateral securing the note in exchange for short-term purchase money financing from the first lienholder for the then balance owed under the note purchase agreement. In October 1993, the property was refinanced under a new mortgage of $6.0 million, with a maturity date of November 1, 1996. The Company received net refinancing proceeds of $280,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

after payoff of the existing first mortgage, the establishment of required repair and tax escrows and the payment of costs associated with the refinancing.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $500,000 note was paid off on July 30, 1993. Payments of interest and principal on the Company's wraparound note receivable were made directly by the borrower to the holder of the first and second lien mortgages and were applied against interest and principal thereon. Since October 1993, the borrower has failed to make the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. The Company and the underlying lienholder have accelerated their notes. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1993, including compounded interest and the underlying liens totaled $6.1 million at December 31, 1993. The Company is negotiating with the borrower and the underlying lienholder to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens. The Company expects to be successful in such negotiations, however, if it should lose the collateral property to the underlying lienholder it would incur a loss of $12.4 million.

The Company anticipates a continued improvement in the operations of the properties securing its mortgage notes receivable in certain regions of the continental United States, in particular the Southwest region. In spite of this anticipated improvement in the real estate market in general and the Southwest in particular, the Company can give no assurance that it will not continue to experience further deterioration in cash flow due to new problem loans.

Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 4.50% to 7.75%. Margin borrowings were $16.1 million (approximately 36% of market value) at December 31, 1993, an increase of $6.4 million from December 31, 1992.

In May 1993, the Company obtained mortgage financing of $1.8 million on the theretofore unencumbered Rosedale Towers, an office building in Minneapolis, Minnesota. The Company realized net financing proceeds of $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

On December 23, 1993, the Company refinanced the Watersedge III and Edgewater Gardens Apartments. The Company received refinancing proceeds totaling $1.7 million after the payoff of existing mortgage debt totaling $4.9 million and associated refinancing costs.

In June 1993, the Company modified the $4.2 million first mortgage secured by the Park Plaza Shopping Center, extending the maturity date to May 10, 2003. At the same time, the Company obtained an additional loan of up to $1.0 million also secured by the shopping center from the same lender for capital and tenant improvements to the shopping center. The new loan was also scheduled to mature June 1, 2003. Advances on the new loan were made by the lender as the improvements were completed. Included in the modification of the first mortgage is a "forgiveness of debt" clause, allowing a forgiveness of an amount equal to the lesser of $500,000 or one- half of the amount advanced on the new loan, if paid off by May 31, 1994. The principal balance of the new loan, $887,000, was paid off December 23, 1993, the Company receiving a credit of $443,000 against the first mortgage reducing the balance to $3.7 million at December 31, 1993. The Company also deposited $105,000 in an escrow account to complete remaining parking lot and exterior renovations at the shopping center. The Company is also to receive a credit against the first mortgage for one half of these monies as expended.

In March 1992, the Company obtained a $1.3 million working capital loan from a financial institution which matured April 1, 1993. The lender extended the maturity date to April 1, 1994. In January 1994, the Company made a $100,000 principal paydown, bringing the balance of the note to $350,000 at January 31, 1994. The Company paid off the balance of the loan at maturity.

A loan with a principal balance of $950,000 at December 31, 1993 matured in February 1993. The lender agreed to extend the maturity date of the note to August 1, 1993 in exchange for an April 1, 1993 principal paydown of $200,000 and monthly principal paydowns of $50,000 per month, beginning May 1, 1993.
The Company did not payoff the loan at maturity, but has continued to make monthly principal reduction payments of $50,000 in accordance with the expired loan agreement. The Company has reached an agreement with the lender to extend the maturity date to July 1995, with the Company continuing its $50,000 monthly principal reduction payments.

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of five real estate investment trusts, at the time having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of NRLP and three of the trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and NRLP will be acquired in the future through open-market and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

negotiated transactions to the extent the Company's liquidity permits. In September 1992, the Company agreed to sell its entire shareholdings in the other two trusts, to William S. Friedman, members of his family or affiliates. Mr. Friedman is the President and a trustee of these trusts and served as President and Director of the Company until December 31, 1992 and until May 1, 1993, served as President of the Company's advisor. As of December 31, 1992, the Company had completed the sale of all of its shares in one of the trusts, Vinland Property Trust, to Mr. Friedman's wife for cash. In 1993, the Company completed the sale of all of its shares in the other trust, National Income Realty Trust ("NIRT") to Mr. Friedman and his affiliates. The Company received $2.9 million in cash ($657,000 in 1992), 42,260 units of NRLP, 105,096 shares of CMET, 118,500 shares of TCI and 10,075 shares of IORT.

Equity securities of CMET, IORT, TCI and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of two years after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent of its taxable income, if any. In March 1993, CMET and IORT resumed the payment of regular quarterly distributions and in December 1993 NRLP also resumed regular distributions. In 1993, the Company received distributions totaling $506,000 from CMET and IORT and $170,000 from NRLP and anticipates receiving distributions totaling $615,000 from CMET and IORT and $749,000 from NRLP in 1994.

The Company's management, on a quarterly basis, reviews the carrying value of the Company's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties or loans are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing such notes. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1993 Compared to 1992. The Company reported a net loss of $4.4 million in 1993 as compared to a net loss of $9.6 million in 1992. The primary factors contributing to the decrease in Company's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $1.4 million in 1992 to $2.6 million in 1993. This increase was attributable to an increase of $388,000 from improved occupancy and rents at the Company's commercial properties and $271,000 and $296,000 from the 1993 acquisitions of Boulevard Villas Apartments and KC Holiday Inn. Offsetting these increases were an additional $124,000 of property taxes and hazard insurance premiums incurred in 1993 on land owned by the Company. The Company is expecting an increase in net rental income in 1994 from a full year of operations of the Boulevard Villas Apartments and the KC Holiday Inn and from increased rental rates at its apartment complexes.

Interest income decreased from $5.7 million in 1992 to $5.0 million in 1993. This decrease is primarily due to a $639,000 decrease from the settlement of a note receivable and related note payable. See NOTE 8. "NOTES AND INTEREST PAYABLE." Decreases of $262,000 due to mortgage notes receivable foreclosed or restructured in 1992 or 1993, $192,000 due to nonperforming, nonaccruing loans, and $339,000 due to principal payoffs and paydowns, and/or sales of notes receivable during 1992 or 1993 were offset in part by a $277,000 increase in interest income from the 1992 mid-year sale of the Continental Hotel. The Company expects a decrease in interest income in 1994 if the nonperforming Continental Hotel mortgage note receivable is not successfully restructured.

Equity in losses of investees increased from a loss of $3.4 million in 1992 to a loss of $4.0 million in 1993. This increase in equity losses is primarily attributable to the Company's increased share ownership in each of TCI and NRLP during 1993, increasing the Company's proportionate share of loss from operations of each such entity.

Interest expense decreased from $7.2 million in 1992 to $6.5 million in 1993. This decrease is attributable to payoffs of notes and principal reductions in 1992 and 1993 reducing interest expense by $2.0 million and a decrease of $449,000 due to the settlement of a note payable and related note receivable in August 1993. These decreases were offset in part by new loans obtained in 1992 and 1993 increasing interest expense by $1.6 million and increased margin borrowings in 1993 increasing interest expense by $119,000.

Advisory and mortgage servicing fees in 1992 and 1993 were comparable at $1.3 million.

General and administrative expenses decreased from $2.3 million in 1992 to $1.8 million in 1993. The decrease is primarily attributable to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

legal costs incurred in 1992 in connection with the Continental Hotel bankruptcy and Southmark litigation. See NOTE 17. "COMMITMENTS AND CONTINGENCIES."

Provision for losses decreased from $3.7 million in 1992 to $2.3 million in 1993. The 1993 provision for losses is comprised of a $2.0 million reserve against the carrying value of undeveloped land in downtown Atlanta, Georgia and a $300,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable. The 1992 provision for losses is comprised of a $800,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable subsequently foreclosed, $404,000 to reserve against the carrying value of a mortgage note receivable subsequently sold, $1.3 million to reserve against the carrying value of first mortgage note and $771,000 related to the Company's agreement to sell its NIRT shares.

Gains on sales of real estate decreased from $566,000 in 1992 to $481,000 in 1993. The decrease is due to the $85,000 loss recorded on the sale of the Fox City Shopping Center and a $10,000 loss recorded on the sale of a condominium unit. The gains from the sale of residential lots in 1992 and 1993 were comparable. See NOTE 5. "REAL ESTATE."

The Company recognized an income tax benefit of $921,000 in 1992 from the reversal of tax expense previously recognized on installment sales.

The Company recognized $3.8 million extraordinary gain in 1993 as compared to no extraordinary gain in 1992. $3.4 million of the extraordinary gain represents the Company's share of an equity investee's reported extraordinary gain of $9.0 million from the acquisition at a discount of its mortgage debt and the $443,000 forgiveness of the Company's debt as discussed in "Liquidity and Capital Resources," above.

1992 Compared to 1991. The Company had a net loss of $9.6 million in 1992, as compared to a net loss of $2.9 million in 1991. The primary factors contributing to the increase in Company's net loss are discussed in the following paragraphs.

Interest income from mortgage notes receivable decreased from $7.2 million in 1991 to $5.7 million in 1992. This decrease is primarily attributable to a reduction of $314,000 in interest income due to notes receivable paid off during 1991, a reduction of $1.0 million due to notes receivable foreclosed or restructured during 1992, a reduction of $933,000 from principal reductions, and a decrease of $695,000 due to nonperforming loans. These decreases were partially offset by an increase in interest income of $1.3 million resulting from the Company's sale of the Continental Hotel in June 1992 for a $22 million wraparound note receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net rental income (rental income less property operating expenses) decreased from $2.4 million in 1991 to $1.4 million in 1992. This decrease is attributable to the transfer of the Porticos Apartments to IORT in November 1991, in satisfaction of the Company's note repurchase obligation.

Equity in losses of investees increased from a loss of $1.1 million in 1991 to a loss of $3.4 million in 1992. This increase in equity losses from 1991 to 1992 is primarily attributable to the Company's increased share of ownership in each of CMET, IORT, TCI and NRLP during 1992, increasing the Company's proportionate share of equity in results of operations of each such entity. Also, the Company ceased recognizing equity earnings attributable to NIRT on September 1, 1992, due to the Company's agreement to sell all of its NIRT shares.

Interest expense decreased from $8.8 million in 1991 to $7.2 million in 1992. This decrease is attributable to a $1.2 million reduction in interest expense due to the transfer of the Porticos Apartments to IORT in November 1991, a further $1.7 million reduction relates to a line of credit which was paid in full in December 1991, and a $507,000 decrease is due to principal paydowns on other borrowings in 1991. These decreases were offset in part by an increase in interest expense of $2.3 million related to new mortgage debt incurred as a result of property refinancings in 1992 as well as debt assumed or incurred on properties purchased in 1992 and a $401,000 increase in interest expense due to increased margin borrowings during 1992.

Advisory and mortgage servicing fees decreased from $2.6 million in 1991 to $1.3 million in 1992. This decrease is due to a fifty percent reduction in the advisor's base fee effective October 1, 1991.

General and administrative expenses decreased from $3.8 million in 1991 to $2.3 million in 1992. This decrease is primarily due to legal fees of $740,000 incurred in 1991 in connection with the Southmark Corporation adversary proceedings and $175,000 for consulting fees related to the Continental Hotel foreclosure and bankruptcy in 1991. See NOTE 4. "NOTES AND INTEREST RECEIVABLE." and NOTE 17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings."

The provision for losses in 1992 was $3.7 million compared to $5.3 million in 1991. The 1992 provision for losses is comprised primarily of a $800,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable subsequently foreclosed, $404,000 to reserve against the carrying value of a mortgage note receivable subsequently sold, $1.3 million to reserve against the carrying value of first mortgage note and $771,000 related to the Company's agreement to sell its NIRT shares. The 1991 provision for losses is comprised of the write-off of two mortgage notes secured by a commercial property in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

South Carolina, a mortgage receivable secured by an apartment complex in Alabama and $3.5 million related to performance obligations of the Company.

Gains on real estate sales were $566,000 in 1992 as compared to $1.3 million in 1991. The 1992 gain resulted from the sale of 84 residential lots in Texas. The gain in 1991 resulted primarily from the sale of four restaurant properties in California and 50 residential lots in Texas.

The Company reported no extraordinary gain in 1992 as compared to $7.6 million in 1991. The extraordinary gain in 1991 is the result of the Company's discounted payoff of a bank line of credit.

Income tax benefit of $921,000 was recorded in 1992 compared to a benefit of $1.2 million in 1991. The benefit in both years is due to the reversal of tax expense previously recognized on installment sales of real estate.

Commitments

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $1.9 million cash. Terms of the sale agreement provide the purchaser with an option to require the Company to reacquire up to 360,000 of the shares at $6.11 per share, a total of $2.2 million. Such option is exercisable for a two year period which began in March 1993. To secure its payment obligations under the option agreement, the Company assigned its interest in the $22 million note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada.

Also, in June 1992, the Company obtained a $3.3 million loan from the same investor, collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan provides for the lender's participation in the proceeds from either the sale or refinancing of the Atlanta land to the extent of 15.57% of the net proceeds, as defined, in excess of $10.0 million. The lender also had the right during a period beginning eighteen months from the date of the loan and continuing ninety days thereafter to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, the lender exercised his put which required full payment by the Company within 30 days. The Company has recognized such obligation by accruing additional interest on the $3.3 million loan. The lender has agreed to extend the payment date to January 2, 1995, and BCM and the trust that beneficially owns BCM, have agreed to guarantee the Company's obligation, as well as the Company's obligation to purchase up to 360,000 shares of the Company's Common Stock pursuant to the option held by the lender. As of March 31, 1994, BCM owned approximately 38% of the outstanding shares of the Company's Common Stock. See NOTE 8. "NOTES AND INTEREST PAYABLE."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments (Continued)

In October 1993, NRLP, Syntek Asset Management, L.P. ("SAMLP"), the NRLP oversight committee and the Company reached an agreement evidenced by a detailed Term Sheet to nominate a candidate to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, and to consummate the 1990 settlement of a class action suit. The Term Sheet also sets forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly- formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP. SAMLP currently serves as the general partner of NRLP and NOLP and a newly formed subsidiary of SAMLP is to be nominated as successor general partner. The Term Sheet further provides that within nine months of the spinoff transaction, the Company will make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units have traded at an appreciably higher average price for the prior thirty days. See
NOTE 17. "COMMITMENTS AND CONTINGENCIES."

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos- containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Company from property sales. Moreover, the Company frequently lends at fixed rates while it borrows at floating rates. In periods of falling interest rates, this could result in the Company's mortgage loan portfolio yielding above-market rates while the cost of borrowing decreases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

On October 23, 1991, the Company's Board of Directors determined that the benefits of maintaining the Company's qualification as a REIT for federal tax purposes were no longer significant and that maintaining REIT status would restrict the Company's financial flexibility and opportunities in the current real estate markets. The Company therefore allowed its REIT status to lapse in 1991 and as a consequence will be taxed on its current and future earnings at the federal tax rate for corporations and will no longer be allowed a deduction for dividends paid.

For the year ended December 31, 1990, the Company elected and, in the opinion of the Company's management, qualified as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

See NOTE 14. "INCOME TAXES" for a further discussion of income taxes.

Recent Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing this statement, but expects that they will not be material as the statement is applicable to debt restructurings and loan impairments after the earlier of the effective date of the statement or the Company's adoption of the statement.

At its January 26, 1994 meeting, the FASB directed its staff to prepare an exposure draft, that if approved, would eliminate the provisions of SFAS No. 114 that describe how a creditor should recognize income on an impaired loan and add disclosure requirements on income recognized on impaired loans. The effective date of SFAS No. 114 is not anticipated to change.




                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page
                                                               -----

Report of Independent Certified Public Accountants.....         45

Consolidated Balance Sheets -
  December 31, 1993 and 1992...........................         46

Consolidated Statements of Operations -
  Years Ended December  31, 1993, 1992 and 1991........         47

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1993, 1992 and 1991.........         49

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1993, 1992 and 1991.........         50

Notes to Consolidated Financial Statements.............         53

Schedule I - Marketable Securities.....................         84

Schedule II - Amounts Receivable from Related Parties
  and Underwriters, Promoters, and Employees Other than
  Related Parties......................................         85

Schedule IX - Short-term Borrowings....................         86

Schedule X - Supplementary Statement of Operations
  Information..........................................         87

Schedule XI - Real Estate and Accumulated Depreciation.         88

Schedule XII - Mortgage Loans on Real Estate...........         90





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
American Realty Trust, Inc.


We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

For the three years ended December 31, 1993, the Company had operating cash flow deficits totaling $7.2 million and net losses totaling $16.9 million. As discussed in Note 18, the Company's operating cash flow has not been sufficient to pay mortgages and other obligations as they come due without advances from affiliates, asset sales, refinancings and debt extensions. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 18. The financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.




                                  BDO SEIDMAN

Dallas, Texas
April 11, 1994

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                          ----------------------------------
                                                                               1993                 1992
                   Assets                                                 -------------        -------------
                   ------                                                       (dollars in thousands)
Notes and interest receivable
  Performing (including $5,527 in 1993 and
   1992 from affiliate).........................                          $      28,547        $      66,481
  Nonperforming, nonaccruing....................                                 23,222                6,327
                                                                          -------------        -------------
                                                                                 51,769               72,808
Real estate held for sale, (net of accumulated
  depreciation of $5,320 in 1993 and $5,230
  in 1992)......................................                                 21,426               17,639

Less - allowance for estimated losses...........                                 (9,913)             (12,444)
                                                                          -------------        -------------
                                                                                 63,282               78,003
Real estate held for investment (net of accumu-
  lated depreciation of $1,424 in 1993 and $928
  in 1992)......................................                                 31,011               27,678

Marketable equity securities of affiliate
  held for sale.................................                                    -                  3,009
Cash and cash equivalents.......................                                    843                  510
Investments in real estate entities.............                                 40,005               36,927
Other assets (including $477 in 1993 and $429
  in 1992 due from affiliate)...................                                  4,720                4,883
                                                                          -------------        -------------
                                                                          $     139,861        $     151,010
                                                                          =============        =============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable (including $10,495 in
  1993 and $10,074 in 1992 due to affiliates)...                          $      53,693        $      63,698
Margin borrowings...............................                                 16,147                9,681
Accounts payable and other liabilities
  (including $3,637 in 1993 and $4,920 in 1992
  due to affiliate).............................                                 10,552               13,348
                                                                          -------------        -------------
                                                                                 80,392               86,727

Minority interest...............................                                  1,149                1,737

Redeemable Common Stock; issued and outstanding
  360,000 shares................................                                  2,200                2,070

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value authorized
  16,667,000 shares; issued and outstanding
  2,524,164 shares in 1993 and 2,544,781 shares
  in 1992.......................................                                     25                   25
Paid-in capital.................................                                 64,553               64,353
Accumulated (deficit)...........................                                 (8,458)              (3,902)
                                                                          -------------        -------------
                                                                                 56,120               60,476
                                                                          -------------        -------------
                                                                          $     139,861        $     151,010
                                                                          =============        =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            Years Ended December 31,
                                                             ----------------------------------------------------
                                                                  1993               1992              1991
                                                             -------------       -------------     --------------
                                                                   (dollars in thousands, except per share)
Income
 Rentals...................................                  $       7,885       $       4,848     $        5,632
 Interest (including $48 in 1993, $277 in
    1992 and $667 in 1991 from affiliates).                          4,984               5,728              7,241
 Equity in (losses) of investees...........                         (4,014)             (3,388)            (1,078)
 Other.....................................                            558                 905                814
                                                             -------------       -------------     --------------

                                                                     9,413               8,093             12,609

Expenses
 Property operations (including $45 in
    1993, $49 in 1992 and $27 in 1991 to
    affiliates)............................                          5,273               3,460              3,264
 Interest (including $1,029 in 1993, $699
    in 1992 and $538 in 1991 to affiliates)                          6,497               7,227              8,799
 Advisory and servicing fees to affiliate..                          1,257               1,340              2,616
 General and administrative (including
    $288 in 1993, $299 in 1992 and $373
    in 1991 to affiliate)..................                          1,819               2,325              3,822
 Depreciation and amortization.............                          1,130               1,259              1,697
 Provision for losses......................                          2,300               3,757              5,274
 Minority interest.........................                           (159)               (204)                70
                                                             -------------       -------------     --------------

                                                                    18,117              19,164             25,542
                                                             -------------       -------------     --------------

(Loss) from operations.....................                         (8,704)            (11,071)           (12,933)
Income tax benefit (expense)...............                            (11)                921              1,155
                                                             -------------       -------------     --------------

(Loss) before gain on sale of real estate
 and extraordinary gain....................                         (8,715)            (10,150)           (11,778)

Net gain on sale of real estate............                            481                 566              1,271
Extraordinary gain.........................                          3,807                 -                7,628
                                                             -------------       -------------     --------------

Net (loss).................................                         (4,427)             (9,584)            (2,879)

Redeemable Common Stock,
 accretion of discount.....................                           (129)               (258)               -
                                                             -------------       -------------     --------------

Net (loss) applicable to Common shares.....                  $      (4,556)      $      (9,842)    $       (2,879)
                                                             =============       =============     ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)





                                                                           Years Ended December 31,
                                                             --------------------------------------------------
                                                                 1993               1992              1991
                                                             -----------         -----------       ------------
Earnings per share
(Loss) before gain on sale of real estate
 and extraordinary gain...................                   $     (2.88)        $     (4.18)      $      (5.56)
Net gain on sale of real estate...........                           .16                 .23                .60
Extraordinary gain........................                          1.26                 -                 3.60
                                                             -----------         -----------       ------------

Net (loss)................................                         (1.46)              (3.95)             (1.36)

Redeemable Common Stock,
 accretion of discount....................                          (.04)               (.11)               -
                                                             -----------         -----------       ------------

Net (loss) applicable to Common
 shares...................................                   $     (1.50)        $     (4.06)      $      (1.36)
                                                             ===========         ===========       ============



Weighted average Common shares used in
 computing earnings per share.............                     3,025,275           2,453,292          2,117,699
                                                             ===========         ===========       ============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                                        AMERICAN REALTY TRUST, INC.
                                           CONSOLIDATED STATEMENTS OF
                                           STOCKHOLDERS' EQUITY



                                                                                   Accumu-
                                     Common Stock                                  lated
                               -------------------------         Paid-in          Earnings           Stockholders'
                                Shares          Amount           Capital          (Deficit)             Equity
                               ---------     ------------      ------------     ------------        --------------
                                                          (dollars and shares in thousands)
Balance,
 January 1, 1991.....          2,117,960     $         21      $     64,272     $      8,819        $       73,112

Fractional shares
acquired.............               (523)             -                 (12)             -                     (12)

Net (loss)...........                -                -                 -             (2,879)               (2,879)
                               ---------     ------------      ------------     ------------        --------------

Balance,
  December 31, 1991..          2,117,437               21            64,260            5,940                70,221

Common Stock issued..            427,359                4                93              -                      97
Accretion of discount
  on redeemable
  Common Stock.......                -                -                 -               (258)                 (258)

Fractional shares
  reacquired.........                (15)             -                 -                -                     -

Net (loss)...........                -                -                 -             (9,584)               (9,584)
                               ---------     ------------      ------------     ------------        --------------

Balance,
  December 31, 1992..          2,544,781               25            64,353           (3,902)               60,476

Common Stock issued..            174,509                2               198              -                     200

Fractional shares
  reacquired.........               (126)             -                 -                -                     -

Accretion of discount
  on redeemable
  Common Stock.......                -                -                 -               (129)                 (129)

Common Stock retired.           (195,000)              (2)                2              -                     -

Net (loss)...........                -                -                 -             (4,427)               (4,427)
                               ---------     ------------      ------------     ------------        --------------

Balance,
  December 31, 1993..          2,524,164     $         25      $     64,553     $     (8,458)       $       56,120
                               =========     ============      ============     ============        ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        For The Years Ended December 31,
                                                             ----------------------------------------------------
                                                                 1993                1992               1991
                                                             -------------       -------------      -------------
                                                                            (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected..........................                 $       8,317       $       4,565      $       5,720
 Interest collected (including $277 in
    1992 and $584 in 1991 from affiliates...                         4,584               4,412              7,035
 Distributions received from real estate
    entities operating activities...........                           676                 -                2,846
 Interest paid (including $275 in 1993,
    $309 in 1992 and $108 in 1991 to
    affiliate)..............................                        (4,689)             (6,573)            (6,895)
 Payments for property operations
    (including $45 in 1993, $49 in 1992 and
    $27 in 1991 to affiliate)...............                        (6,122)             (3,519)            (3,941)
 Advisory fee paid to affiliate.............                        (1,295)             (1,447)            (2,720)
 General and administrative expenses paid
    (including $288 in 1993, $299 in 1992
    and $373 in 1991 to affiliate)..........                        (1,517)             (2,298)            (3,741)
 Other......................................                            91                (914)               235
                                                             -------------       -------------      -------------

    Net cash provided by (used in) operating
      activities............................                            45              (5,774)            (1,461)



Cash Flows From Investing Activities
 Collections on notes receivable (including
    $112 in 1992 and $2,473 in 1991 from
    affiliates).............................                         1,481               3,951              9,119
 Proceeds from sale of notes receivable.....                           -                   496              2,030
 Proceeds from sale of marketable
    equity securities of affiliate..........                         2,202               1,002                -
 Deposit on acquisition of mortgage note
    receivable..............................                          (300)             (1,000)               -
 Notes receivable funded....................                          (609)               (261)              (528)
 Proceeds from sale of real estate..........                         2,305               2,434              2,388
 Acquisition of and improvements to real
    estate..................................                        (2,013)             (1,397)            (1,142)
 Investment in real estate entities.........                        (3,976)             (4,003)            (3,500)
 Other......................................                           -                   -                 (492)
                                                             -------------       -------------      -------------

    Net cash provided by (used in) investing
      activities............................                          (910)              1,222              7,875



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                        For The Years Ended December 31,
                                                             ----------------------------------------------------
                                                                  1993               1992               1991
                                                             -------------       -------------      -------------
                                                                            (dollars in thousands)
Cash Flows From Financing Activities
 Proceeds from notes payable (including
    $5,420 in 1991 from affiliate)..........                        15,677              16,755             13,897
 Margin borrowings, net.....................                         6,466               1,680              6,213
 Proceeds from issuance of Common Stock
    and redeemable Common Stock.............                           200               1,909                -
 Payments on notes payable (including
    $384 in 1993 and $5,420 in 1992 to
    affiliate)..............................                       (17,350)            (18,966)           (28,094)
 Southmark settlement payments..............                          (950)                -                  -
 Net collections (advances) to/from
    affiliates..............................                        (2,845)              3,239              1,720
                                                             -------------       -------------      -------------
    Net cash provided by (used in) financing
      activities............................                         1,198               4,617             (6,264)
                                                             -------------       -------------      -------------

Net increase in cash and cash equivalents...                           333                  65                150
Cash and cash equivalents, beginning of year                           510                 445                295
                                                             -------------       -------------      -------------

Cash and cash equivalents, end of year......                 $         843       $         510      $         445
                                                             =============       =============      =============

Reconciliation of net (loss) to net
 cash provided by (used in) operating
 activities
Net (loss)..................................                 $      (4,427)      $      (9,584)     $      (2,879)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities
    Extraordinary gain......................                        (3,807)                -               (7,628)
    Net gain on sale of real estate.........                          (481)               (566)            (1,271)
    Depreciation and amortization...........                         1,130               1,259              1,697
    Provision for losses....................                         2,300               3,757              5,274
    Equity in losses of investees...........                         4,014               3,388              1,078
    Distributions from equity investees.....                           676                 -                2,846
    (Increase) decrease in accrued interest
      receivable............................                          (262)             (1,243)             1,307
    (Increase) decrease in other assets.....                          (904)             (1,564)               228
    Decrease in receivable from
      affiliates............................                           -                   -                1,396
    Increase (decrease) in accounts payable
      and other liabilities.................                         1,806                (282)            (2,641)
    (Decrease) in deferred taxes............                           -                  (939)            (1,163)
    Other...................................                           -                   -                  295
                                                             -------------       -------------      -------------
      Net cash provided by (used in)
        operating activities................                 $          45       $      (5,774)     $      (1,461)
                                                             =============       =============      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                        For The Years Ended December 31,
                                                             ----------------------------------------------------
                                                                  1993               1992               1991
                                                             -------------       -------------      -------------
Schedule of noncash investing activities                                    (dollars in thousands)
Settlement agreement with Southmark
 Corporation
    Carrying value of assets received.......                 $         -         $       5,134      $         -
    Carrying value of payables assumed......                           -                (2,335)               -
    Carrying value of interest in Syntek
      Asset Management, L.P. transferred....                           -                (2,549)               -
    Carrying value of note receivable from
      Novus Nevada, Inc. canceled...........                           -                  (250)               -

Carrying value of real estate transferred to
 affiliate in satisfaction of $3,646
 obligation subject to debt with a
 carrying value of $11,424..................                           -                   -               11,379

Acquisition of real estate financed by debt.                         5,400              10,555              4,362

Property sale financed by borrowings........                           -                18,142                -

Carrying value of real estate acquired
 through foreclosure in satisfaction of
 notes receivable with carrying values of
 $8,443 in 1993 and $6,779 in 1992..........                         7,115               6,732                -

Carrying value of real estate securities
 acquired through assumption of debt with a
 carrying value of $2,137 in 1992 and
 $3,244 in 1991.............................                           -                 1,135              3,244

Acquisition of mortgage note participations
 through asset exchange.....................                           -                   -                3,066

Disposition of mortgage note participations
 through asset exchange.....................                           -                   -               (1,188)

Disposition of real estate through asset
 exchange...................................                           -                   -               (1,995)

Sale of real estate subject to debt.........                        (5,534)                -                  -

Settlement of term loan obligation in
 exchange for a note receivable
 participation with a carrying value of
 $9,895....................................                         (9,863)                -                  -

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     AMERICAN REALTY TRUST, INC.  NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1991 and 1992 have been reclassified to conform to the 1993 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and company business. American Realty Trust, Inc. ("ART") is a Georgia corporation that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all majority-owned subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the realizable value of underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Company's estimate of net realizable value of the property or the collateral securing such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose.
The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 4.8% and 5.1% as of December 31, 1993 and 1992, respectively), is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically, and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Company's established depreciation policies. See "Real estate and depreciation" below.

Annually, all foreclosed properties held for sale are reviewed by the Company's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Company management has no intent to dispose of the property within the next twelve months; (iii) property improvements have been funded, and (iv) the Company's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net (loss).

Investment in real estate entities. Because the Company may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees, the Company accounts for such investments by the equity method. Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investees' income and any additional investment and decreased by the Company's proportionate share of the investees' losses and distributions received.

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except that foreclosed properties held for sale, which are initially recorded at the lower of original cost or fair value. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

Present value premiums/discounts. The Company provides for present value premiums and discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such premiums and discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for receivables include the borrower's credit standing, nature of the collateral and payment terms of the notes.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Loan fees. In connection with lending activities, the Company periodically receives origination, commitment and extension fees. These fees are recognized in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans."

Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable the estimated fair value of the Company's interest in the collateral property was used. For marketable equity securities fair value was based on the year end closing market price of each security. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Company. The amounts ultimately realized may vary significantly from the estimated fair
values presented.   For notes payable the fair value was estimated using
current rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock and redeemable Common Stock outstanding during each year.

NOTE 2.   SEVERANCE OF RELATIONSHIP WITH SOUTHMARK CORPORATION

Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, and William S. Friedman, the President and a Director of the Company until December 31, 1992, were also directors and executive officers of Southmark Corporation ("Southmark") until January 1989. Messrs. Phillips and Friedman entered into certain agreements (the "January Agreements") with Southmark which among other things settled certain disputes and provided for the severance of their relationship with Southmark. In February 1989, the Company terminated its advisory agreement with a subsidiary of Southmark and appointed as advisor, Basic Capital Management, Inc. ("BCM" or "the Advisor"). Mr. Friedman served as President of BCM until May 1, 1993. Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Ryan T. Phillips, a Director of the Company, is a director of BCM and a trustee of the trust which beneficially owns BCM. Since January 1,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   SEVERANCE OF RELATIONSHIP WITH SOUTHMARK CORPORATION (Continued)

1994, Oscar W. Cashwell, a Director of the Company has served as President of BCM. Mr. Phillips serves as a representative of the trust for the benefit of his children that beneficially owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company. See NOTE 11. "ADVISORY AGREEMENT."

On July 12, 1989, the Company closed a set of related agreements (collectively the "Southmark Separation Agreements") with its then largest stockholder, Southmark, essentially terminating the Company's relationship with Southmark. Under the Southmark Separation Agreements the Company acquired an aggregate of 1,502,595 shares of its Common Stock, Southmark's interest in various real estate entities, a 96% limited partnership interest in Syntek Asset Management, L.P. ("SAMLP"), and a release of asserted indebtedness to Southmark of at least $3.3 million. In addition, Southmark relinquished an option to acquire up to 50.5% of the Company's Common Stock. The Company also acquired, subject to any required regulatory approval, all of the outstanding common stock of Novus Nevada, Inc., ("Novus Nevada"). As part of the settlement of the Southmark adversary proceedings the Novus Nevada common stock was transferred to the Company on February 25, 1992. See NOTE 17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings".

In return, the Company conveyed to Southmark mortgage notes substantially all of which the Company had previously purchased from Southmark and its affiliates and which were covered by an agreement pursuant to which Southmark had guaranteed the payment of principal and interest on such notes.

On July 14, 1989, Southmark filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At Southmark's request, the Bankruptcy Court appointed an examiner to review pre-Chapter 11 transactions and potential causes of action on behalf of the Southmark bankruptcy estate. The examiner concluded that Southmark should seek to recover assets which he valued in excess of $50.0 million, most of which were transferred to the Company in connection with the Southmark Separation Agreements. The examiner's conclusion was based upon his opinion that such transfer was made at a time when Southmark was insolvent and that Southmark did not receive fair value in return for the assets transferred. The examiner also concluded that $1.4 million remitted to the Company by Southmark in respect of the Company's participation in certain loans from an insurance subsidiary of Southmark could be recovered as a preferential transfer and that $250,000 remitted to the Company by Southmark as an annual mortgage payment on a Novus Nevada loan could also be recovered as a preferential transfer. See NOTE 17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings," for a discussion of the actions brought against the Company by Southmark and the subsequent settlement of all such matters.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   SYNTEK ASSET MANAGEMENT, L.P.

As part of the Southmark Separation Agreements, the Company acquired Southmark's 96% limited partner interest in SAMLP, the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Mr. Phillips is a general partner, and until March 4, 1994, Mr. Friedman was a general partner of SAMLP. In accordance with the provisions of the settlement of the Southmark adversary proceedings, on February 25, 1992, the Company assigned to Southmark a 19.2% limited partner interest in SAMLP. The Company has an option which expires on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. See NOTE 2. "SEVERANCE OF RELATIONSHIP WITH SOUTHMARK CORPORATION" and NOTE 17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings."

NRLP, SAMLP and Messrs. Phillips and Friedman were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provides for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the contribution by the then individual general partners of $2.5 million to NRLP over a four- year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify Messrs. Phillips and Friedman, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest in the amount of $631,000 is due in May 1994.

If unit price targets are not met for any two successive years, or for the final year of the settlement plan, SAMLP will be required to withdraw as general partner of NRLP and NOLP. The targets began at $44.00 per unit for May 9, 1991, and increase thereafter to $120.00 per unit for May 9, 1995, adjusted for distributions, if any, to unitholders. NRLP did not achieve either the first or the second annual target. Accordingly, SAMLP expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3.   SYNTEK ASSET MANAGEMENT, L.P. (Continued)

has calculated the fair value of such Redeemable General Partner Interest to be $25.8 million at December 31, 1993, before reduction for the principal balance ($4.2 million at December 31, 1993) and accrued interest ($3.5 million at December 31, 1993) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee has calculated such Redeemable General Partner Interest, to be $20.0 million at December 31, 1993, before reduction for the principal balance and accrued interest on the note receivable from SAMLP for its original capital contribution to NRLP. Such Redeemable General Partner Interest may be paid to SAMLP at the option of the NRLP oversight committee over three years pursuant to a secured promissory note bearing interest at a financial institution's prime rate. NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on NRLP's financial condition and on the Company's investment in limited partner units of NRLP ($12.0 million at December 31, 1993).

In October 1993, SAMLP and the NRLP oversight committee reached an agreement in principle, evidenced by a detailed Term Sheet, to nominate a candidate for successor general partner of NRLP and NOLP and to consummate the settlement of the class action lawsuit. The nominee for successor general partner will be a newly-formed corporation which will be a wholly-owned subsidiary of SAMLP. Pursuant to the Term Sheet, NRLP will be relieved of any obligation to purchase the Redeemable General Partner Interest or to pay any other fees or compensation to SAMLP upon SAMLP's withdrawal as general partner of NRLP and NOLP.

The Term Sheet also sets forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders, shares of a newly-formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company was also a party to the Term Sheet which provides that within nine months of the spinoff transaction, the Company will make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units have traded at an appreciably higher average price for the prior thirty days. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP.

The parties are preparing the agreement and other documents contemplated by the Term Sheet. Upon execution of an agreement embodying the provisions of the Term Sheet, the NRLP oversight committee and SAMLP will petition the supervising judge for his approval of the agreement. The proposed formation and spinoff of the REIT and the election of the new general partner require the approval of NRLP's unitholders.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   NOTES AND INTEREST RECEIVABLE

                                                          1993                                 1992
                                           --------------------------------       ------------------------------
                                             Estimated                             Estimated
                                               Fair                Book                Fair             Book
                                               Value               Value               Value            Value
                                           --------------       ------------      -------------      ------------
Notes Receivable
 Performing (including $5,527
    in 1993 and 1992 from
    affiliate)................             $       27,532       $     28,756      $      65,663      $     69,075
 Nonperforming, nonaccruing...                     26,724             27,262              4,439             6,327
                                           --------------       ------------      -------------      ------------
                                           $       54,256             56,018      $      70,102            75,402
                                           ==============                         =============

 Unamortized premiums/
    (discounts)...............                                           100                                 (122)
 Deferred gains...............                                        (4,617)                              (4,328)
 Interest receivable..........                                           268                                1,856
                                                                ------------                         ------------
                                                                $     51,769                         $     72,808
                                                                ============                         ============

The Company does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For the years 1993, 1992 and 1991 unrecognized interest income on such nonperforming notes receivable totaled $3.1 million, $943,000 and $1.2 million, respectively.

Notes receivable at December 31, 1993, mature from 1994 to 2014 with interest rates ranging from 6.7% to 14.0% and the weighted average rate of 7.39%. A small percentage of these notes receivable carry a variable interest rate. Notes receivable include notes generated from property sales which have interest rates adjusted at the time of sale to yield rates ranging from 6% to 14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $5.4 million are due in 1994 of which $4.5 million is due on nonperforming notes receivable.

Nonrecourse participations totaling $2.6 million at both December 31, 1993 and 1992, have been deducted from notes receivable.

In September 1989, the Company entered into a participation agreement in the amount of $20.0 million in a pool of various assets with the Collecting Bank, National Association, a bank in liquidation ("Collecting Bank"). On the same date, the Company entered into a term loan in the same amount with First City, Texas-Dallas, N.A. ("First City"), a sister association of Collecting Bank. The Company pledged to First City its interest in the participation agreement with Collecting Bank as collateral for the term loan. The principal and interest on the participation and the term loan were each due in 20 quarterly installments through October 1994. In October 1992, both Collecting Bank and First City were placed under the receivership of the Federal Deposit Insurance Corporation ("FDIC"). In October 1993, the Company

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)

and the FDIC agreed to terminate both the participation and term loan agreements each having a principal balance of $7.6 million. The Company recorded a $58,000 gain on the termination of the agreements.

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. The sales agreement, as amended, included a guarantee by each of the parties of a 10% rate of return on the assets transferred. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in Lubbock, Texas with a carrying value of $2.0 million at the date of transfer, a $1.5 million senior participation in a second lien mortgage note secured by the Las Vegas Plaza, a retail shopping center in Las Vegas, Nevada with a carrying value of $18.8 million prior to transfer, a $315,000 participation in a first mortgage note on unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note on the Country Club Apartments in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note on the Kauai Inn, a hotel property in Lihue, Hawaii, a $1.0 million participation in a first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first lien mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received within fifteen days of exercising its put option. In March 1992, the Company received payment in full on the $118,000 note secured by the single-family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions, of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver has refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement.
On September 3, 1992, the Court approved the Receiver's Petition of Order of Liquidation for the insurance company.

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the note receivable secured by land in Maricopa County, Arizona, to its then estimated fair value. The Company foreclosed on the land securing the note in June 1992. In December 1992, the Company recorded an additional provision for loss on such land of $349,000 to reduce the land's carrying value to its then estimated fair value. During September 1992, the Company recorded the insubstance foreclosure of the Kauai Inn, which secured the $1.9 million first mortgage participation

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)

received by the Company. Subsequently, the hotel suffered severe hurricane damage and was shut down. The Company is continuing to evaluate its options with regard to these assets and is also in settlement negotiations with the Receiver and does not expect to incur any loss in excess of the amounts previously provided.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make the required March 1, 1993 payment of principal and interest. The Company accelerated the note and instituted foreclosure proceedings. In April 1993, the borrower brought the note current and the note was reinstated. Concurrent with reinstatement, the note was modified, the maturity date of October 1, 1995 was changed to November 1, 1993 and the interest rate was increased to 12% per annum. The borrower was also given two six month extension options. The borrower failed to make the May 1 through August 1 interest payments on the modified note when due. On August 10, 1993, the borrower again brought the note current. The borrower has made no payments on the note subsequent to that date, including the payment of principal and interest due at the note's November 1, 1993 maturity. The note had a principal balance of $1.6 million at December 31, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. On March 8, 1994, the borrower paid a nonrefundable fee of $50,000 to delay the sale of the property at foreclosure for 45 days. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property exceeds the carrying value of the note.

The borrower on a $1.9 million first mortgage note receivable failed to make the principal payment due on December 31, 1992, the note's maturity date. The note is secured by a vacant property, formerly a hotel, located in Shaker Heights, Ohio, which the borrower plans to convert into a nursing home. The Company has granted several extensions on the note, with the most recent extension expiring on December 31, 1992. The borrower has requested another extension, which the Company is considering. On March 26, 1994, the borrower's "certificate of need", which is required to accomplish the nursing home conversion expired. The borrower has applied for a renewal of such certificate, however, there is no assurance that the renewal will be granted. In December 1992, the Company recorded a provision for loss of $1.3 million to reduce the carrying value of the note to the estimated fair value of the collateral, as a hotel. If extension negotiations with the borrower are unsuccessful, and the Company forecloses the collateral property, no loss is anticipated in excess of the amounts provided.

The Company did not receive the payment due on October 1, 1991 on the first mortgage note receivable secured by the 386 Ocean Parkway Co-op. In February 1994, the Company agreed to reinstate and modify its note

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)

in exchange for the pledge to the Company, as additional collateral, of 21 shares in the co-op equating to 21 unsold apartment units. The reinstated note reduces the principal balance from $900,000 to $750,000, waives all defaults on the note prior to the execution of the reinstatement documents, and extends the maturity date of the note to September 15, 1999, with interest only payments at 7% per annum for the first two years, 8% per annum for the second two years and 9% per annum for the balance of the term with principal due at maturity. The Company is negotiating the sale of its first mortgage note and as of December 31, 1993, recorded a provision for losses of $300,000 to reduce the carrying value of the note to its estimated sales price. No additional loss is anticipated in excess of the amount provided.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The note had an outstanding principal balance as of the date of foreclosure of $9.2 million. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $22 million note bears interest at 11%, matures June 19, 1995, and calls for monthly interest payments of $175,000 through December 1993, $250,000 through June 1, 1995 and a balloon payment at maturity. The $500,000 note was paid off in July 30, 1993. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. Payments of interest and principal on the Company's wraparound note receivable were made directly by the borrower to the holder of the first and second lien mortgages and were applied against interest and principal thereon. Since October 1993, the borrower has failed to make the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. The Company and the underlying lienholder have accelerated their notes. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1993, including compounded interest. The Company is negotiating with the borrower and the underlying lienholder to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens. The Company expects to be successful in such negotiations, however, if it should lose the collateral property to the underlying lienholder it would incur a loss of $12.4 million.

As discussed in NOTE 5. "REAL ESTATE", in March 1993, the Company recorded the insubstance foreclosure of the KC Holiday Inn, the collateral securing a first mortgage receivable with a principal balance of $7.0 million at the date of foreclosure. In June 1993, the Company

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)

acquired the first mortgage secured by Boulevard Villas Apartments foreclosing on the collateral property in July 1993. The Company held a second lien mortgage that was in default at December 31, 1992.

In 1992, the wraparound mortgage note receivable secured by a shopping center in Snellville, Georgia was paid off. The Company received net cash of $242,000 after satisfaction of the underlying $743,000 note payable. The Company wrote off a fully reserved $1.0 million note receivable as uncollectible in 1992.
The collateral for the note was the general partner's interest in a limited partnership which owned an apartment complex in Birmingham, Alabama.

Also in 1992, the Company sold its $3.9 million first lien mortgage note secured by a 123 unit apartment complex in Brooklyn, New York. The note was sold subject to the $3.0 million hypothecation note payable, for $500,000.

At December 31, 1992, the Company held a mortgage note receivable with a principal balance of $590,000 secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. In May 1992, a settlement was entered into between the Company and the guarantors. In accordance with the terms of the settlement, (i) the borrower made a principal reduction payment of $127,812, (ii) monthly interest payments at a rate of 10% per annum began June 1, 1992 and (iii) the maturity date was extended to May 11, 1993. Effective May 11, 1993, the Company and the guarantors of the note entered into a modification to the settlement agreement. The note was modified to bear interest at 18% per annum, have a maturity date of October 1, 1993, and provide for monthly principal payments of $200,000 July 1, 1993 through October 1, 1993. The Company received none of the payments required by the modified note. Effective September 1, 1993, the Company and the guarantors entered into a second modification. The guarantors paid $100,000, reducing the note's principal balance by $68,000 and bringing interest current to September 1, 1993. The second modification extends the note's maturity date to September 1, 1995, requires monthly interest payments at 12% per annum beginning October 1, 1993 and a $25,000 principal reduction payment every ninety days beginning December 1, 1993. The principal balance of the note was $497,000 at December 31, 1993, and the note was current. The Company does not expect to incur a loss in excess of the amounts previously provided.

Related party. In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with BCM, the Company's advisor. The Company owns a 76.8% limited partner interest in SAMLP which it consolidates for financial statement purposes. The Equity Health note bears interest at 12% per annum, originally matured on April 10, 1991 and has been subsequently extended to May 9, 1994. In June 1991, Equity Health merged into BCM,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)

and BCM assumed the note. The outstanding balance of the note was $477,000 at December 31, 1993, including accrued but unpaid interest.

NOTE 5.  REAL ESTATE

In May 1992, the Company acquired Fox City, a shopping center in Culver City, California for $5.7 million subject to first and second lien mortgage debt equal to the purchase price. In August 1993, the Company sold the shopping center for net cash of $416,000 with the buyer assuming the first and second lien mortgage debt aggregating $5.5 million. The Company incurred a loss on the sale of $85,000.

At December 31, 1992, the Company held a first lien leasehold mortgage note receivable with an outstanding principal balance of $7.0 million secured by the KC Holiday Inn in Kansas City, Missouri. The borrower failed to make the required March 1993 interest payment and at March 31, 1993, the Company recorded the insubstance foreclosure of the hotel. In April 1993, title to the hotel was conveyed to a wholly-owned subsidiary of the Company subject to the Company's note receivable. The KC Holiday Inn had an estimated fair value (minus estimated costs of sale) of $5.2 million at the date of foreclosure.
The Company incurred no loss on foreclosure in excess of the amounts previously provided. The Company's note receivable is pledged as collateral for a $3.0 million loan to the Company from a financial institution.

In May 1993, the Company obtained a $1.8 million first mortgage secured by the previously unencumbered Rosedale Office Towers Office Building. In December 1993, the Company refinanced the first mortgage debt secured by the Watersedge III and Edgewater Gardens Apartments in the aggregate amount of $6.1 million. See NOTE 8. "NOTES AND INTEREST PAYABLE."

During the first quarter of 1992, a mortgage note receivable with an original principal balance of $1.0 million, secured by the Boulevard Villas Apartments
in Las Vegas, Nevada, became nonperforming.   Subsequently, the borrower on the
note filed for bankruptcy protection. In October 1992, the Company reached an agreement with the first lienholder to acquire its first mortgage of $8.3 million for $6.8 million, paying $1.0 million upon signing the purchase agreement with the balance due in June 1993. In June the Company and the first lienholder modified the note purchase agreement to allow the Company to become the owner of the first mortgage and foreclose on the collateral property. The first lienholder provided purchase money financing for the then balance owed under the note purchase agreement. The Company foreclosed on the collateral property in July 1993. In October 1993, the Company refinanced the property in the amount of $6.0 million. The Company realized net financing proceeds of $280,000 after the payoff of the existing mortgage of $5.3 million and the establishment of required

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  REAL ESTATE (Continued)

repair and tax escrows and the payment of associated refinancing costs. The new mortgage bears interest at the rate of 9% per annum, matures November 1996, and requires monthly payments of principal and interest of $63,984. The Company acquired the first mortgage with the intent of acquiring the collateral property, hence the Boulevard Villas Apartments are classified as held for investment.

In April 1991, the Company acquired for $208,000 in cash all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas subject to $1.2 million of mortgage debt owed to Continental Mortgage and Equity Trust ("CMET"). The loan was paid in full August 1993. During 1991, 50 of the residential lots were sold for an aggregate gain of $250,000. During 1992, 37 of the residential lots were sold for an aggregate gain of $190,000. During 1993, 56 of the residential lots were sold for an aggregate gain of $220,000. At December 31, 1993, 44 lots remained to be sold. CMET is an entity having the same advisor as the Company and at March 31, 1994, the Company owned approximately 30% of CMET's outstanding shares of beneficial interest and CMET owned approximately 7% of the outstanding shares of the Company's Common Stock.

In 1991, the Company purchased for $930,000 in cash, all of the capital stock of Denton Road Investment Corporation ("Denton Road"), a corporation which owns a 60% interest in a joint venture which in turn owned 113 partially developed residential lots in Denton, Texas. Proceeds from the lot sales were applied to reduce the debt secured by the lots until March 30, 1993 when the debt was paid in full. During 1992, 47 of the residential lots were sold for an aggregate gain of $423,000. During 1993, 37 of the residential lots were sold for an aggregate gain of $356,000. At December 31, 1993, 30 lots remained to be sold.

As of December 31, 1993, the Company recorded a provision for losses of $2.0 million to reduce the carrying value of 3.5 acres of undeveloped land in downtown Atlanta, Georgia to its then estimated fair value based on an independent appraisal completed in March 1994.

NOTE 6.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                       1993                    1992                    1991
                                                   -------------           -------------           -------------
Balance January 1,.............                    $      12,444           $      14,154           $       9,254
Provision for losses...........                            2,300                   2,986                   5,251
Amounts charged off............                           (3,159)                 (4,696)                   (351)
Amounts reclassified to
   liabilities...................                         (1,672)                    -                       -
                                                   -------------           -------------           -------------
Balance December 31,...........                    $       9,913           $      12,444           $      14,154
                                                   =============           =============           =============

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  ALLOWANCE FOR ESTIMATED LOSSES (Continued)

In addition to the provision for losses in the table above, the provision for losses in the accompanying Consolidated Statements of Operations includes $771,000 in 1992 and $23,000 in 1991 of direct charges against earnings. The direct charge in 1992 of $771,000 relates to the write down of the Company's investment in National Income Realty Trust ("NIRT") to an agreed sales price. (See NOTE 7. "INVESTMENTS IN REAL ESTATE ENTITIES.")

NOTE 7.  INVESTMENTS IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at December 31, 1993, includes equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), CMET, Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and NRLP, a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through its 76.8% limited partner interest in SAMLP and 50% interests in real estate joint venture partnerships. Mr. Phillips, a former Director of the Company, is a general partner of SAMLP, NRLP's and NOLP's general partner. Oscar W. Cashwell, a Director of the Company serves as President of BCM, the Trusts and as President and as a director of SAMI, the managing general partner SAMLP. In addition, BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the Trusts, NRLP and the joint venture partnerships under the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Investment in real estate entities."

Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings. See NOTE 8. "NOTES AND INTEREST PAYABLE."





                    (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.    INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for under the equity method, at December 31, 1993 was as follows:

                                                                       Equivalent
                  Percentage                  Carrying                  Investee
               of the Company's               Value of                 Book Value                 Market Value
                 Ownership at               Investment at                  at                    of Investment at
Investee      December 31, 1993           December 31, 1993         December 31, 1993           December 31, 1993
- --------      -----------------           -----------------         -----------------           -----------------
NRLP                 43.8%                  $      12,001              $        -  *               $     23,642
CMET                 30.2                          10,947                    24,510                      11,349
IORT                 18.0                           1,952                     4,740                       2,154
TCI                  20.0                           6,223                    19,265                       7,203
                                            -------------                                          ------------
                                                   31,123                                          $     44,348
                                                                                                   ============
General partner
  interest in NRLP and NOLP                         8,233
Other                                                 649
                                            -------------
                                            $      40,005
                                            =============

____________________


* At December 31, 1993, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $113.0 million (unaudited). Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1993.

The Company's investment in real estate entities, accounted for under the equity method, at December 31, 1992 was as follows:

                                                                       Equivalent
                  Percentage                  Carrying                  Investee
               of the Company's               Value of                 Book Value                 Market Value
                 Ownership at               Investment at                  at                    of Investment at
Investee      December 31, 1992           December 31, 1992         December 31, 1992           December 31, 1992
- --------      -----------------           -----------------         -----------------           -----------------
NRLP               34.5%                    $       8,533              $        -  *               $     16,097
CMET               24.8%                           10,117                    20,371                       4,956
IORT               14.8%                            1,727                     3,912                         801
TCI                14.9%                            6,639                    15,733                       2,740
                                            -------------                                          ------------
                                                   27,016                                          $     24,594
                                                                                                   ============
General partner
  interest in NRLP and NOLP                         8,983
Other                                                 928
                                            -------------
                                            $      36,927
                                            =============

___________________________

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

* At December 31, 1992, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity was $69.2 million (unaudited). Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1992.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1993, as its liquidity has permitted.

On February 25, 1992, in connection with the settlement of Southmark adversary proceedings, the Company assigned a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP, to Southmark. The Company has an option which expires on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. See NOTE
17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings".

IORT is scheduled, unless and until its shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. IORT's Declaration of Trust calls for the distribution to shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. However, IORT's board of trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate.

In addition to the equity securities of the Trusts and NRLP, the Company also owned significant amounts of equity securities of two other publicly traded real estate investment trusts having, at the time, the same advisor as the Company and which the Company had previously accounted for under the equity method.

In September 1992, the Company agreed to sell its entire share holdings in Vinland Property Trust ("VPT") to Lucy N. Friedman, the wife of William S. Friedman, the President and a trustee of VPT. Mr. Friedman was also the President and a Director of the Company until December 31, 1992. The agreement provided for the Company to sell the 831,620 VPT shares which it owned at the then current market price of $0.415 per share. The Company recognized a gain of $71,000 on the disposition of its VPT shares. As of December 31, 1992, the Company had transferred all of its VPT shares to Mrs. Friedman for $345,000 in cash. BCM, the Company's advisor, resigned as advisor to VPT effective February 28, 1994.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

Also, in September 1992, the Company agreed to sell its entire holdings in NIRT to Mr. Friedman, the President and a trustee of NIRT, members of his family and his affiliates. The agreement provided for the Company to sell its 741,592 NIRT shares at the then market price of $6.875 per share. As payment for the NIRT shares, the Company received $2.9 million in cash ($657,000 in 1992) and $2.2 million in securities of CMET (105,096 shares at $6.625 per share), IORT (10,075 shares at $5.375 per share), TCI (118,500 shares at $5.25 per share) and NRLP (42,260 units at $20.50 per unit). In September 1992, the Company wrote the carrying value of its NIRT shares down to their agreed sales price, recorded a provision for loss of $771,000 and discontinued accounting for its investment in NIRT under the equity method. As of December 31, 1993, the Company had transferred all of its NIRT shares to Mr. Friedman and his affiliates and had received payment in full. BCM, the Company's advisor, resigned as advisor to NIRT effective March 31, 1994.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, the owner of in excess of 14% of the Company's outstanding Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partnership interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides that Mr. Carter is guaranteed a 10% return on his investment. In 1993, 18 residential lots were sold, no lots were sold in 1992. At December 31, 1993, 269 lots remained to be sold. See NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 9. "REDEEMABLE COMMON STOCK."

The following information summarizes the combined financial position and results of operations of the real estate entities the Company accounts for using the equity method (unaudited):


                                  1993             1992
                               ---------        ---------
Property and notes
  receivable, net............  $ 647,049        $ 783,153
Other assets..................    80,680          116,662
Notes payable.................  (547,364)        (630,366)
Other liabilities.............   (63,212)         (59,627)
                               ---------        ---------
Equity........................ $ 117,153        $ 209,822
                               =========        =========


                                  1993             1992           1991
                               ---------        ---------        --------
  Revenues.................... $ 166,050        $ 178,145        $186,464
  Depreciation................   (18,984)         (20,374)        (21,483)
  Provision for losses........    (1,094)          (8,759)        (24,448)
  Interest....................   (50,661)         (57,529)        (57,160)
  Operating expenses..........  (112,975)        (107,109)       (127,637)
  Gains on sale of real estate       389              -               -
  Extraordinary gains.........    11,446              -               -
                               ---------        ---------        --------
  Net (loss).................. $  (5,829)       $ (15,626)       $(44,264)
                               =========        =========        ========

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent of its REIT (as defined below) taxable income, if any. In December 1993, NRLP resumed regular distributions at a rate of $0.20 per unit. In March 1993, CMET and IORT resumed regular quarterly distributions at the current rate of $0.15 per share. The Company received distributions from CMET and IORT totaling $506,000 in 1993 and $170,000 from NRLP in December 1993. No distributions were received in 1992.

The Company's investments in the Trusts and NRLP were initially acquired in 1989. In 1993, the Company purchased an additional $3.9 million of equity securities of the Trusts and NRLP.

NOTE 8. NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                        1993                  1992
                               -------------------    --------------------
                               Estimated              Estimated
                                 Fair       Book        Fair       Book
                                 Value      Value       Value      Value
                               ---------   -------    ---------   --------
Notes payable
  Mortgage loans.............  $  31,236   $30,948    $  30,453   $ 30,660

  Borrowings from financial
    institutions.............     11,958    11,842       21,628     22,713
  Notes payable to affiliates      3,501     6,486        7,112      7,862
                               ---------   -------    ---------    -------
                               $  46,695    49,276    $  59,193     61,235
                               =========              =========

  Interest payable (including
    $4,009 in 1993 and $2,212
    in 1992 to affiliate)....                4,417                   2,463
                                           -------                 -------
                                           $53,693                 $63,698
                                           =======                 =======

Scheduled principal payments on notes payable are due as follows:

    1994...............................................    $10,715
    1995...............................................      8,395
    1996...............................................      6,980
    1997...............................................      9,270
    1998...............................................        345
    Thereafter.........................................    $13,571
                                                           -------
                                                           $49,276
                                                           =======

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.  NOTES AND INTEREST PAYABLE (Continued)

Stated interest rates on notes payable ranged from 6.0% to 25% at December 31, 1993, and mature in varying installments between 1994 and 2019. At December 31, 1993, notes payable were collateralized by mortgage notes receivable with a net carrying value of $36.2 million and by deeds of trust on real estate with a net carrying value of $32.6 million.

Borrowings from financial institutions at December 31, 1992 included borrowings under a term loan from First City. The term loan was collateralized by a participation agreement in a pool of assets in a like amount. In October 1993, the participation and term loan were both terminated. Both the term loan and the participation each had a principal balance of $7.6 million at the date of termination. The Company recorded a $58,000 gain on the termination of the agreements. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

In March 1992, the Company obtained a $1.3 million working capital loan from a financial institution. The loan is secured by equity securities of the Trusts and NRLP. The loan required monthly interest only payments at 1/2% above the lender's prime lending rate and originally matured April 1, 1993, and was extended to April 1, 1994. The loan extension required the Company to make a principal paydown of $275,000 by May 1, 1993 and $250,000 on each of June 1 and July 1, 1993 and $100,000 in January 1994 with the interest rate increasing to the prime rate plus 2%, at no time to be less than 8% per annum. All other terms of the loan remained unchanged. The balance of this note was $350,000 after the January 1994 principal payment. The Company paid off the balance of the loan at maturity.

Another borrowing from a financial institution of $10.4 million at December 31, 1993 ($11.5 million at December 31, 1992) was scheduled to mature on December 18, 1994. The borrowing is collateralized by a note receivable with an outstanding principal balance of $17.3 million at December 31, 1993. The Company has reached an agreement to further extend the note's maturity to December 18, 1997. The extended note bears interest at the prime rate plus 2%, requires monthly principal payments of $75,000 and requires the Company to pledge as additional collateral units of NRLP with a market value of $2.0 million. Such borrowing is excluded from 1994 maturities in the table above.

The Company has also reached agreement with another lender whose loan to the Company, with a principal balance of $950,000 at December 31, 1993, matured in August 1993. The Company did not payoff the loan at maturity, but continued to make monthly principal reduction payments of $50,000 in accordance with the expired loan agreement. This note extension provides for a maturity date of July 1995, and requires the Company to continue to make monthly principal reduction payments of $50,000. All other terms remain unchanged.

Notes payable to affiliates at December 31, 1993 and 1992 include a $4.2 million note due to NRLP as payment for SAMLP's general partner interest

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.  NOTES AND INTEREST PAYABLE (Continued)

in NRLP. The note bears interest at 10% per annum compounded semi-annually and is due at the earlier of September 2007, the liquidation of NRLP or the withdrawal of SAMLP as general partner of NRLP. See NOTE 3. "SYNTEK ASSET MANAGEMENT, L.P."

In June 1992, the Company obtained a $3.3 million loan from Donald C. Carter, the owner of in excess of 14% of the Company's outstanding shares of Common Stock. The note bears interest at 10% and matures in May 1995. Interest payments are made monthly in addition to ten quarterly principal payments of $330,000 which commenced March 1, 1993. The note is collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan also provides for Mr. Carter's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia to the extent of 15.57% of the net proceeds, as defined, in excess of $10.0 million. Mr. Carter also had the right during a period beginning eighteen months from the date of the loan and continuing ninety days thereafter to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, Mr. Carter exercised his put which required full payment by the Company within 30 days. The Company has recognized such payment obligation as additional interest on the $3.3 million loan. Mr. Carter has agreed to extend the payment date to January 2, 1995, and BCM and the trust that beneficially owns BCM, have agreed to guarantee the Company's payment obligation, as well as the Company's obligation to purchase up to 360,000 shares of the Company's Common Stock pursuant to an option held by Mr. Carter. As of March 31, 1994, BCM owned approximately 38% of the outstanding shares of the Company's Common Stock. Such put obligation is included in accrued interest payable in the accompanying Consolidated Balance Sheet. See NOTE 7. "INVESTMENTS IN REAL ESTATE ENTITIES" and NOTE
10. "REDEEMABLE COMMON STOCK."

In May 1993, the Company obtained a $1.8 million first mortgage secured by the previously unencumbered Rosedale Towers Office Building in Minneapolis, Minnesota. The Company received net financing proceeds of $1.7 million after payment of associated closing costs. The Company pledged as additional collateral for the loan 141,176 newly issued shares of the Company's Common Stock. The mortgage bears an effective annual interest rate of 25% and calls for monthly payments of $25,000 with balance of principal and accrued but unpaid interest due at maturity on April 30, 1994.

In October 1993, the Company refinanced the Boulevard Villas Apartments for $6.0 million paying off an existing mortgage of $5.3 million, as discussed in NOTE 5. "REAL ESTATE."

In June 1992, the Company purchased the Park Plaza Shopping Center in Manitowoc, Wisconsin. The $4.2 million mortgage secured by the shopping center was scheduled to mature on May 1, 1995. Effective June 1, 1993,

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8.  NOTES AND INTEREST PAYABLE (Continued)

the mortgage was amended extending its maturity date to May 10, 2003, providing for a variable interest rate of 6% to 8% per annum and requiring monthly payments of principal and interest.

In addition, the same lender made a second loan, also effective June 1, 1993, in the amount of up to $1.0 million to be used for capital and tenant improvements to the shopping center. The new loan required monthly interest only payments at the prime rate plus 2% per annum with principal and accrued but unpaid interest due at maturity. Cash was advanced by the lender upon costs being incurred for the improvements. In the event that all sums advanced on the new loan were repaid by May 31, 1994, the principal balance of the first mortgage was to be reduced by the lesser of $500,000 or one-half of the amount advanced on the new loan. The balance of the new loan, $887,000, was paid in full on December 23, 1993, with the Company receiving a credit of $443,000 against the first mortgage reducing its balance to $3.7 million at December 31, 1993. The Company also deposited into an escrow account $105,000 to complete remaining parking lot and exterior renovations at the shopping center. The Company is also to receive a credit against the first mortgage for one-half of these monies as expended.

On December 23, 1993, the Company refinanced Watersedge III Apartments in the amount of $4.2 million. The Company realized net refinancing proceeds of $924,000 after the pay off of the existing mortgage of $3.0 million and payment of associated refinancing costs. The new mortgage matures January 1, 2019, bears interest at 8.73% per annum through December 31, 2003, and at a variable rate through maturity. Monthly payments of principal and interest are required. The principal balance and accrued but unpaid interest are due at maturity.

Also on December 23, 1993, the Company refinanced the Edgewater Gardens Apartments in the amount of $2.9 million. The Company realized net refinancing proceeds of $728,000 after the pay off the existing mortgage of $1.9 million and payment of associated refinancing costs. The new mortgage contains the same interest; repayment terms and maturity date as the Watersedge III mortgage described above.

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts and NRLP and bear interest rates ranging from 4.50% to 7.75%. Margin borrowings at December 31, 1993 were $16.1 million and $9.7 million at December 31, 1992 36% and 39%, respectively, of the market values of such equity securities at such dates.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  REDEEMABLE COMMON STOCK

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Donald C. Carter for $1.9 million in cash. Terms of the sale agreement provide Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million. Such option is exercisable by Mr. Carter for a two year period expiring in March 1995. The Company has accreted the difference between the issuance price and the redemption price using the "interest method". As of December 31, 1993, the balance of the Redeemable Common Stock account was $2.2 million. To secure its payment obligation under the option agreement, the Company assigned to Mr. Carter its interest in the $22 million note receivable secured by the Continental Hotel and Casino. In addition, BCM, the Company's advisor, and the trust that owns BCM have agreed to guarantee the Company's payment obligation to purchase such shares. See NOTE 4. "NOTES AND INTEREST RECEIVABLE" and NOTE 8. "NOTES AND INTEREST PAYABLE."

NOTE 10.  RIGHTS PLAN

In April 1990, the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and approved the distribution to stockholders of a dividend of one share purchase right (the "Rights") for each then outstanding share of the Company's Common Stock. Each Right will entitle stockholders to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $25.00. The Rights will generally be exercisable only if a person or group (the "Adverse Group") increases its then current ownership in the Company by more than 25% or commences a tender offer for 25% or more of the Company's Common Stock. If any person or entity actually increases its then current ownership in the Company by more than 25% or if the Company's Board of Directors determines that any 10% stockholder is adversely affecting the business of the Company, holders of the Rights, other than the Adverse Group, will be entitled to buy, at the exercise price, the Common Stock of the Company with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, the number of shares of the surviving company having a market value of twice the Right's exercise price. In connection with the one-for-three reverse share split effected in December 1990, the Rights were proportionately adjusted so that each post-split share certificate represents three Rights, each of which permit the holder thereof to purchase one-hundredth of a preferred share for $25.00 under such circumstances. The Rights expire in 2000 and may be redeemed at the Company's option for $.01 per Right under certain circumstances.

On March 5, 1991, the Company's Board of Directors approved an amendment to the Rights Plan. The amendment excludes the Company, the Company's subsidiaries, and the Company's advisor or its officers and Directors from the class of persons who may cause the Rights to become exercisable by increasing their ownership of the Company's stock.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  ADVISORY AGREEMENT

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by BCM, a contractual advisor under the supervision of the Company's Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources for the Company. BCM as advisor also serves as a consultant in connection with the Company's business plan and investment policy decisions made by the Company's Board of Directors.

BCM has been providing advisory services to the Company since February 6, 1989. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips served as the Chairman of the Board and a Director of the Company until November 16, 1992. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that beneficially owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, a Director of the Company is a director of BCM and a trustee of such trust. Mr. Cashwell, a Director of the Company, serves as president of BCM.

The Advisory Agreement provides that BCM shall receive base compensation at the rate of .125% (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's Board of Directors approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $2.00 per share.

In addition to base compensation, BCM,or an affiliate of BCM, receives the following forms of additional compensation:

(a) an acquisition fee for locating, leasing or purchasing real estate for the Company in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

(b) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

(c) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to the Company arranged by BCM;

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  ADVISORY AGREEMENT (Continued)

(d) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets made under contracts entered into after April 15, 1989; and

(e) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by the Company for the fiscal year.

The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees, excluding fees paid to the Company's Directors; rent and other office expenses of both BCM and the Company (unless the Company maintains office space separate from that of BCM); costs not directly identifiable to the Company's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

If and to the extent that the Company shall request BCM, or any director, officer, partner or employee of BCM, to render services to the Company other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and the Company from time to time. The Company has requested that BCM perform loan administration functions, and the Company and BCM have entered into a separate agreement, as described below.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. The Company's management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

BCM is the loan administration/servicing agent for the Company, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days' notice, under which BCM services most of the Company's mortgage notes and receives as compensation a monthly fee of .125% of the month-end outstanding principal balances of the mortgage notes serviced.

NOTE 12.  PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM, have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. In many cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.  PROPERTY MANAGEMENT (Continued)

various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center to Carmel Realty, Inc., which is owned by SWI.

NOTE 13.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Company's advisor, and its affiliates were as follows:

                                      1993         1992          1991
                                   ----------   ----------    ----------
  Fees
   Advisory and mortgage
       servicing...............     $1,258        $1,340         $2,616

    Brokerage commissions......        180           596              -
    Property management*.......         45            49             27
    Loan arrangement...........        102            76              -
                                    ------        ------         ------
                                    $1,585        $2,061         $2,643
                                    ======        ======         ======

   Cost reimbursements........      $  288        $  299         $  373
                                    ======        ======         ======

_________________________________

*  Net of property management fees paid to subcontractors.

NOTE 14.  INCOME TAXES

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At December 31, 1993, the Company had a tax net operating loss carryforward of $12.7 million expiring through 2008.

At December 31, 1993, the Company recognized a deferred tax benefit of $4.0 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

In 1987 the Company provided deferred income taxes for certain capital gains (which were reported under the installment method for tax purposes) because the Company did not anticipate distributing these gains to stockholders. In 1992 and 1991, the portion of the deferred gains which became taxable were offset by the Company's tax loss for each year. Accordingly, applicable deferred taxes of $939,000 and $1.2 million were reversed in 1992 and 1991, respectively.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  INCOME TAXES (Continued)

The components of tax expense are as follows:

                                         1993        1992         1991
                                        ------      ------       ------
Income tax provision (benefit)
  Current.......................        $ 11         $  18       $     8

  Reversal of deferred tax
    liability...................         -            (939)       (1,163)
                                        ----         -----       -------
                                        $ 11         $(921)      $(1,155)
                                        ====         =====       =======

A reconciliation of the federal statutory tax rate (34%) with the income tax provision (benefit) in the Consolidated Financial Statements is as follows:
                                         1993        1992         1991
                                       --------    --------     --------
Income tax at statutory rate...        $(1,450)    $(3,572)     $(1,372)

Carryforward of net operating
  loss income tax benefit......          1,450       3,572        1,372

Reversal of deferred tax
  liability....................            -          (939)      (1,163)

State income tax, net of
  federal benefit..............             11          18            8
                                       -------     -------      -------
Income tax provision (benefit).        $    11     $  (921)     $(1,155)
                                       =======     =======      =======

NOTE 15.  EXTRAORDINARY GAIN

In 1993, the Company recognized a $3.4 million extraordinary gain representing its equity share of NRLP's extraordinary gain of $9.0 million from its acquisition at a discount of certain of its mortgage debt and $443,000 from the forgiveness of debt. See NOTE 8. "NOTES AND INTEREST PAYABLE.

In 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partnership interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound note receivable, under a new first mortgage of $223.0 million. NOLP recognized an extraordinary gain of $1.6 million from the early or discounted payoff of the old mortgage debt, of which the Company's equity share was $534,000, which is included in "Equity in (losses) of investees," in the Accompanying Consolidated Statement of Operations.

In 1991, the Company paid off at a discount, a line of credit from First City recognizing an extraordinary gain of $7.6 million.

NOTE 16.  RENTALS UNDER OPERATING LEASES

The Company's rental operations include the leasing of an office building and a shopping center. The leases thereon expire at various dates through

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.  RENTALS UNDER OPERATING LEASES (Continued)

2009. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1993:

       1994..................................   $1,353
       1995..................................      940
       1996..................................      724
       1997..................................      547
       1998..................................      445
       Thereafter............................    2,574
                                                ------
                                                $6,583
                                                ======

NOTE 17.  COMMITMENTS AND CONTINGENCIES

Settlement of Southmark Adversary Proceedings. During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covers all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, SWI, NRLP, CMET, IORT, NIRT, TCI, VPT and the Company. The final settlement of such litigation concludes all suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark will receive $13.2 million from the various settling defendants. Payments were made totaling $11.9 million in 1992 and 1993, and the remaining balance of $1.3 million is scheduled to be paid on June 27, 1994.

The Company paid Southmark of $1.0 million in each of 1992 and 1993, and will pay Southmark an additional $435,000 by June 27, 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP, and the Company received Southmark's interest in Novus Nevada, Inc. The Company has an option which expires December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. On May 1, 1992, the Company received from Southmark certain real estate and mortgage notes that the Company believes have an aggregate value at least equal to the consideration the Company has agreed to pay Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP. The Company intends to cancel its collateral shares as they are released from the pledge to Southmark and returned to it by ATN. As of December 31, 1993, 195,000 shares had been returned by ATN to the Company and canceled. Voting rights to the Company's collateral shares are held by the Company's Board of Directors. ATN is a general partnership of which the Company and NRLP are general partners. ATN was formed solely to hold title to the securities issued by each partner and TCI and to pledge such securities to Southmark. At December 31, 1993, the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.  COMMITMENTS AND CONTINGENCIES (Continued)

unpaid settlement balance of $1.3 million was secured by a pledge of securities of the Company having a minimum value of 145% of the unpaid balance and by the Company's remaining limited partnership interest in SAMLP.

In addition to the pledge of securities securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI have each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In the event of a default, Southmark is entitled to entry of those judgments and to recover from the parties an aggregate of $25 million, subject to reduction for any amounts previously paid. If the settlement obligations are met, the judgments will be returned to the defendants.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI, CMET, IORT, NIRT and TCI relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates.

Other Litigation. The Company is also involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

Guarantees. In May 1990, the Company guaranteed up to $3.0 million of a $14.0 million loan secured by a hotel in California. In return for such guarantee, the borrower was required to pay an annual fee to the Company of $45,000 of which only the fee due in 1990 was paid. Because it located the financing for the hotel and a party to guarantee the loan, an entity that is beneficially owned by Mr. Phillips was granted a profits participation by the borrower and was to receive certain other consideration. The guarantee was to continue in effect until all of the guaranteed obligations had been paid, performed, satisfied and discharged. In April 1991, the Company advanced $357,000 on a note secured by the hotel, pursuant to the guarantee and an additional $101,000 was advanced in June 1991, also on a note secured by the hotel.

In January 1992, the Company received notice that the lender had declared an event of default on the $14.0 million loan and in June 1993 that the lender foreclosed on the hotel securing the loan. In January 1994, the Company and the lender reached an agreement in principle relating to the Company's performance under its guarantee. Under the proposed agreement the Company will pay a total of $750,000 to the lender; payable $100,000 upon completion of documentation and the balance of $650,000 due within 120 days of the date of first payment. The Company also agreed to transfer any other rights or assets the Company held in the hotel, to the lender in return for cancellation of the guarantee. The Company wrote off its two notes

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17. COMMITMENTS AND CONTINGENCIES (Continued)

receivable secured by the foreclosed hotel as uncollectible as of December 31, 1993. The Company did not incur a loss with respect to either its guarantee or the notes in excess of the amounts previously provided.

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Donald C. Carter for $1.9 million cash. Terms of the sale agreement provide Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at $6.11 per share, a total of $2.2 million. Such option is exercisable for a two year period expiring in March 1995. See NOTE 9. "REDEEMABLE COMMON STOCK."

In October 1993, SAMLP, the NRLP oversight committee and the Company reached an agreement evidenced by a detailed Term Sheet to nominate a candidate for successor general partner of NRLP and NOLP, and to consummate the 1990 settlement of a class action suit related to the formation of NRLP. The Term Sheet also sets forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly-formed subsidiary which would qualify as a REIT for federal tax purposes. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP. SAMLP currently serves as the general partner of NRLP and NOLP and a newly formed subsidiary of SAMLP is to be nominated as the successor general partner. The Term Sheet provides that within nine months of the spinoff transaction, the Company will make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units have traded at an appreciably higher average price for the prior thirty days. See NOTE 7. "INVESTMENTS IN REAL ESTATE ENTITIES."

NOTE 18.  LIQUIDITY

The Company's principal sources of cash flow have been and will continue to be from property operations, collection of mortgage notes receivable, sales of real estate and externally generated funds. Externally generated funds include borrowings against marketable equity securities, proceeds from the issuance of debt secured by real estate and notes receivable, borrowings from BCM, the Company's advisor, as well as a possible equity offering.

The Company continues to experience liquidity problems and expects that cash flow from operations together with externally generated funds will be sufficient to meet its various cash needs only if the Company is able to renew and extend mortgage financings as they mature or obtain mortgage financing on its unencumbered properties. If the Company were unsuccessful in obtaining new financings or refinancings, the Company anticipates it could obtain additional advances from BCM in amounts sufficient to satisfy its cash requirements. Advances from BCM totaled $3.6 million at December 31, 1993. In 1994, notes payable totaling $10.7 million come due. See
NOTE 8. "NOTES AND INTEREST PAYABLE," for a

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 18.  LIQUIDITY (Continued)

discussion of debt maturities where the Company has reached extension agreements with the lender. It is the Company's intention to either pay the debt when due or seek to extend the due dates one or more years while attempting to obtain other long-term financing. Due to the limited long-term financing available to the Company, there can be no assurance that the Company will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its assets to foreclosure. However, the Company's management believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds or advances to enable it to maintain anticipated levels of property operations, existing commitments and ownership of all properties in which it has equity.

NOTE 19.  QUARTERLY FINANCIAL DATA (unaudited)

The following is a tabulation of the quarterly results of operations for the years 1993 and 1992:

                                                             Three Months Ended
                                          -----------------------------------------------------------
                                          December 31,     September 30,       June 30,     March 31,
                                              1993             1993              1993          1993
                                          ------------     -------------      ---------     ---------
Revenue.........................            $  1,890           $  2,722       $  2,484       $  2,317
Expense.........................               7,050              4,685          3,280          3,113
                                            --------           --------       --------       --------
(Loss) before gain
 on sale of real estate
 and extraordinary gain.........              (5,160)            (1,963)          (796)          (796)
Gain on sale of
 real estate....................                 175                 44            119            143
Extraordinary gain..............                 443                -              -            3,364
                                            --------           --------       --------       --------
Net income (loss)...............              (4,542)            (1,919)          (677)         2,711
                                            ========           ========       ========       ========

Redeemable Common Stock
 accretion of discount..........                 -                   -             -             (129)
                                            --------           --------       --------       --------
Income (loss) applicable
 to Common shares...............            $ (4,542)          $ (1,919)      $   (677)      $  2,582
                                            ========           ========       ========       ========

Earnings per share
(Loss) before gain on
 sale of real estate
 and extraordinary gain.........            $  (1.71)          $   (.64)      $   (.26)      $   (.27)
Gain on sale of real
 estate.........................                 .06                .01            .04            .05
Extraordinary gain..............                 .11                -              -             1.15
                                            --------           --------       --------       --------
Net income (loss) per share                    (1.54)              (.63)          (.22)           .93

Redeemable Common Stock,
 accretion of discount..........                 -                  -               -            (.05)
                                            --------           --------       --------       --------

Income (loss) applicable
 to Common shares...............            $  (1.54)          $   (.63)      $   (.22)      $    .88
                                            ========           ========       ========       ========

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 19.  QUARTERLY FINANCIAL DATA (unaudited)  (Continued)

Revenue includes equity in losses of investees of $798,000, $424,000, $1.3 million and $1.5 million in the first, second, third and fourth quarters of 1993, respectively. Expenses includes provision for losses of $2.3 million in the fourth quarter of 1993.


                                                             Three Months Ended
                                          -----------------------------------------------------------
                                          December 31,     September 30,      June 30,      March 31,
                                              1993             1993             1993          1993
                                          ------------     -------------      --------      ---------
Revenue.........................            $  3,084           $  1,739       $    914       $  2,356
Expense.........................               4,484              4,668          4,544          4,547
                                            --------           --------       --------       --------
(Loss) before gain
 on sale of real estate.........              (1,400)            (2,929)        (3,630)        (2,191)
Gain on sale of
 real estate....................                 121                194            176             75
                                            --------           --------       --------       --------
Net (loss)......................              (1,279)            (2,735)        (3,454)        (2,116)
Redeemable Common Stock,
 accretion of discount..........                (129)              (129)           -              -
                                            --------           --------       --------       --------
(Loss) applicable to
 Common shares..................            $ (1,408)          $ (2,864)      $ (3,454)      $ (2,116)
                                            ========           ========       ========       ========

Earnings per share
(Loss) before gain
 on sale of real estate.........            $   (.55)          $  (1.15)      $  (1.41)      $   (.95)

Gain on sale of real
 estate.........................                 .05                .08            .07            .03
                                            --------           --------       --------       --------
Net (loss) per share............                (.50)             (1.07)         (1.34)          (.92)

Redeemable Common Stock,
 accretion of discount..........                (.05)              (.05)         -                -
                                            --------           --------       --------       --------
(Loss) applicable to
 Common shares..................            $   (.55)          $  (1.12)      $  (1.34)      $   (.92)
                                            ========           ========       ========       ========


Revenue includes equity in losses of investees of $452,000, $1.2 million, $1.6 million and $125,000 in the first, second, third and fourth quarters of 1992, respectively. Expense includes provision for losses of $537,000, $404,000, $736,000 and $2.1 million in the first, second, third and fourth quarters of 1992, respectively. Fourth quarter expense has been reduced by $939,000 for the reversal of the Company's deferred tax liability.

                                                                      SCHEDULE I




                          AMERICAN REALTY TRUST, INC.
                             MARKETABLE SECURITIES
                               December 31, 1993





                                                                                                             Amount at Which Each
                                                                                                             Portfolio of Equity
                                                                                                             Security Issues and
                                               Number of                                Market Value         Each Other Security
          Name of Issuer                       Shares or            Cost of           of Each Issue at        Issue Carried in
      and Title of Each Issue                    Units            Each Issue          December 31, 1993      the Balance Sheet
- --------------------------------------         ---------          -----------         -----------------      --------------------
                                                                          (dollars in thousands)
Shares of Beneficial Interest

  Continental Mortgage and Equity Trust          881,813          $  7,264                $ 11,349                  $  10,947

  Income Opportunity Realty Trust                142,451             2,812                   2,154                      1,952


Shares of Common Stock

  Transcontinental Realty Investors, Inc.        533,547             8,456                   7,203                      6,223

Units of Limited Partner Interest

  National Realty, L.P.                          936,313            23,074                  23,642                     12,001
                                                                  --------                --------                  ---------




                                                                  $ 41,606                $ 44,348                  $  31,123
                                                                  ========                ========                  =========

                                                                     SCHEDULE II



                          AMERICAN REALTY TRUST, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES





                                                                                   Deductions
                                                Balance at                  -----------------------
                                                Beginning                    Amounts                       Amounts
              Name of Debtor                     of Year       Additions    Collected       Other        Written-off
- -----------------------------------------       ----------     ---------    ---------     ---------      -----------
                                                                            (dollars in thousands)
            December 31, 1993
            -----------------
Basic Capital Management, Inc. (1).......       $    429       $    48      $ -           $   -          $     -
Williamsburg Associates, L.P. (2)........          5,527           -          -               -                -
                                                --------       -------      -----         -------        ---------
                                                $  5,956       $    48      $ -           $   -          $     -
                                                ========       =======      =====         =======        =========
            December 31, 1992
            -----------------
Basic Capital Management, Inc. (1).......       $    987       $   -        $ 558         $   -          $     -
Syntek Finance Corp. (3).................          3,855           -        3,855             -                -
Williamsburg Associates, L.P. (2)........          6,481           -          -              (954) (4)         -
                                                --------       -------      -----         -------        ---------
                                                $ 11,323       $   -        4,413         $  (954)       $     -
                                                ========       =======      =====         =======        =========
            December 31, 1991
            -----------------
Avacelle, Inc. (4).......................       $    168       $   183      $ 351         $   -          $     -
Basic Capital Management, Inc. (1).......          1,487           131        631             -                -
National Realty, L.P. (5)................          2,481           298      2,779             -                -
Syntek Finance Corp. (3).................          3,919           467        531             -                -
Williamsburg Associates, L.P. (2)........          6,481           -          -               -                -
                                                --------       -------      -----         -------        ---------
                                                $ 14,536       $ 1,079      4,292         $   -          $     -
                                                ========       =======      =====         =======        =========


                                                           Balance at
                                                           End of Year
                                                  ---------------------------
              Name of Debtor                        Current       Non-current
- -----------------------------------------         -----------     -----------
                                                     (dollars in thousands)
            December 31, 1993
            -----------------
Basic Capital Management, Inc. (1).......         $   477         $   -
Williamsburg Associates, L.P. (2)........           5,527             -
                                                  -------         -------
                                                    6,004         $   -
                                                  =======         =======
            December 31, 1992
            -----------------
Basic Capital Management, Inc. (1).......         $   429         $   -
Syntek Finance Corp. (3).................             -               -
Williamsburg Associates, L.P. (2)........           5,527             -
                                                  -------         -------
                                                  $ 5,956             -
                                                  =======         =======
            December 31, 1991
            -----------------
Avacelle, Inc. (4).......................         $   -           $   -
Basic Capital Management, Inc. (1).......             987             -
National Realty, L.P. (5)................             -               -
Syntek Finance Corp. (3).................           3,855             -
Williamsburg Associates, L.P. (2)........           6,481             -
                                                  -------         -------
                                                  $11,323             -
                                                  =======         =======





__________________________

(1) Note is due May 7, 1994, bears interest at 12%, and is unsecured. This amount has been netted against other amounts payable to affiliates and classified as accounts payable and other liabilities in the accompanying Consolidated Balance Sheets. The current balance includes accrued but unpaid interest.
(2) A subsidiary of the Company became the general partner of Williamsburg Associates, L.P. in November 1990.
(3) Note was due to mature on January 15, 1993, bore interest at 12%, and was collateralized by certain notes receivable of the borrower. The borrower was in nonmonetary default and on April 8, 1992, the Company completed foreclosure on the underlying collateral notes. In September 1992, the Company sold the collateral notes for $4.1 million.
(4) Note is due March 31, 1994, bears interest at 14% and is collateralized by substantially all assets of the borrower. The note was charged against earnings during 1990 in accordance with SFAS No. 68, which requires expensing of research and development loans. The borrower filed for bankruptcy protection on March 18, 1992.
(5) Note matured December 1, 1991, bore interest at 12% and was collateralized by a second lien on real estate.

                                                                     SCHEDULE IX



                          AMERICAN REALTY TRUST, INC.
                             SHORT-TERM BORROWINGS





                                                                                                                     Weighted
   Category of                                                            Maximum             Average                Average
    Aggregate                                    Weighted                  Amount              Amount             Interest Rate
   Short-term             Balance at             Average                Outstanding         Outstanding             During the
   Borrowings             End of Year         Interest Rate (1)       During the Year     During the Year (2)          Year    (3)
- -----------------         -----------         -------------           ---------------     ---------------         -------------
                                                        (dollars in thousands)
December 31, 1993
- -----------------
Margin accounts
  with brokers              $16,147               6.16%                  $16,147              $12,705                 6.16%
                            =======               ====                   =======              =======                 ====

December 31, 1992
- -----------------
Margin accounts
  with brokers              $ 9,681               6.20%                  $10,206              $ 9,332                 6.20%
                            =======               ====                   =======              =======                 ====

December 31, 1991
- -----------------
Margin accounts
  with brokers              $ 8,001               7.50%                  $ 8,001              $ 3,132                 6.90%
                            =======               ====                   =======              =======                 ====





________________________

(1) Computed by weighing the interest rate according to balances outstanding over the life of the loans.

(2)  Computed as the amount borrowed divided by the number of days outstanding.

(3)  Computed by weighing the interest rate according to balances outstanding.

                                                                     SCHEDULE XI
                           AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

                                                                    Cost
                                                                 Capitalized
                                                                 Subsequent
                                                                     to        Gross Amounts of Which Carried
                                      Initial Cost to Company    Acquisition          at End of Year
                                      ------------------------  ------------- --------------------------------
                                                   Buildings &                           Buildings &     (1)     Accumulated
 Property/Description   Encumbrances    Land      Improvements  Improvements   Land     Improvements    Total    Depreciation
- ----------------------  ------------  --------    ------------  ------------ --------   ------------  --------   ------------
PROPERTIES HELD FOR INVESTMENT                                             (DOLLARS IN THOUSANDS)
Apartments
- ----------
Boulevard Villas.......   $ 5,991     $    980       $ 7,577      $    73    $    980     $  7,650    $ 8,630      $   88
  Las Vegas, NV
Chateau Bayou..........     1,353          287         1,164           59         287        1,223      1,510         131
  Ocean Springs, MS
Edgewater Gardens......     2,850          524         1,393           66         524        1,459      1,983         151
  Biloxi, MS
Mediterranean Villa....     1,949          454         2,646           24         454        2,670      3,124         256
  San Antonio, TX
Watersedge III.........     4,150          427         2,839         (232)        427        2,607      3,034         277
  Gulfport, MS

Office Buildings
- ----------------
Rosedale Towers........     1,790          665         3,769          418         715        4,137      4,852         352
  Roseville, MN

Shopping Centers
- ----------------
Park Plaza.............     3,689          891         3,584          827         892        4,410      5,302         169
  Manitowoc, WI

Other
- -----
Denver Mart............       -          4,251           -           (251)      4,000          -        4,000         -
                          -------     --------       -------      -------    --------     --------    -------      ------
  Denver, CO               21,772        8,479        22,972          984       8,279       24,156     32,435       1,424

PROPERTIES HELD FOR SALE

Office Building
- ---------------
Mopac..................       -            676         5,098          -           676        5,098      5,774       5,098
  St. Louis, MO

Hotel
- -----
Kauai Inn..............       -            397         1,587          -           397        1,587      1,984         -
  Lihue, HI
KC Holiday Inn.........     2,952        1,110         4,535          (10)      1,110        4,525      5,635          86
  Kansas City, MO

Other
- -----
Atlanta Land, GA.......       -  (2)    11,052           -            -        11,052          -       11,052         -
Denton Road, TX........       -          2,102           -         (1,696)        406          -          406         -
Gino's, CA.............       -            140           145          -           140          145        285         136
Krneta Land, AZ........       -          1,044           -            -         1,044          -        1,044         -
Rivertrails I, TX......       -          1,139           -           (773)        366          -          366         -
Other (4 properties)...       -            200           -            -           200          -          200         -
                          -------     --------       -------      -------    --------     --------    -------      ------
                            2,952       17,860        11,365       (2,479)     15,391       11,355     26,746       5,320
                          -------     --------       -------      -------    --------     --------    -------      ------
                          $24,724     $ 26,339       $34,337      $(1,495)   $ 23,670     $ 35,511     59,181      $6,744
                          =======     ========       =======      =======    ========     ========                 ======
Allowance for
  estimated losses.....                                                                                (4,172)
                                                                                                      -------
                                                                                                      $55,009
                                                                                                      =======

                                                       Life on Which
                                                        Depreciation
                                                         in Latest
                                                         Statement
                                Date of       Date     of Operations
Property/Description         Construction   Acquired    is Computed
- --------------------         ------------   --------   -------------
PROPERTIES HELD FOR INVESTMENT        (DOLLARS IN THOUSANDS)
Apartments
- ----------
Boulevard Villas.......          1971         1993       40 years
  Las Vegas, NV
Chateau Bayou..........          1973         1989       40 years
  Ocean Springs, MS
Edgewater Gardens......          1966         1989       40 years
  Biloxi, MS
Mediterranean Villa....          1967         1990       40 years
  San Antonio, TX
Watersedge III.........          1968         1989       40 years
  Gulfport, MS

Office Buildings
- ----------------
Rosedale Towers........          1974         1990       40 years
  Roseville, MN

Shopping Centers
- ----------------
Park Plaza.............          1957         1992       40 years
  Manitowoc, WI

Other
- -----
Denver Mart............          N/A          1992        -
  Denver, CO

PROPERTIES HELD FOR SALE

Office Building
- ---------------
Mopac..................          1925         1965       40 years
  St. Louis, MO

Hotel
- -----
Kauai Inn..............                       1992       40 years
  Lihue, HI
KC Holiday Inn.........                       1993       40 years
  Kansas City, MO

Other
- -----
Atlanta Land, GA.......          N/A          1990        -
Denton Road, TX........          N/A          1991        -
Gino's, CA.............          1971         1971       40 years
Krneta Land, AZ........
Rivertrails I, TX......          N/A          1991        -
Other (4 properties)...          N/A         Various      -

Allowance for
  estimated losses.....

____________________________
(1)  The aggregate cost for federal income tax purposes is $66,578.
(2) Property is pledged as additional collateral for a note payable with a princial balance of $2.3 million.

                                                                    SCHEDULE XII


                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993



                                                                                      Periodic
                                   Interest            Maturity                        Payment                       Prior
   Description                     Rate (1)            Date (1)                         Terms                        Liens
- --------------------              ----------           --------                -----------------------             ---------
                                                            (dollars in thousands)
FIRST MORTGAGE LOANS
- --------------------

Somerset Inn......................   9.00%               12/92                 Principal and interest due               -
Secured by 159 room vacant hotel                                               at maturity.
in Shaker Heights, Ohio.

Hall Land.........................  10.00%               08/94                 Principal and interest due               -
Secured by 4.2 acres residential                                               at maturity.
land in Maricopa County, Arizona.

Osceola Land......................  12.00%               11/93                 Principal and interest                   -
Secured by unimproved land in                                                  payments of $16,547 due
Osceola County, Florida.                                                       monthly.  Remaining principal
                                                                               balance due at maturity.  Two
                                                                               6 month extensions allowed
                                                                               provided borrower made required
                                                                               principal reductions.  Exten-
                                                                               sion fee of 2%, if extended.

386 Ocean Parkway.................  10.00%               04/94                 Interest payable monthly.                -
Secured by 29 unit apartment                                                   Principal at maturity.
cooperative in Brooklyn, New York.

Webster & Banc Boston............. Various              Various                Principal and interest                   -
Secured by condominiums in Ft.                                                 monthly.
Lauderdale, Florida.

J. W. Sherman.....................   7.00%               08/98                 Principal and interest                   -
Secured by 1 co-op apartment in                                                payments due monthly.
Brooklyn, NY.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza(3)................   9.74%               12/97                 Interest monthly of $124,667          10,442
Secured by 93,320 square foot                                                  through 12/92.  Thereafter,
retail shopping center in Las                                                  principal and interest monthly
Vegas, Nevada.                                                                 of $170,360 based on 25 year
                                                                               amortization.  Prior lien is a
                                                                               first lien with a maturity of
                                                                               12/97.

Continental Hotel.................  11.00%               06/95                 Principal and interest payments        6,124
Secured by hotel in Las Vegas,                                                 due monthly.
Nevada.

                                                                    Principal Amount of
                                       Face          Carrying         Loan Subject to
                                     Amount of       Amount of      Delinquent Principal
   Description                       Mortgages     Mortgages (2)        or Interest
- --------------------                 ---------     -------------    --------------------
                                              (dollars in thousands)
FIRST MORTGAGE LOANS
- --------------------

Somerset Inn......................     1,880          2,056               2,056
Secured by 159 room vacant hotel
in Shaker Heights, Ohio.

Hall Land.........................       100            112                 -
Secured by 4.2 acres residential
land in Maricopa County, Arizona.

Osceola Land......................     1,960          1,593               1,593
Secured by unimproved land in
Osceola County, Florida.

386 Ocean Parkway.................       900            900                 900
Secured by 29 unit apartment
cooperative in Brooklyn, New York.

Webster & Banc Boston.............       158            230                 -
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman.....................        32             32                 -
Secured by 1 co-op apartment in
Brooklyn, NY.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza(3)................    17,600         17,283                 -
Secured by 93,320 square foot
retail shopping center in Las
Vegas, Nevada.

Continental Hotel.................    22,000         22,713              22,713
Secured by hotel in Las Vegas,
Nevada.

                                                                    SCHEDULE XII
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993


                                                                                      Periodic
                                   Interest            Maturity                        Payment                       Prior
   Description                     Rate (1)            Date (1)                         Terms                        Liens
- --------------------              ----------           --------                -----------------------             ---------
                                                            (dollars in thousands)
JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(4)......................       9.75%               06/95                 Pay greater of available            $  17,677
Secured by 297 room hotel in                                                   cash or 6% from 2/1/94 to
Williamsburg, Virginia.                                                        7/1/94.  Thereafter, pay
                                                                               greater of available cash
                                                                               or 8%.

NO. SO. II....................      12.00%               09/95                 Interest due monthly, with              1,317
Secured by shopping center in                                                  principal reductions of
Columbia, South Carolina.                                                      $25,000 due quarterly.
                                                                               Principal balance due at
                                                                               maturity.

Hall Land.....................      10.00%               08/94                 Principal and interest                    112
Secured by 4.2 acres of                                                        at maturity.
residential land in Maricopa
County, Arizona.

OTHER

MS Holding....................    Prime +3%              09/95                 Principal and interest                  5,727
Secured by loans secured by                                                    payments of $40,000 due
personal and real property.                                                    monthly.  Principal balance
                                                                               required to be paid down to
                                                                               $1.0 million by 9/94.
                                                                               Balance due at maturity.

Tiberon Trails................    Greater of             11/96                 Interest monthly.                       7,014
Secured by assignment of 99%      Prime +2.5%                                  Principal at maturity.
limited partner interest in a     or 10.00%
375 unit apartment complex in
Merrillville, Indiana.
                                                                                                                   ---------
                                                                                                                   $  48,413
                                                                                                                   =========

Interest receivable
Deferred gains
Discounts
Allowance for estimated losses

                                                                    Principal Amount of
                                       Face          Carrying         Loan Subject to
                                     Amount of       Amount of      Delinquent Principal
   Description                       Mortgages     Mortgages (2)        or Interest
- --------------------                 ---------     -------------    --------------------
                                              (dollars in thousands)
JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(4)......................        $  5,877       $  5,527            $     -
Secured by 297 room hotel in
Williamsburg, Virginia.

NO. SO. II....................             852            497                  -
Secured by shopping center in
Columbia, South Carolina.

Hall Land.....................              71             80                  -
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

OTHER

MS Holding....................           3,100          1,492                  -
Secured by loans secured by
personal and real property.

Tiberon Trails................           4,000          3,503                  -
Secured by assignment of 99%
limited partner interest in a
375 unit apartment complex in
Merrillville, Indiana.
                                      --------       --------            --------
                                      $ 58,530         56,018            $ 27,262
                                      ========                           ========

Interest receivable                                       268
Deferred gains                                         (4,617)
Discounts                                                 100
Allowance for estimated losses                         (5,741)
                                                     --------
                                                     $ 46,028
                                                     ========

____________________________
(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1993. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.
(2)  The aggregate cost for federal income tax purposes is $54,303.
(3) Note is pledged as additional collateral for a note payable with a principal balance of $2.3 million.
(4)  Mortgage note is receivable from a related party and is also listed at
     Schedule II.

                                                                      SCHEDULE X




                          AMERICAN REALTY TRUST, INC.
               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION





                                                                  1993               1992                 1991
                                                             -------------      -------------         -----------
                                                                            (dollars in thousands)
Items charged to expense

Taxes, other than payroll and income
  taxes.............................................         $       1,022      $       1,520         $       877


Amortization of loan and commitment
  fees..............................................                   393                536                 536


Maintenance and repairs.............................                   483                164                 168


Advertising costs...................................                    (1)                (1)                 (1)





______________________

(1)   Item is less than one percent of the total revenue.

                                                                     SCHEDULE XI
                                                                     (Continued)



                          AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                            1993              1992               1991
                                                       ------------      -------------      --------------
                                                                    (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,................                  $     51,475      $      59,188      $       68,897


Additions
  Acquisitions and improvements......                         9,900             18,595               5,505
  Foreclosures.......................                         5,645                -                   -

Deductions
  Sales of real estate...............                        (7,839)           (26,308)            (15,214)
                                                       ------------      -------------      --------------

Balance at December 31,..............                  $     59,181      $      51,475      $       59,188
                                                       ============      =============      ==============



Reconciliation of Accumulated Depreciation

Balance at January 1,................                  $      6,158      $       6,534      $        6,217

Additions
  Depreciation.......................                           657                640               1,058

Deductions
  Sales of real estate...............                           (71)            (1,016)               (741)
                                                       ------------      -------------      --------------


Balance at December 31,..............                  $      6,744      $       6,158      $        6,534
                                                       ============      =============      ==============

                                                                    SCHEDULE XII
                                                                     (Continued)




                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE





                                                            1993              1992             1991
                                                         ----------        ----------       -----------
                                                                    (dollars in thousands)
Balance at January 1,................                  $     75,402      $     65,470      $    73,802


Additions
  New mortgage loans.................                            32            31,009              528
  Participations purchased...........                           -                 -              3,066
  Compounding of interest............                           369               801            1,313
  Funding on existing loans..........                           609               -                -
  Restructures.......................                           -                (156)             -


Deductions
  Collections of principal...........                        (1,332)           (4,848)         (12,888)
  Settlement of term loan obligation
    in exchange for receivable
    participation....................                        (9,940)              -                -
  Write-off of principal.............                          (679)           (2,346)            (351)
  Loans sold net of loan loss
   provision.........................                           -              (7,740)             -
  Foreclosures.......................                        (8,443)           (6,788)             -
                                                       ------------      ------------      -----------



Balance at December 31,..............                  $     56,018      $     75,402      $    65,470
                                                       ============      ============      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                     ______________________________________


                                    PART III


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Trust, Inc. (the "Company" or the "Registrant") are managed by a five-member Board of Directors. The Company's By-laws provide for three classes of Directors to serve for staggered three-year terms. The Directors are elected at the annual meeting of stockholders or are appointed by the Company's incumbent Board of Directors and serve until their respective terms expire or until a successor has been elected or appointed.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliate" when used below with respect to a Director means that the Director is an officer, director or employee of the Advisor or an officer or employee of the Company. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director, as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

OSCAR W. CASHWELL:  Age 66, Director (Class I) (Affiliated) (since November
1992).

     President (since February 1994) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"); President and Director of Property and Asset Management (since January 1994) of BCM; Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (since February 1994) and Director (since March 1994) of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which in turn is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and a corporation owned by BCM; and Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark Corporation ("Southmark").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Directors (Continued)

AL GONZALEZ:  Age 57, Director (Class II) (Independent) (since 1989).

     President (since March 1991) of AGE Refining, Inc. (formerly Al Gonzalez Enterprises, Inc.), a petroleum refining and marketing firm; President (January 1988 to March 1991) of Moody-Day Inc., which sells and leases construction equipment and supplies; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April 1990) of Avacelle, Inc. ("Avacelle"); Director (1988 to 1992) of Medical Resource Companies of America; and member (1987 to 1989) of the Dallas City Council.

On January 20, 1989, Gulf-Tex filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code which proceeding was dismissed on July 25, 1989 upon the motion of Gulf-Tex. On March 18, 1992, Avacelle filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Avacelle was reorganized effective November 15, 1993.

TILMON KREILING, JR.:  Age 48, Director (Class III) (Independent) (since 1992).

     President of Kreiling Associates & Co. (since 1990); registered investment advisor (since 1990) and registered trading advisor (1985 to 1993); and member of the Chicago Mercantile Exchange (1983 to 1987).

RYAN T. PHILLIPS:  Age 24, Director (Class III) (Affiliated) (since 1992).

     Real Estate Investor (since March 1993); Real Estate Analyst with Kelley, Lundeen & Crawford in Dallas, Texas (1991 to March 1993); graduate of Southern Methodist University School of Business (May 1991); and trustee of a trust for the benefit of the children of Gene E. Phillips. Such trust is the 100% beneficial owner of BCM, the advisor to the Company. Ryan T. Phillips is the son of Gene E. Phillips, and has served as a Director of BCM since February 1991.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

G. WAYNE WATTS:  Age 51, Director (Class II) (Independent) (since 1984).

      President (since December 1993) of Palmetto Industries, Inc., manufacturer of industrial products; Director (since 1988) of International Operations of Harkness International; Director (since 1987) of Southmark California; Marketing Manager (1985 to 1988) of Steel Heddle Manufacturing Company, manager (1983 to 1985) of its Rolled Products Division, and manager of its International Division. Steel Heddle is a manufacturer and major supplier of textile machinery and industrial replacement parts. Director of Syntek Finance Corporation ("SFC")
      (1983 to 1989); and Vice President of Sales and owner of Fountain Industries, a manufacturer of automotive parts and assemblies and metal stampings (1989 to March 1994).




On November 1, 1993, Fountain Industries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1994, the Chapter 11 proceedings were converted to Chapter 7 liquidation proceedings. Liquidation is currently in process.

Separation of Certain Members of Management from Southmark Corporation.  Gene
E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, and William S. Friedman, the President and a Director of the Company until December 31, 1992, were directors and executive officers of Southmark until January 17, 1989. Messrs. Phillips and Friedman entered into a series of agreements, (collectively the "January Agreements"), which, among other things, involved their resignation from their positions with Southmark and certain of its affiliates. However, Messrs. Phillips and Friedman remained Directors and executive officers of the Company and certain other entities.

As further described in ITEM 1. "BUSINESS - Severance of Relationship With Southmark Corporation", on July 12, 1989, the Company closed a set of related agreements (collectively the "Southmark Separation Agreements") with its then largest stockholder, Southmark, essentially terminating the Company's relationship with Southmark and resulting in a substantial restructuring of the Company's balance sheet.

Southmark filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code on June 14, 1989. Southmark requested that the Bankruptcy Court appoint an examiner to investigate and review pre-Chapter 11 third-party transactions and relations and potential causes of action on behalf of the Southmark bankruptcy estate and on September 8, 1989, the court appointed an examiner.

The examiner issued a series of five separate reports in Southmark's bankruptcy proceeding. In his Final Report, filed on July 9, 1990, the examiner recommended that Southmark pursue claims against Messrs. Phillips and Friedman for their conduct that allegedly caused, in whole

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

or in part, the losses reported in the examiner's Final and Interim Reports. The Final Report expressed the examiner's conclusion that (i) "poor business practices (were) employed in the acquisition and management of many of Southmark's subsidiaries," (ii) Southmark's real estate assets were overvalued by as much as $800 million, (iii) repeated transactions by Southmark while it was controlled by Messrs. Phillips and Friedman produced only paper or "phantom" profits, (iv) the independent directors of Southmark were "basically yes men," (v) Southmark "engaged in many transactions with related entities" and these transactions "often resulted in substantial benefits for Messrs. Phillips and Friedman and their affiliates at Southmark's expense," and (vi) Messrs. Phillips and Friedman as well as Southmark had "many business dealings with high-powered figures, many of whom have been convicted, indicted or are under investigation in connection with savings and loan fraud and were in a position to assist (Messrs.) Phillips and Friedman in their numerous real estate ventures," and that the "number of transactions between these individuals were . . . extensive."

Messrs. Phillips and Friedman have emphatically denied the examiner's allegations, and believe that the examiner's Final Report contained material factual errors and unsubstantiated allegations and misleading innuendos. Moreover, based on the fact that the examiner made no attempt to depose or interview them concerning his investigation, they believe that the Final Report was not based on an objective analysis and exemplified the examiner's abject disregard of elementary fairness in eschewing the opportunity to consider facts which refute his biased contentions.

Litigation Relating to Southmark Bankruptcy. During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covers all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, Syntek West, Inc. ("SWI"), NRLP, CMET, IORT, National Income Realty Trust ("NIRT"), TCI, Vinland Property Trust ("VPT") and the Company. The final settlement of such litigation concludes all suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark will receive $13.2 million from the various settling defendants. Payments were made totaling $11.9 million in 1992 and 1993, and the remaining balance of $1.3 million is scheduled to be paid on June 27, 1994.

The Company paid Southmark $1.0 million in each of 1992 and 1993, and will pay Southmark an additional $435,000 by June 27, 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partnership interest in SAMLP, the general partner of NRLP and NOLP, and the Company received Southmark's interest in Novus Nevada, Inc. The Company has an option which expires December 27, 1994, to

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. On May 1, 1992, the Company received from Southmark land and a ground lease in Denver, Colorado, land in Forest Park, Georgia, a mortgage note secured by land in Tabonia, Utah and a participation in a mortgage note secured by a retail property in Forest Park, Georgia. The Company believes these assets have an aggregate value at least equal to the consideration the Company has agreed to pay Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP. The Company intends to cancel its collateral shares as they are released from the pledge to Southmark and returned to it by ATN. As of December 31, 1993, 195,000 shares had been returned by ATN to the Company and canceled. Voting rights to the Company's collateral shares are held by the Company's Board of Directors. ATN is a general partnership of which the Company and NRLP are general partners.

ATN was formed solely to hold title to the securities issued by each partner and TCI and to pledge such securities to Southmark. The Company has also pledged to Southmark its remaining limited partner interest in SAMLP.

In addition to the pledge of securities securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI have each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In the event of default, Southmark is entitled to entry of those judgments and to recover from the parties an aggregate of $25 million, subject to reduction for any amounts previously paid. If the settlement obligations are met, the judgments will be returned to the defendants.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI, CMET, NIRT, IORT and TCI relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two operating commercial properties and four parcels of developed land from Southmark and its affiliates.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. On December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. The government has reportedly alleged that SJSA's poor financial condition was attributable in part to "a pattern of high-risk real estate investments made after Southmark bought it in 1983," and that it had "poor procedures for determining loss reserves

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

and relied 'excessively' on deposits gathered through brokerage houses that enable(d) it to grow rapidly." The RTC is conducting an investigation of matters involving SJSA during the period in which it was owned by Southmark. On November 26, 1993, the RTC filed lawsuits in Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practice during the period it was owned by Southmark and that the former directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision is also conducting a formal examination of SJSA and its affiliates.

Litigation Against Southmark and its Affiliates Alleging Fraud or Mismanagement. In addition to the litigation related to the Southmark bankruptcy, there were several lawsuits pending against Southmark, its former officers and directors (including Messrs. Phillips and Friedman) and others alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. In so far as such allegations relate to them, Messrs. Phillips and Friedman deny them. Those lawsuits in which Messrs. Phillips and Friedman were also defendants are summarized below. THE COMPANY IS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

In Burt v. Grant Thornton, Gene E. Phillips and William S. Friedman, the plaintiff, a purchaser of Southmark preferred stock, alleged that the defendants disseminated false and misleading corporate reports, financial analysis and news releases in order to induce the public to continue investing in Southmark. Grant Thornton served as independent certified public accountants to Southmark and prior to 1990, the Company. The plaintiff sought actual and punitive damages in the amount of less than $10,000, treble damages and punitive damages in an unspecified amount, plus attorneys' fees and costs. This case was settled in October 1993.

Consolidated actions entitled Salsitz v. Phillips, et al., purportedly brought as class actions on behalf of purchasers of Southmark securities during specified periods, were pending before the United States District Court for the Northern District of Texas. These actions alleged violations of the federal securities laws and state laws, based upon claims of fraud, deceit and negligent misrepresentations made in connection with the sale of Southmark securities. The plaintiffs sought unspecified damages, attorneys' fees and costs. The defendants included Messrs. Phillips and Friedman, among others. Messrs. Phillips and Friedman entered into a settlement agreement with the plaintiffs which was approved by the court October 1993.

Messrs. Phillips and Friedman also served as directors of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

by the California Insurance Commissioner, a California Superior Court appointed a conservator for PSL on December 11, 1989, and directed that PSL cease doing business. On October 12, 1990, the California Insurance Commissioner filed suit in the Superior Court for the State of California, County of Yolo, against Messrs. Phillips and Friedman and other former directors of PSL seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and wilfully conspired among themselves to breach their duties as directors of PSL and to loot and waste corporate assets of PSL to benefit Southmark and its other subsidiaries and certain of the defendants (including Messrs. Phillips and Friedman), resulting in a required write-down of $25 million, PSL's insolvency and conservatorship. Such suit further alleged that the defendants caused PSL to make loans to, or enter into transactions with, Southmark, Southmark affiliates and others in violation of applicable state laws and to make loans and investments that could not be included as assets on PSL's balance sheet to entities controlled by Charles H. Keating, Jr. It was also alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Messrs. Phillips and Friedman, settled this lawsuit without admitting any liability.

Litigation Relating to Lincoln Savings and Loan Association, F.A. In an action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F.A. ("Lincoln"), and captioned RTC v. Charles H. Keating, Jr., et al., the RTC alleges that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleges that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleges that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was affiliated with Southmark. Neither Mr. Friedman nor Southmark is a defendant in this action.

The RTC alleges nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organization Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC seeks to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statutes, punitive damages of at least

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

$100 million and attorneys' fees and costs. Mr. Phillips' motion to dismiss for failure to state a cause of action and for summary judgment was heard in February 1992. The motion was denied in June 1992. Trial was scheduled to begin in 1993. However, the case was taken off the trial docket to facilitate settlement negotiations.

It has also been reported that the Justice Department and the Securities and Exchange Commission have been asked to investigate Lincoln's possible links to Southmark.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication and from 1981 to 1987 Southmark raised over $500 million in investments from limited partners of several hundred partnerships. Several lawsuits have been filed by investors which name Messrs. Phillips and Friedman as defendants. The following actions relate to and involve such activities.

In an action filed in November 1990 in the District Court, 150th Judicial District, Bexar County, Texas, captioned Adkisson, et al. v. Friedman et al., the plaintiffs, who invested approximately $50,000 in a limited partnership sponsored by Southmark, alleged breach of the partnership agreement, breach of fiduciary duty, violations of state consumer protection laws, negligence and fraud. The defendants included Messrs. Phillips and Friedman. In addition to actual damages in an unspecified amount, punitive and statutory damages, and attorneys' fees and court costs, the plaintiffs also sought to rescind the partnership agreement and to obtain restitution of their capital contributions. This case was settled in July 1993 for a nominal payment.

In a class action suit filed in December 1990 in the United States District Court for the Southern District of New York captioned Sable, et al. v. Southmark/Envicon Capital Corp., et al the plaintiffs, limited partners in nine Southmark-sponsored limited partnerships, alleged several claims, including conspiracy, fraud and violation of the federal and state RICO statutes. The plaintiffs sought to recover actual damages in an unspecified amount, treble damages pursuant to RICO, costs and injunctive relief. The defendants included, among others, Messrs. Phillips and Friedman. In April 1993, the court granted defendants' motion to dismiss for failure to state a claim, and awarded sanctions against plaintiffs' counsel.

In an action filed in May 1992 in a Texas state court captioned HCW Pension Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, allege that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleges claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and seeks to recover actual damages of approximately $12.6 million plus punitive damages and attorneys' fees and costs. The defendants include, among others, Messrs. Phillips and

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

Friedman. In October 1993, the court granted partial summary judgment in favor of Messrs. Phillips and Friedman on the plaintiffs' breach of fiduciary duty claims. The plaintiffs have not pursued the remaining claims.

In an action filed in May 1992 in a Texas state court captioned Cedarwood Hills Associates, Ltd., et al. v. Phillips, et al., the plaintiffs, six former Southmark related private limited partnerships, alleged that the defendants charged the plaintiff partnerships for Southmark's corporate overhead and operating costs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit fraud and seeks to recover actual damages in an unspecified amount, plus punitive damages and attorneys' fees and costs. The defendants included, among others, Messrs. Phillips and Friedman. Notice of non-suit in favor of all defendants was entered on January 10, 1994.

In an action filed in June 1992 in a Georgia state court captioned Southmark/CRCA Healthcare Fund VIII, L.P. v. Southmark Investment Group 87, Inc., et al., the plaintiff, a former Southmark related public limited partnership, alleged that in 1988 the defendants caused the plaintiff to purchase five nursing homes in violation of the partnership agreement and for the sole purpose of benefitting the defendants. The complaint alleged claims for breach of fiduciary duty and conspiracy to cause the plaintiff to acquire the properties so as to obtain improper financial benefits for the defendants. The plaintiff sought to recover actual damages in an unspecified amount, plus punitive damages and attorneys' fees and costs. The defendants included, among others, Messrs. Phillips and Friedman and TCI, which provided the financing for the plaintiff's purchase of the properties. The case was settled in October 1993.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleges a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff seeks damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also seeks to quiet title to the property at issue. The defendants include, among others, Messrs. Phillips and Friedman.

Board Meetings and Committees

The Company's Board of Directors held six meetings during 1993. For such year, no incumbent Director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served, except that Messrs. Gonzalez and Kreiling each attended only four of the Board meetings held in 1993.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Board Meetings and Committees (Continued)

The Company's Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Watts (Chairman) and Gonzalez. The Audit Committee met twice during 1993.

The Board of Directors has a Stock Option Committee to administer its 1987 Stock Option Plan. The function of the Stock Option Committee is, among other things, to determine which persons will be granted options, the number of shares to be covered by the options and the exercise period of the options within the terms of the 1987 Stock Option Plan. The members of the Stock Option Committee are Messrs. Watts and Gonzalez. The Stock Option Committee did not meet in 1993.

In January 1993, the Company's Board of Directors established an Executive Committee to act as the liaison with the Advisor on the Company's business plan and investment policy decisions. The members of the Executive Committee are Messrs. Cashwell, Phillips and Watts. The Executive Committee held two formal meetings during 1993. In October 1993, the Board elected a President of the Company who will perform the duties formerly the responsibility of the Executive Committee.

The Company's Board of Directors does not have nominating or compensation committees.

Executive Officers

The following persons currently serve as executive officers of the Company:
Karl L. Blaha, President; Hamilton P. Schrauff, Executive Vice President and Chief Financial Officer; and Thomas A. Holland, Senior Vice President and Chief Accounting Officer. Their positions with the Company are not subject to a vote of the Company's stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

KARL L. BLAHA: Age 45, President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to September 1993).

     Executive Vice President and Director of Commercial Management (since April 1992) of BCM, SAMI, CMET, IORT and TCI; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Executive Officers (Continued)

HAMILTON P. SCHRAUFF: Age 58, Executive Vice President and Chief Financial Officer (since October 1991).

     Executive Vice President and Chief Financial Officer (since October 1991) of SAMI, BCM, CMET, IORT and TCI; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Vice President Finance - Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (October 1980 to October 1990) and Vice President - Finance (November 1976 to September
     1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

THOMAS A. HOLLAND: Age 51, Senior Vice President and Chief Accounting Officer (since July 1990).

     Senior Vice President and Chief Accounting Officer (since July 1990) of SAMI, BCM, CMET, IORT and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller of Southmark (December 1986 to June 1990); Vice President-Finance of Diamond Shamrock Chemical Company (January 1986 to December 1986); Assistant Controller of Maxus Energy Corporation (formerly Diamond Shamrock Corporation) (May 1976 to January 1986); Trustee of Arlington Realty Investors (August 1989 to June 1990); and Certified Public Accountant (since 1970).

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Drew D. Potera, Treasurer; and Robert A. Waldman, Vice President and Secretary. Their positions with the Company are not subject to a vote of the Company's stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

DREW D. POTERA: Age 34, Treasurer (since August 1991) and formerly Assistant Treasurer (December 1990 to August 1991).

     Treasurer (since December 1990) of CMET, IORT and TCI; Treasurer (December 1990 to February 1994) of NIRT and VPT; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (June 1985 to June
     1990).

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Officers (Continued)

ROBERT A. WALDMAN: Age 41, Secretary (since December 1989) and Vice President (since January 1993).

     Vice President (since December 1990) and Secretary (since December 1993) of CMET, IORT and TCI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Vice President, Corporate Counsel and Secretary (since November 1989) of BCM; Director (February 1987 to October 1989), General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas) and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1993. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by BCM, a contractual advisor under the supervision of the Company's Board of Directors. The duties of the advisor include, among other things, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources for the Company. The advisor also serves as consultant in connection with the Company's business plan and investment policy decisions made by the Company's Board of Directors.

American Realty Advisors, Inc., an affiliate of Southmark, was the advisor of the Company from July 1, 1987 to February 6, 1989. In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. BCM is a corporation beneficially owned by a trust for the benefit of the children of Gene E. Phillips, who served as

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

the Chairman of the Board and a Director of the Company until November 16, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Gene E. Phillips which owns BCM. Mr. Cashwell, a Director of the Company, serves as President of BCM. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Gene E. Phillips serves as a representative of the trust for the benefit of his children which beneficially owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March
31, 1994, BCM   owned 1,105,951 shares of the Company's Common Stock,
approximately 38% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of .125% (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's Advisor, the Company's Board of Directors approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $2.00 per share.

In addition to base compensation, BCM, or an affiliate of BCM, receives the following forms of additional compensation:

(a) an acquisition fee for locating, leasing or purchasing real estate for the Company in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

(b) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

(c) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to the Company arranged by BCM;

(d) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets made under contracts entered into after April 15, 1989; and

(e) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by the Company for the fiscal year.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees, excluding fees paid to the Company's Directors; rent and other office expenses of both BCM and the Company (unless the Company maintains office space separate from that of BCM); costs not directly identifiable to the Company's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

If and to the extent that the Company shall request BCM, or any director, officer, partner or employee of BCM, to render services to the Company other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and the Company from time to time. The Company has requested that BCM perform loan administration functions, and the Company and BCM have entered into a separate agreement, as described below.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. The Company's management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Pursuant to the Advisory Agreement, BCM is the loan administration/ servicing agent for the Company, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days' notice, under which BCM services most of the Company's mortgage notes and receives as compensation a monthly fee of .125% of the month-end outstanding principal balances of the mortgage loans serviced.

Situations may develop in which the interests of the Company are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for the Company, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including CMET, IORT and TCI. BCM also performs certain administrative services for NRLP and NOLP, the operating partnership of NRLP, on behalf of NRLP's and NOLP's general partner, SAMLP. The Advisory Agreement provides that BCM may also serve as advisor to other entities. As advisor, BCM is a fiduciary of the Company's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and which entity has had uninvested funds for the longest period of time. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

has had uninvested funds for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

The directors and principal officers of BCM are set forth below:

MICKEY NED PHILLIPS:                   Director

RYAN T. PHILLIPS:                      Director

OSCAR W. CASHWELL:                     President and Director of Property and
                                       Asset Management

KARL L. BLAHA:                         Executive Vice President and Director of
                                       Commercial Management

HAMILTON P. SCHRAUFF:                  Executive Vice President and Chief
                                       Financial Officer

CLIFFORD C. TOWNS, JR.:                Executive Vice President, Finance

THOMAS A. HOLLAND:                     Senior Vice President and Chief
                                       Accounting Officer

DREW D. POTERA:                        Vice President, Treasurer and Securities
                                       Manager

ROBERT A. WALDMAN:                     Vice President, Corporate Counsel and
                                       Secretary

Mickey Ned Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcon-

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Property Management (Continued)

tracts the property-level management of the Company's shopping center to Carmel Realty, Inc., which is owned by SWI.

Real Estate Brokerage

Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

ITEM 11.      EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Company. The Directors and executive officers of the Company who are also officers or employees of the Company's Advisor are compensated by the Advisor. Such affiliated Directors and executive officers of the Company perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of compensation payable to BCM by the Company.

The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. The Company compensates such Independent Directors at a rate of $5,000 per year, plus $500 per meeting attended and $300 per Audit Committee meeting attended. During 1993, $35,450 was paid to Independent Directors in total Directors' fees for all meetings as follows: Al Gonzalez, $7,600; Tilmon Kreiling, Jr., $7,000; Ryan T. Phillips, $8,100; G. Wayne Watts, $11,000; and David Kipper,
$1,750, a director through April 1993.

In July 1987, the Company's Board of Directors, including all of the Independent Directors, approved the Company's 1987 Stock Option Plan (the "Plan"). The Plan was approved by the Company's Stockholders at the Company's annual meeting of stockholders held on June 8, 1988. The Plan was intended principally as an incentive for, and as a means of encouraging ownership of the Company's Common Stock by, eligible persons, including certain Directors and officers of the Company. Options may be granted either as incentive stock options (which qualify for certain favorable tax treatment), or as non-qualified stock options. Incentive stock options can not be granted to, among others, persons who are not employees of the Company, or to persons who fail to satisfy certain criteria concerning ownership of less than 10% of the Company's shares of Common Stock. The Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of the Company. The exercise price per share of an option can not be less than 100% of the fair market value per share on the date of grant. The Company receives no consideration for the grant of an option. As of March 31, 1994, there were no stock options outstanding under the Plan.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1988 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.





                                        1988          1989          1990        1991        1992          1993
                                        ----          ----          ----        ----        ----          ----
  THE COMPANY                            100            37             8          21          26            97

  DJ EQUITY INDEX                        100           131           126         152         180           198

  DJ REAL ESTATE INDEX                   100            89            61          79          95           120

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 31, 1994.

                                                             Amount and Nature of                   Percent of
Name and Address of Beneficial Owner                         Beneficial Ownership                   Class (1)
- ------------------------------------                        ----------------------                  ----------
Basic Capital Management, Inc.                                    1,105,951                            38.3%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Donald C. Carter                                                    417,359                            14.5%
Sunninghill
Old Brookville, New York  11545

ATN Equity Partnership                                              195,000                             6.8%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Continental Mortgage and Equity
  Trust                                                             204,522                             7.1%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Oscar W. Cashwell                                                 1,359,404    (2)(3)                  47.1%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                                  1,130,979    (3)(4)(5)               39.2%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

_________________________

(1)  Based on 2,884,164 shares outstanding as of March 31, 1994.

(2) Includes 204,522 shares owned by CMET over which Oscar W. Cashwell may be deemed to be beneficial owner by virtue of his position as President of CMET. Also includes 48,931 shares owned by NRLP over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his positions as President and director of SAMI, the managing general partner of SAMLP, the general partner of NRLP. Mr. Cashwell disclaims beneficial ownership of such shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)

(3) Includes 1,105,951 shares owned by BCM over which Mr. Cashwell and Ryan T. Phillips may be deemed to be the beneficial owners by virtue of their positions as President and director, respectively, of BCM. Messrs. Cashwell and Phillips disclaim beneficial ownership of such shares.

(4) Includes 24,583 shares owned by the Gene E. Phillips Children's Trust of which Ryan T. Phillips is a beneficiary.

(5)  Includes 445 shares owned by Ryan T. Phillips.

Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 31, 1994.

                                                      Number of
                                                 Shares Beneficially                                 Percent of
Name of Beneficial Owner                                Owned                                        Class (1)
- ------------------------                   --------------------------------                          ----------
All Directors and                                    1,721,299     (2)(3)(4)                           59.7%
Executive Officers                                                 (5)(6)(7)
as a group (eight
individuals)

___________________________

(1)  Based on 2,884,164 shares outstanding as of March 31, 1994.

(2) Includes 1,105,951 shares owned by BCM over which Ryan T. Phillips and Oscar W. Cashwell may be deemed to be beneficial owners by virtue of their positions as a director and President, respectively, of BCM. Also includes 48,931 shares owned by NRLP over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his position as President and director of SAMI, the managing general partner of SAMLP, the general partner of NRLP and 204,522 shares owned by CMET over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his position as President of CMET.

(3) Includes 24,583 shares owned by the Gene E. Phillips Children's Trust of which Ryan T. Phillips is a beneficiary.

(4)  Includes 445 shares owned by Ryan T. Phillips.

(5) Includes 608 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power, and 83 shares held by Mr. Holland in an individual retirement account.

(6) Includes 195,000 shares issued to ATN Equity Partnership ("ATN"). Such shares are pledged as collateral to Southmark securing the payment obligations to Southmark. As payments are made, shares are released and returned to the Company by ATN. ATN is a general partnership of which the Company and NRLP are the general partners. Pursuant to the partnership agreement the Board of Directors of the Company retains all voting and (subject to the pledge) dispositive power over such shares.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Continued)

(7) Includes 141,176 shares issued to Rosedale Equities, Inc., a wholly-owned subsidiary of the Company. Such shares are pledged as additional collateral for a loan secured by the Rosedale Towers Office Building.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

The By-laws of the Company as amended, provide, in accordance with Georgia law, that no contract or transaction between the Company and one or more of its Directors or officers, or between the Company and any other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for that reason, or solely because the Director or officer is present at or participates in the meeting of the Company's Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her votes are counted for such purpose, if one or more of the following three conditions are met: (i) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the Company's Board of Directors or the committee, and Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors constitute less than a quorum; (ii) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by vote of such stockholders; or (iii) the contract or transaction is fair to the Company as of the time it is authorized, approved or ratified by the Company's Board of Directors, a committee thereof, or the stockholders.

The Company's policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors of the Company with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. The Company's management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to the Company as other investments that could have been obtained.

The Company expects to enter into future transactions with entities the officers, trustees, directors or shareholders of which are also officers, Directors or stockholders of the Company, if such transactions would be beneficial to the operations of the Company and consistent with the Company's then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

The Company does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by the Company.

Certain Business Relationships

As mentioned above, BCM is a corporation of which Messrs. Cashwell, Blaha, Schrauff, Holland, Potera and Waldman, serve as officers. BCM is beneficially owned by a trust for the benefit of the children of Gene E. Phillips, the trustees of which are Mickey Ned Phillips and Ryan T. Phillips. Mickey Ned Phillips and Ryan T. Phillips (a Director of the Company), brother and son, respectively, of Gene E. Phillips, are also directors of BCM.

Mr. Cashwell is the President of CMET, IORT and TCI, and owes fiduciary duties to such entities as well as to BCM under applicable law. CMET, IORT, and TCI have the same relationship with BCM as does the Company. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Mr. Phillips is a general partner of SAMLP, NRLP's and NOLP's general partner, and is an officer and director of SAMLP's managing general partner, SAMI. BCM is the sole shareholder of SAMI. The Company is a limited partner and a 76.8% owner of SAMLP. Al Gonzalez, a Director of the Company, is the father of Randall K. Gonzalez, who is a trustee or director of CMET, IORT and TCI, and President and Managing Partner of TMC Realty Advisors, Inc. ("TMC"), an entity which provides property-level management services to certain properties owned by the Company. In 1993, TMC earned fees of $110,700 from the Company for performing such services.

In August 1991, BCM funded a loan in the amount of $100,000 to Al Gonzalez. The note is secured by a residence and bears interest at 2% above the prime rate.
The note matured on December 31, 1992.   BCM is in negotiations with Mr.
Gonzalez to extend such loan.

Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, a company of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center to Carmel Realty, Inc., which is owned by SWI.

Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

As of March 31, 1994, BCM owned 1,105,951 shares of the Company's Common Stock, approximately 38% of the shares then outstanding.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

The Company owns a beneficial interest in each of CMET, IORT, TCI, NRLP and SAMLP. In addition, CMET and NRLP own a beneficial interest in the Company and SAMLP owns a beneficial interest in TCI. See ITEM 1. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Related Party Transactions

In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with BCM. The Equity Health note bears interest at 12% per annum, originally matured on April 10, 1991, and has been subsequently extended to May 9, 1994. In June 1991, Equity Health merged into BCM, and BCM assumed the note. The outstanding balance of the note was $477,000 at December 31, 1993, including accrued but unpaid interest.

In 1990, SAMLP executed a settlement agreement in a class action lawsuit arising from the formation of NRLP. Among other things, the settlement required that Messrs. Phillips and Friedman make a capital contribution to NRLP of $2.0 million in the form of a promissory note which is guaranteed by SAMLP. In addition, SAMLP paid $500,000 to NRLP under the settlement on behalf of Messrs. Phillips and Friedman pursuant to the indemnification provisions under the SAMLP agreement of limited partnership and indemnified them for their obligations under the $2.0 million promissory note. In May 1991, 1992 and 1993, SAMLP made the annual installments of principal and interest on such note in the amount of $631,000. The final payment of $631,000 is due in May 1994. See ITEM 2. "PROPERTIES -Investments in Real Estate Investment Trusts and
Real Estate Partnerships."

In April 1991, the Company acquired for $208,000 in cash all of the capital stock of a corporation which owned 181 developed residential lots located in Fort Worth, Texas subject to $1.2 million of mortgage debt owed to CMET. The loan was repaid in full in August 1993. CMET is an entity having the same advisor as the Company and at March 31, 1994, the Company owned approximately 30% of CMET's outstanding shares of beneficial interest and CMET owned approximately 7% of the outstanding shares of the Company's Common Stock.

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Donald C. Carter, a private investor for $1.9 million cash. Terms of the sale agreement provide Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million. Such option is exercisable by Mr. Carter for a two-year period expiring in March 1995. To secure its payment obligations under the option agreement, the Company assigned its interest in the $22 million note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada.
In addition, BCM and the trust that beneficially owns BCM have agreed to guarantee the Company's payment obligation to purchase such shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

In January 1992, the Company entered into a partnership agreement with an entity affiliated with Mr. Carter to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partnership interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides that Mr. Carter is guaranteed a 10% return on his investment. During 1993, 18 of the lots were sold and at December 31, 1993, 269 lots remained to be sold.

In June 1992, the Company obtained a $3.3 million loan from Mr. Carter. The note bears interest at 10% and matures in May 1995. Interest payments are made monthly in addition to ten quarterly principal payments of $330,000 which commenced March 1, 1993. The note is collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan also provides for Mr. Carter's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia, to the extent of 15.57% of the net proceeds, as defined, in excess of $10 million. Mr. Carter also had the right during a period beginning eighteen months from the date of the loan and continuing ninety days thereafter to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, Mr. Carter exercised his put which required full payment by the Company within 30 days. Mr. Carter has agreed to extend the payment date to January 2, 1995, and BCM and the trust that beneficially owns BCM, have agreed to guarantee the Company's payment obligation.

In September 1992, the Company agreed to sell its entire holdings in NIRT to Mr. Friedman, the President and a trustee of NIRT, and at the time the President of the Company, and members of his family and his affiliates. At the time, NIRT had the same advisor as the Company. BCM resigned as advisor to NIRT effective March 31, 1994. The agreement provided for the Company to sell its 741,592 NIRT shares at the then market price of $6.875 per share. As of December 31, 1993, the Company had transferred all of its NIRT shares to Mr. Friedman and his affiliates in exchange for cash of $2.9 million ($657,000 in 1992), and $2.2 million in securities comprised of 42,260 limited partner units of NRLP, 105,096 shares of CMET, 10,075 shares of IORT and 118,500 shares of TCI.

In 1993, the Company paid BCM and its affiliates $1.2 million in advisory and mortgage servicing fees, $180,000 in real estate brokerage commissions, $102,000 in loan arrangement fees and $45,000 in property management fees. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $288,000 in 1993.


                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1993 and 1992

Consolidated Statements of Operations -
   Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule   I - Investments

Schedule  II - Amounts Receivable from Related Parties and Underwriters,
               Promoters and Employees other than Related Parties

Schedule  IX - Short-term Borrowings

Schedule   X - Supplementary Statement of Operations Information

Schedule  XI - Real Estate and Accumulated Depreciation

Schedule XII - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

3. Incorporated Financial Statements

Consolidated Financial Statements of National Realty, L.P. (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1993).

Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1993).

Consolidated Financial Statements of Income Opportunity Realty Trust (Incorporated by reference to Item 8 of Income Opportunity Realty Trust's Annual Report on Form 10-K for the year ended December 31, 1993).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

4. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                            Description
- -------                           -----------
 3.1 Articles of Incorporation dated November 24, 1987 and By-laws dated December 30, 1987 for American Realty Trust, Inc. (Incorporated by reference to Exhibits No. 3.1 and No. 3.1(a), respectively, of Registrant's Registration Statement No. 33-19636 on Form S-4).

 3.2 Amendment to Articles of Incorporation dated September 15, 1989 (Incorporated by reference to Exhibit No. 3.2 of the Registrant's Registration Statement No. 33-19920 on Form S-11).

 3.3 Articles of Amendment setting forth Certificate of Designation of Series A Cumulative Participating Preferred Stock dated as of April 11, 1990 (Incorporated by reference to Exhibit No. 3-1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 3.4 Articles of Amendment dated December 10, 1990 to Articles of Incorporation (Incorporated by reference to Exhibit No. 3.4 of Registrant's Current Report on Form 8-K dated December 5, 1990).

 3.5 Amended By-laws of American Realty Trust, Inc., dated December 11, 1991. (Incorporated by reference to Exhibit No. 3.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                            Description
- -------                           -----------

 4.1 Rights Agreement dated April 11, 1990 between American Realty Trust, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated April 20, 1990).

 4.2 Amendment No. 1 to Rights Agreement dated March 5, 1991 between American Realty Trust, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Registrant's Amendment No. 1 on Form 8 dated March 27, 1991).

 4.3 Amendment No. 2 to Rights Agreement dated June 23, 1992 between American Realty Trust, Inc. and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Registrant's Amendment No. 2 on Form 8 dated June 30, 1992).

10.1 Agreement of Merger by and among American Realty Trust, Inc., Novus Property Company and ART Maryland, Inc. dated September 22, 1986 (Incorporated by reference to Exhibit No. 2.1 to Registrant's Registration Statement No. 33-8837 on Form S-4).

10.2 1987 Stock Option Plan (Incorporated by reference to Appendix E to Proxy Statement/Prospectus filed as part of Registration Statement No. 33-19636 on Form S-4).

10.3 Promissory notes executed by American Realty Trust, Inc. to First City, Texas-Dallas dated as of September 29, 1989 (Incorporated by reference to Exhibit No. 10.12 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

10.4 Collateral Assignment of Participation Agreement between American Realty Trust, Inc. and First City, Texas-Dallas, dated as of September 29, 1989 (Incorporated by reference to Exhibit No. 10.13 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

10.5 Participation Agreement between Collecting Bank, National Association and American Realty Trust, Inc., dated as of September 29, 1989 (Incorporated by reference to Exhibit No. 10.14 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

10.6 Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of October 4, 1989 (Incorporated by reference to Exhibit No.
          10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                            Description
- -------                           -----------

10.7 Amendment No. 1 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of December 5, 1989 (Incorporated by reference to Exhibit No. 10.17 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

10.8 Amendment No. 2 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated August 1, 1990 (Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

10.9 Loan Servicing Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of October 4, 1989 (Incorporated by reference to Exhibit No. 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

22.1      Subsidiaries of the Registrant.

28.1 Settlement Agreement and Mutual Release, dated as of December 27, 1991, between Southmark Corporation, et al and Gene E. Phillips, et al (Incorporated by reference to Exhibit No. 28.1 to the Registrant's Current Report on Form 8-K dated December 27, 1991).

28.2 Agreement dated as of February 25, 1992, between Gene E. Phillips, William S. Friedman, American Realty Trust, Inc., Syntek West, Inc., National Realty Advisors, Inc., Transcontinental Realty Investors, Inc., Continental Mortgage and Equity Trust, National Income Realty Trust and Income Opportunity Realty Trust (Incorporated by reference to Exhibit No. 28.1 to the Registrant's Current Report on Form 8-K dated February 25, 1992).

28.3 Term Sheet, dated October 6, 1993, among National Realty, L.P., Syntek Asset Management, L.P., National Realty, L.P. Oversight Committee and American Realty Trust, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant's Current Report on Form 8-K, dated October 8, 1993).



                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(b)       Reports on Form 8-K:

          A Current Report on Form 8-K, dated October 8, 1993, was filed with respect to Item 5, which reports that the Registrant, Syntek Asset Management, L.P., the general partner of National Realty, L.P. and the National Realty, L.P. Oversight Committee reached an agreement in principle evidenced by a detailed Term Sheet to nominate a candidate for successor general partner for National Realty, L.P. and to consummate the 1990 settlement of a class action lawsuit.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN REALTY TRUST, INC.




Dated: April 14, 1994                   By:    /s/ KARL L. BLAHA
                                           Karl L. Blaha President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:    /s/ OSCAR W. CASHWELL            By:    /s/ TILMON KREILING, JR.
   Oscar W. Cashwell                       Tilmon Kreiling, Jr.
   Director                                Director




By:    /s/ AL GONZALEZ                  By:    /s/ RYAN T. PHILLIPS
   Al Gonzalez                             Ryan T. Phillips
   Director                                Director




                                        By:    /s/ G. WAYNE WATTS
                                           G. Wayne Watts
                                           Director





By:    /s/ HAMILTON P. SCHRAUFF         By:    /s/ THOMAS A. HOLLAND
   Hamilton P. Schrauff                    Thomas A. Holland
   Executive Vice President and            Senior Vice President and
   Chief Financial Officer                 Chief Accounting Officer




Dated: April 14, 1994

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      FOR THE YEAR ENDED DECEMBER 31, 1993



Exhibit                                                            Page
Number                        Description                         Number
- -------                       -----------                         ------
22.1        Subsidiaries of Registrant.                            123