Form 10-Q
period 1994-03-31
AMERICAN REALTY TRUST INC /GA
filed 1994-05-16
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1994


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
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                      3,124,164
         (Class)                        (Outstanding at April 29, 1994)

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants but in the opinion of the management of American Realty Trust, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              March 31,           December 31,
                                                                                1994                  1993
                                                                           ---------------       --------------
                                                                                 (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..................................................               $        28,279       $       28,547
Nonperforming, nonaccruing..................................                        23,225               23,222
                                                                           ---------------       --------------
                                                                                    51,504               51,769

Real estate held for sale, net of accumulated
  depreciation ($5,213 in 1994 and $5,320 in 1993)..........                        20,870               21,426

Less - allowance for estimated losses.......................                        (9,437)              (9,913)
                                                                           ---------------       --------------
                                                                                    62,937               63,282

Real estate held for investment, net of accumulated
  depreciation ($1,629 in 1994 and $1,424 in 1993)..........                        31,025               31,011
Marketable equity securities, at market value...............                         2,008                  -
Cash and cash equivalents...................................                           595                  843
Investments in real estate entities.........................                        39,827               40,005
Other assets (including $489 in 1994 and $477 in
  1993 due from affiliates).................................                         4,785                4,720
                                                                           ---------------       --------------

                                                                           $       141,177       $      139,861
                                                                           ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                                             March 31,           December 31,
                                                                               1994                  1993
                                                                           ------------          ------------
                                                                                 (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.................................                $        52,788       $       53,693
Margin borrowings..........................................                         19,448               16,147
Accounts payable and other liabilities (including
  $3,383 in 1994 and $3,637 in 1993 due to
  affiliate)...............................................                         11,391               10,552
                                                                           ---------------       --------------

                                                                                    83,627               80,392

Minority interest..........................................                            587                1,149

Redeemable Common Stock issued and outstanding
  360,000 shares...........................................                          2,200                2,200

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,524,164 shares.........................................                             25                   25
Paid-in capital............................................                         64,553               64,553
Accumulated (deficit)......................................                         (9,815)              (8,458)
                                                                           ---------------       --------------
                                                                                    54,763               56,120
                                                                           ---------------       --------------

                                                                           $       141,177       $      139,861
                                                                           ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                           ------------------------------------
                                                                              1994                      1993
                                                                           ----------                ----------
                                                                                  (dollars in thousands,
                                                                                     except per share)
Income
  Rentals.......................................................           $         2,381       $        1,329
  Interest......................................................                       741                1,740
  Equity in (losses) of investees...............................                      (527)                (798)
  Other.........................................................                       365                   46
                                                                           ---------------       --------------
                                                                                     2,960                2,317
Expenses
  Property operations...........................................                     1,577                  862
  Interest......................................................                     1,634                1,545
  Advisory and servicing fees to affiliate......................                       320                  328
  General and administrative....................................                       608                  213
  Depreciation and amortization.................................                       335                  237
  Minority interest.............................................                        55                  (72)
                                                                           ---------------       --------------
                                                                                     4,529                3,113
                                                                           ---------------       --------------

(Loss) before gain on sale of real estate and
  extraordinary gain............................................                    (1,569)                (796)
Gain on sale of real estate.....................................                       176                  143
Extraordinary gain..............................................                        36                3,364
                                                                           ---------------       --------------

Net income (loss)...............................................                    (1,357)               2,711

Redeemable Common Stock, accretion of discount..................                       -                   (129)
                                                                           ---------------       --------------

Income (loss) applicable to Common shares.......................           $        (1,357)      $        2,582
                                                                           ===============       ==============


Earnings per share
  (Loss) before gain on sale of real estate and
  extraordinary gain............................................           $          (.54)      $         (.27)
  Gain on sale of real estate...................................                       .06                  .05
  Extraordinary gain............................................                       .01                 1.15
                                                                           ---------------         ------------

  Net income (loss).............................................                      (.47)                 .93

  Redeemable Common Stock, accretion of discount................                       -                   (.05)
                                                                           ---------------         ------------

  Income (loss) applicable to Common shares.....................           $          (.47)        $        .88
                                                                           ===============         ============


Weighted average Common shares used in computing
  earnings per share............................................                 2,884,164            2,934,037
                                                                           ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1994





                                       Common Stock
                             -------------------------------       Paid-in         Accumulated       Stockholders'
                               Shares              Amount          Capital           Earnings           Equity
                             ----------        -------------    -------------     --------------    --------------
                                                       (dollars and shares in thousands)
Balance,
  January 1, 1994......      2,524,164         $          25    $      64,553     $       (8,458)   $       56,120


Net (loss).............            -                     -                -               (1,357)           (1,357)
                           -----------         -------------    -------------     --------------    --------------

Balance,
  March 31, 1994.......      2,524,164         $          25    $      64,553     $       (9,815)   $       54,763
                           ===========         =============    =============     ==============    ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         For the Three Months
                                                                            Ended March 31,
                                                                       -------------------------
                                                                 1994                            1993
                                                              ----------                      ----------
                                                                        (dollars in thousands)
Cash Flows From Operating Activities
     Interest collected.............................          $    870                        $ 1,373
     Rentals collected..............................             1,770                          1,664
     Distributions received from real estate
       entities' operating cash flow................               695                            207
     Interest paid..................................            (1,390)                          (969)
     Payments for property operations...............            (2,272)                          (888)
     Advisory and servicing fees paid to affiliate..              (320)                          (412)
     General and administrative expenses paid.......              (635)                          (282)
                                                              --------                        -------

       Net cash provided by (used in) operating
         activities.................................            (1,282)                           693

Cash Flows From Investing Activities
     Collections on notes receivable................               231                            387
     Proceeds from sale of real estate..............               640                            561
     Proceeds from sale of marketable equity
      securities....................................               107                            450
     Purchase of marketable equity securities.......            (2,069)                            -
     Investment in real estate entities.............              (807)                        (1,165)
     Real estate improvements.......................              (148)                          (302)
     Deposits on acquisition of notes receivable....                -                            (150)
                                                               -------                        -------

      Net cash provided by (used in) investing
       activities...................................            (2,046)                          (219)

Cash Flows From Financing Activities
     Proceeds from notes payable....................                -                             100
     Payments on notes payable......................            (1,135)                        (1,112)
     Net collections (advances) to/from affiliates..               914                           (701)
     Proceeds from issuance of Common stock.........               -                              200
     Margin borrowings, net.........................             3,301                          1,030
                                                               -------                        -------

      Net cash provided by (used in) financing
       activities...................................             3,080                           (483)

      Net (decrease) in cash and cash equivalents...              (248)                            (9)

Cash and cash equivalents, beginning of period......               843                            510
                                                               -------                        -------

Cash and cash equivalents, end of period............           $   595                        $    501
                                                               =======                        ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                  --------------------------
                                                                                     1994            1993
                                                                                  ----------      ----------
                                                                                    (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by operating activities

  Net income (loss).......................................                        $  (1,343)      $   2,711

  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
     Extraordinary gain...................................                              (36)         (3,364)
     Depreciation and amortization........................                              335             237
     Gain on sale of real estate..........................                             (176)           (143)
     Distributions from real estate entities'
     operating cash flow..................................                              695             207
     Equity in losses of investees........................                              527             798
     Decrease (increase) in accrued interest
     receivable...........................................                              160            (355)
     Decrease (increase) in other assets..................                           (1,061)            183
     Increase (decrease) in accounts payable and
     other liabilities....................................                             (383)            419
                                                                                  ---------       ---------

       Net cash provided by (used in) operating
      activities..........................................                        $  (1,282)      $     693
                                                                                  =========       =========



Schedule of noncash investing activities


Carrying value of real estate acquired through
  foreclosure in satisfaction of notes receivable
  with a net carrying value of $5,220.....................                        $    -          $   5,220




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida has failed to make the required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's November 1, 1993 maturity. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. The note had a principal balance of $1.6 million at March 31, 1994. On March 8, 1994, the borrower paid a nonrefundable fee of $50,000 to delay the sale of the property at foreclosure for 45 days and on April 22, 1994, the borrower paid a second $50,000 nonrefundable fee to delay the foreclosure sale for an additional 60 days to June 27, 1994. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property exceeds the carrying value of the note.

In conjunction with the sale of a restaurant site in Los Angeles, California, the Company provided $100,000 of purchase money financing. The note bears interest at 8% per annum, requires monthly interest only payments and matures May 1, 1997. See NOTE 3. "REAL ESTATE."

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. The $500,000 note was paid off in July 1993. Payments of interest and principal on the Company's wraparound note receivable were made directly by the borrower to the holder of the first and second lien mortgages and were applied against interest and principal thereon. Since October 1993, the borrower has failed to make the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

and second lien mortgages. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at March 31, 1994, including compounded interest. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens.

The modified wraparound mortgage note receivable continues to accrue interest at 11% per annum with any unpaid interest being applied monthly to the principal and requires payments of $150,000 per month beginning May 1, 1994 through January 1, 1995, at which time monthly payments increase to $250,000 until the note's extended maturity date of July 1, 1995, when the unpaid principal balance together with any accrued but unpaid interest is due. The May payment of $150,000 has been received.

The underlying lienholder has agreed to forebear exercising its rights under the first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable. In addition, the Company is required to pay down the liens by $225,000 upon execution of the forbearance agreement. The Company has made the May payment of $150,000 on the first and second liens.

NOTE 3.  REAL ESTATE

In March 1994, the Company sold a restaurant site in Los Angeles, California, for $190,000, receiving net cash of $68,500 and providing purchase money financing of $100,000. The Company paid a real estate sales commission of $5,700 to Carmel Realty, Inc., an affiliate of the Company's advisor, based upon the $190,000 sales price of the property. The Company recognized a $26,000 gain on the sale. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

In April 1991, the Company acquired for cash all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas. Through December 31, 1993, a total of 143 of the residential lots were sold. In the first quarter of 1994, six additional lots were sold for an aggregate gain of $23,000.

In September 1991, the Company purchased all of the capital stock of Denton Road Investment Corporation ("Denton Road"), which owns a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1993, 84 of the residential lots were sold. In the first quarter of 1994, 11 additional lots were sold for an aggregate gain of $127,000.

NOTE 4.  INVESTMENTS IN REAL ESTATE ENTITIES

The Company's investment in real estate entities includes equity securities of three publicly traded real estate investment trusts

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

(collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), units of limited partner interest in National Realty, L.P. ("NRLP"), a general partnership interest in NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, through the Company's 76.8% limited partner interest in Syntek Asset Management, L.P. ("SAMLP") and interest in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), the Company's advisor, serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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

The Company's investment in real estate entities, accounted for under the equity method, at March 31, 1994 was as follows:


                            Percentage         Carrying                Equivalent
                         of the Company's      Value of                 Investee             Market Value
                          Ownership at      Investment at             Book Value at        of Investment at
Investee                 March 31, 1994     March 31, 1994           March 31, 1994         March 31, 1994
- - --------                 --------------     --------------           --------------         --------------
NRLP                          44.1%            $  11,949                $     -  *             $  25,104
CMET                          30.9                11,105                   24,876                 12,625
IORT                          18.1                 2,083                    4,715                  2,791
TCI                           20.3                 6,397                   19,672                  7,744
                                               ---------                                       ---------
                                                  31,534                                       $  48,264
                                                                                               =========
General partner
     interest in NRLP
     and NOLP                                      7,261
Other                                              1,032
                                               ---------
                                               $  39,827
                                               =========

- - -------------------------
* At March 31, 1994, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1993, was $113.0 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1993.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

has, therefore, continued to increase its ownership in these entities in 1994, as its liquidity has permitted.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of in excess of 14% of the Company's outstanding Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides the partner with a guaranteed 10% return on his investment. Through December 31, 1993, 18 residential lots were sold and 13 lots were sold in the first quarter of 1994. At March 31, 1994, 256 lots remained to be sold.

The following information summarizes the combined results of operations of the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1994:

Revenues..............................................           $  43,360
Property operations...................................             (28,932)
Depreciation..........................................              (4,940)
Interest expense......................................             (13,095)
Provision for losses..................................                (200)
Gain on sale of partnership interest..................               2,514
                                                                 ---------
Net income (loss).....................................           $  (1,293)
                                                                 =========

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for tax purposes. The Company expects to receive no distributions from TCI in 1994. In December 1993, NRLP resumed regular quarterly distributions at a rate of $0.20 per unit. In March 1993, CMET and IORT resumed regular quarterly distributions at a current quarterly rate of $0.15 per share. In the first quarter of 1994, the Company received aggregate distributions of $153,000 from CMET and IORT and $109,000 from NRLP.

In the first quarter of 1994, the Company purchased a total of $811,000 of equity securities of the Trusts and NRLP.

NOTE 5. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

During the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP. The Company purchased a total of $2.1 million of such other equity securities to diversify and increase the liquidity of its margin accounts. These securities are considered a trading portfolio and are therefore valued at market. In the first quarter of 1994, the Company recognized an unrealized decline of $79,000 in the market value of these

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

equity securities offset by a realized $11,000 gain. Such amounts are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 6. NOTES AND INTEREST PAYABLE

In March 1992, the Company obtained a $1.3 million working capital loan from a financial institution. The loan was secured by equity securities of the Trusts and NRLP. The loan originally matured April 1, 1993 and was extended to April 1, 1994. The balance of the loan, $350,000 at March 31, 1994, plus accrued but unpaid interest was paid off at the loan's maturity.

The Company's borrowing from a financial institution with a balance of $10.4 million at March 31, 1994, collateralized by a note receivable with an outstanding principal balance of $17.4 million, was scheduled to mature on December 18, 1994. At December 31, 1993, the Company had reached agreement with the lender to further extend the note's maturity to December 18, 1997. The extended note will bear interest at the prime rate plus 2%, require monthly principal payments of $75,000 and require the Company to pledge as additional collateral units of NRLP with a market value of $2.0 million.

Also at December 31, 1993, the Company had reached agreement with another lender to extend its loan to the Company, with a principal balance of $750,000 at March 31, 1994, which matured in August 1993. The completed note extension provides for a maturity date of July 1995, requires the Company to make monthly principal reduction payments of $50,000 and to pledge 240,000 newly issued shares of the Company's Common Stock as additional collateral for the loan. All other terms remain unchanged.

In May 1993, the Company obtained a $1.8 million first mortgage secured by the Rosedale Office Towers, a 84,798 square foot office building in Minneapolis, Minnesota, which was previously unencumbered. The Company pledged as additional collateral for the loan 141,176 newly issued shares of the Company's Common Stock. The loan matured April 30, 1994. The Company and the lender have agreeded to extend the loans maturity date to May 1, 1997, increase the first mortgage to $2.5 million and reduce the loan's interest rate to the three-month LIBOR rate plus 3/4%, fixed at the beginning of each quarter. The loan extension will require monthly interest only payments, with the principal and accrued but unpaid interest due at maturity.

At the time of paying off the second lien construction loan on the Park Plaza Shopping Center in December 1993, as discussed in detail in the Company's 1993 Form 10-K, the Company placed $105,000 into an escrow account to complete remaining parking lot and exterior renovations at the center. The Company is to receive a credit against the first

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)

mortgage for one-half of these monies as expended. As of March 31, 1994, the Company had expended $73,000 and received a credit of $36,000 against the first mortgage, reducing the balance to $3.6 million at March 31, 1994.

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP as well as other marketable equity securities and bear interest rates ranging from 4 1/2% to 8%. Margin borrowings were $19.4 million at March 31, 1994.

NOTE 7.  REDEEMABLE COMMON STOCK

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $1.9 million cash. Terms of the sale agreement provide the investor with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million. Such option is exercisable by the investor for a two year period expiring in March 1995. The Company has accreted the difference between the issuance price and the redemption price using the "interest method". To secure its payment obligations under the option agreement, the Company assigned to the investor its interest in the $22 million note receivable secured by the Continental Hotel and Casino. In addition, BCM, the Company's advisor, and the trust that owns BCM, have guaranteed the Company's payment obligation to purchase such shares.

NOTE 8.  INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three months ended March 31, 1993 or 1994.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

NOTE 10. LIQUIDITY

The Company's principal sources of cash flow have been and will continue to be from property operations, collection of mortgage notes receivable, sales of real estate and externally generated funds. Externally

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. LIQUIDITY (Continued)

generated funds include borrowings against marketable equity securities, proceeds from the issuance of debt secured by real estate and notes receivable, borrowings from the Company's advisor, as well as a possible equity offering.

The Company continues to experience liquidity problems and expects that cash flow from operations together with externally generated funds will be sufficient to meet its various cash needs only if the Company is able to renew and extend mortgage financings as they mature. If the Company were unsuccessful in obtaining new financings or refinancings, the Company anticipates it could obtain additional advances from its advisor in amounts sufficient to satisfy its cash requirements. During the remainder of 1994, principal payments on notes payable totaling $4.7 million come due. It is the Company's intention to either pay such debt when due or seek to extend the maturity dates one or two years while attempting to obtain other long-term financing. Due to the limited long-term financing available to the Company, there can be no assurance that the Company will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its assets to foreclosure. However, the Company's management believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds or advances to enable it to maintain anticipated levels of property operations, existing commitments and ownership of all properties in which it has equity.

                       __________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 1994 aggregated $595,000, compared with $843,000 at December 31, 1993. Although the Company anticipates that during the remainder of 1994 it will generate excess funds from operations, as discussed below, such excess funds are not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities and other marketable equity securities, mortgage notes receivable, the sale or refinancing of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

properties, and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1993, notes payable totaling $10.7 million had scheduled maturities during 1994 or were in default. As discussed below, the Company has reached agreement with the lenders on $6.9 million of such debt to modify and extend their debt. In addition, the Company paid off an additional $350,000 debt obligation on its April 1, 1994 maturity.

The Company intends to either payoff, extend the maturity dates or obtain alternate financing for the remainder of its debt obligations that mature in 1994. There can be no assurance, however, that these efforts to obtain alternate financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1994. This increase is expected to be derived from an increase in occupancy and rental rates at the Company's apartment complexes and from a full year's operations of the properties acquired in 1993. The Company is also expecting continued lot sales at its two Texas residential subdivisions generating additional cash flow.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate, and borrowings against its investments in real estate entities and other marketable equity securities, mortgage notes receivable and, to the extent available and necessary, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make investments in real estate, additional investments in real estate entities, and fund or acquire mortgage notes.

Notes Receivable. The Company anticipates a continued improvement in the operations of the properties securing its mortgage notes receivable in certain regions of the continental United States, in particular the Southwest region. In spite of this perceived improvement in the real estate market in general and the Southwest in particular, the Company can give no assurance that it will not continue to experience further deterioration in cash flow due to new problem loans.

In April 1994, the Company and the underlying lienholder agreed to modify and extend both the Company's $22.7 million wraparound mortgage note receivable and the underlying liens. The modified note continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance, require payments of $150,000 per month

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

beginning May 1, 1994 through January 1, 1995 at which time monthly payments will increase to $250,000 until the extended maturity date of July 1, 1995.

Loans Payable. The Company has reached agreement with the underlying lienholder on the Company's $22.7 million wraparound mortgage note receivable secured by the Continental Hotel in Las Vegas, Nevada. The underlying liens totaled $6.1 million at March 31, 1994. The underlying lienholder has agreed to forebear exercising its rights under the first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable. In addition, the Company is required to pay down the liens by $225,000 upon execution of the forbearance agreement. The lienholder has received the May payment of $150,000. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

The Company has also reached agreement with the lender to extend the $1.8 million first mortgage secured by the Rosedale Towers Office Building, increasing the loan balance to $2.5 million. The loan will bear interest at the three-month LIBOR rate plus 3/4%, fixed at the beginning of each quarter, require monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity on May 1, 1997. See NOTE
6. "NOTES AND INTEREST PAYABLE."

The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 4 1/2% to 8%. Margin borrowings were $19.4 million at March 31, 1994, an increase of $3.3 million from December 31, 1993.

Equity Investments. Since the fourth quarter of 1988, the Company has been purchasing shares of real estate investment trusts having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of the trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and NRLP will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

Equity securities of CMET, IORT, TCI and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of two years after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time. The Company's cash flow from these invest-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

ments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for annual determination of distributions after year end, and then only to the extent of its taxable income, if any. CMET, IORT and NRLP, returned to the payment of regular quarterly distributions in 1993. The Company has received distributions totaling $153,000 in 1994 from CMET and IORT and $109,000 from NRLP.

The Company's management, on a quarterly basis, reviews the carrying value of the Company's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing such loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

Commitments

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $1.9 million cash. Terms of the sale agreement provide the purchaser with an option to require the Company to reacquire up to 360,000 of the shares at $6.11 per share , a total of $2.2 million. Such option is exercisable for a two year period expiring in March 1995. To secure its payment obligations under the option agreement, the Company assigned its interest in the $22 million note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. In addition, Basic Capital Management, Inc., the Company's advisor, and the trust that owns it have agreed to guarantee the Company's payment obligation.

In October 1993, NRLP, Syntek Asset Management, L.P. ("SAMLP"), the NRLP Oversight Committee and the Company reached an agreement evidenced by a detailed Term Sheet to nominate a candidate to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, and to consummate the 1990 settlement of a class action suit. The Term Sheet also sets forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly-formed subsidiary which would qualify as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP. SAMLP currently serves as the general partner of NRLP and NOLP and a newly formed subsidiary of SAMLP is to be nominated as successor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Results of Operations

For the three months ended March 31, 1994, the Company had a net loss of $1.4 million, compared to net income of $2.7 million for the three months ended March 31, 1993. The Company's first quarter 1993 net income was attributable to an extraordinary gain of $3.4 million. The primary factors contributing to the Company's first quarter 1994 net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $467,000 in the first quarter of 1993 to $804,000 in the first quarter of 1994. This increase is primarily due to obtaining through foreclosure the Boulevard Villas Apartments in July 1993 contributing $199,000 to the increase and the Company's other residential and commercial properties contributing $212,000 to the increase, due to higher occupancy and rental rates. These increases were offset in part by a decrease of $142,000 due to the sale of the Fox City Shopping Center in August 1993.

Interest income decreased from $1.7 million for the first quarter of 1993 to $741,000 for the first quarter of 1994. This decrease is primarily attributable to the nonperforming Continental Hotel and Osceola note receivable decreasing interest income by $662,000, the 1993 Collecting Bank settlement decreasing interest income by $205,000 and $102,000 decrease due to the foreclosure of the collateral securing the Boulevard Villas note receivable in July 1993.

Equity in losses of investees decreased from a loss of $798,000 for the first quarter of 1993 to a loss of $527,000 for the first quarter of 1994. This decrease in equity losses is primarily attributable to improved operating results at TCI and NRLP.

Interest expense increased from $1.5 million for the first quarter of 1993 to $1.6 million for the first quarter of 1994. This increase is primarily due to new or refinanced mortgage obligations increasing interest expense by $328,000 and an additional $99,000 due to an increase in the Company's margin debt. These increases are offset by $202,000 decrease from principal reductions and an additional $180,000 decrease due to the August 1993 Collecting Bank settlement.

Other income increased from $46,000 for the first quarter of 1993 to $365,000 for the first quarter of 1994. The increase is primarily due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

to $415,000 of preferred return income received on a joint venture interest, offset in part by a $79,000 unrealized decline in the market value of the Company's marketable equity securities trading portfolio.

Depreciation and amortization expense increased from $237,000 for the first quarter of 1993 to $335,000 for the first quarter of 1994. This increase is attributable to the properties obtained by the Company through foreclosure subsequent to March 31, 1993.

Advisory and servicing fees decreased from $328,000 for the first quarter of 1993 to $301,000 for the first quarter of 1994 due to the Company's lower gross assets, the basis for calculation of such fee.

General and administrative expenses increased from $213,000 for the first quarter of 1993 to $608,000 for the first quarter of 1994. This increase is primarily the result of legal fees incurred in connection with litigation relating to a loan guarantee and legal and consulting fees incurred on debt and notes receivable extensions and modifications.

Gains on real estate sales increased from $143,000 in the first quarter of 1993 to $176,000 in the first quarter of 1994 due to the $26,000 gain from the sale of a restaurant site in California. The gains on the sale of residential lots was comparable in both periods. See NOTE 3. "REAL ESTATE."

The Company reported a $3.4 million extraordinary gain in the first quarter of 1993 and $36,000 in the first quarter of 1994. The extraordinary gain in 1993 is the Company's share of an equity investee's reported extraordinary gain of $9.0 million from the acquisition at a discount of its mortgage debt. The extraordinary gain in 1994 is due to the forgiveness of debt on a first mortgage resulting from early payoff of the second mortgage in December 1993. See NOTE 6. "NOTES AND INTEREST PAYABLE."

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                     ______________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None


(b)      Reports on Form 8-K as follows:

         None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN REALTY TRUST, INC.





Date:  May 16, 1994            By:  /s/ Karl L. Blaha
                                  Karl L. Blaha
                                  President





Date:  May 16, 1994            By:  /s/ Hamilton P. Schrauff
                                  Hamilton P. Schrauff
                                  Executive Vice President and
                                  Chief Financial Officer