Form 10-Q
period 1994-06-30
AMERICAN REALTY TRUST INC /GA
filed 1994-08-19
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION         ALL THE ITEMS
                           WASHINGTON, D.C.  20549               HEREIN WERE THE
                                                                 SUBJECT OF A
                                                                 FORM 12B-25.

                                   FORM 10-Q



            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1994


                         Commission File Number 1-9948



                             AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                        Georgia                                                     54-0697989
              -------------------------------                                 ---------------------
              (State or Other Jurisdiction of                                   (I.R.S. Employer
              Incorporation or Organization)                                   Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas      75231
    ----------------------------------------------------------------------
              (Address of Principal Executive Offices)          (Zip Code)



                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                       3,124,164
- - ----------------------------             ------------------------------
          (Class)                        (Outstanding at July 29, 1994)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                               June 30,            December 31,
                                                                                 1994                 1993
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..........................................                       $        46,763       $       28,547
Nonperforming, nonaccruing..........................                                 1,660               23,222
                                                                           ---------------       --------------
                                                                                    48,423               51,769

Real estate held for sale, net of accumulated
  depreciation ($6,172 in 1994 and $5,320 in 1993)..                                29,778               21,426

Less - allowance for estimated losses...............                                (7,805)              (9,913)
                                                                           ---------------       --------------
                                                                                    70,396               63,282

Real estate held for investment, net of accumulated
  depreciation ($991 in 1994 and $1,424 in 1993)....                                28,694               31,011
Marketable equity securities, at market value.......                                 3,153                  -
Cash and cash equivalents...........................                                   298                  843
Investments in real estate entities.................                                39,836               40,005
Other assets (including $477 in 1993 due from
  affiliates).......................................                                 5,237                4,720
                                                                           ---------------       --------------

                                                                           $       147,614       $      139,861
                                                                           ===============       ==============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                                               June 30,           December 31,
                                                                                 1994                 1993
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................                        $        59,001       $       53,693
Margin borrowings..................................                                 22,120               16,147
Accounts payable and other liabilities (including
  $1,303 in 1994 and $3,637 in 1993 due to
  affiliate).......................................                                 10,190               10,552
                                                                           ---------------       --------------

                                                                                    91,311               80,392

Minority interest..................................                                    530                1,149

Redeemable Common Stock issued and outstanding
  360,000 shares...................................                                  2,200                2,200

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,764,164 shares in 1994 and 2,524,164 shares
  in 1993..........................................                                     28                   25
Paid-in capital....................................                                 64,550               64,553
Accumulated (deficit)..............................                                (11,005)              (8,458)
                                                                           ---------------       --------------
                                                                                    53,573               56,120
                                                                           ---------------       --------------

                                                                           $       147,614       $      139,861
                                                                           ===============       ==============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the Three Months                   For the Six Months
                                                     Ended June 30,                        Ended June 30,
                                          ----------------------------------      ---------------------------------
                                               1994                1993                1994               1993
                                          --------------      --------------      ---------------     -------------
                                                           (dollars in thousands, except per share)
Income
 Rentals..........................        $        4,813      $        1,267      $         7,194     $       2,596
 Interest.........................                 1,064               1,567                1,805             3,307
 Equity in (losses) of
  investees.......................                  (545)               (424)              (1,072)           (1,222)
 Other............................                   353                  74                  718               120
                                          --------------      --------------      ---------------     -------------

                                                   5,685               2,484                8,645             4,801
                                          --------------      --------------      ---------------     -------------

Expenses
 Property operations..............                 3,661                 601                5,238             1,463
 Interest.........................                 2,050               1,592                3,684             3,137
 Advisory and servicing fees
  to affiliate....................                   305                 312                  625               640
 General and administrative.......                   406                 666                1,014               879
 Depreciation and
  amortization....................                   421                 267                  756               504
 Minority interest................                   103                (158)                 158              (230)
                                          --------------      --------------      ---------------     -------------

                                                   6,946               3,280               11,475             6,393
                                          --------------      --------------      ---------------     -------------


(Loss) before gain on sale of
  real estate and extraordinary
  gain............................                (1,261)               (796)              (2,830)           (1,592)
Gain on sale of real estate.......                    57                 119                  233               262
Extraordinary gain................                    14                 -                     50             3,364
                                          --------------      --------------      ---------------     -------------

Net income (loss).................                (1,190)               (677)              (2,547)            2,034

Redeemable Common Stock,
 accretion of discount............                   -                   -                    -                (129)
                                          --------------      --------------      ---------------     -------------

Income (loss) applicable to
 Common Shares....................        $       (1,190)     $         (677)     $        (2,547)    $       1,905
                                          ==============      ==============      ===============     =============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - Continued




                                                 For the Three Months                    For the Six Months
                                                    Ended June 30,                         Ended June 30,
                                          --------------------------------        --------------------------------
                                               1994                1993                1994               1993
                                          -------------       ------------        -------------       ------------
                                                         (dollars in thousands, except per share)
Earnings per share
 (Loss) before gain on sale
  of real estate and extra-
  ordinary gain................           $        (.40)      $       (.26)       $        (.94)      $       (.54)
 Gain on sale of real
  estate.......................                     .02                .04                  .08                .09
 Extraordinary gain............                     -                  -                    .01               1.13
                                          -------------       ------------        -------------       ------------

 Net income (loss).............                    (.38)              (.22)                (.85)               .68

 Redeemable Common Stock,
  accretion of discount........                     -                  -                    -                 (.04)
                                          -------------       ------------        -------------       ------------

 Income (loss) applicable to
  Common Shares................           $        (.38)      $       (.22)       $        (.85)      $        .64
                                          =============       ============        =============       ============




Weighted average Common shares
 used in computing earnings
 per share.....................                3,092,515           3,006,363            2,988,915         2,970,400
                                          ==============      ==============      ===============     =============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1994





                                       Common Stock
                           ---------------------------------       Paid-in          Accumulated      Stockholders'
                                 Shares            Amount          Capital           Earnings           Equity
                           ---------------     -------------    -------------     --------------    --------------
                                                      (dollars and shares in thousands)
Balance,
 January 1, 1994........          2,524,164     $          25    $      64,553     $       (8,458)   $       56,120


 Common Stock issued....           240,000                 3               (3)               -                 -


 Net (loss).............               -                 -                -               (2,547)           (2,547)
                           ---------------     -------------    -------------     --------------    --------------


Balance,
 June 30, 1994..........         2,764,164     $          28    $      64,550     $      (11,005)   $       53,573
                           ===============     =============    =============     ==============    ==============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                           ------------------------------------
                                                                                 1994                  1993
                                                                           ---------------       --------------
                                                                                 (dollars in thousands)
Cash Flows From Operating Activities
  Rentals collected.....................................                   $         6,197       $        2,929
  Interest collected....................................                             1,696                2,507
  Distributions received from real estate entities
     operating cash flow................................                               986                  196
  Payments for property operations......................                            (5,561)              (1,489)
  Interest paid.........................................                            (3,259)              (1,797)
  Advisory and servicing fees paid to affiliate.........                              (625)                (646)
  General and administrative expenses paid..............                            (1,672)                (880)
  Litigation settlement.................................                              (200)                (450)
  Other.................................................                               347                 (108)
                                                                           ---------------       --------------

     Net cash provided by (used in) operating
      activities........................................                            (2,091)                 262

Cash Flows From Investing Activities
  Collections on notes receivable.......................                             1,832                  562
  Notes receivable funded...............................                               -                   (624)
  Proceeds from sale of real estate.....................                               847                  984
  Proceeds from sale of marketable equity
     securities.........................................                             3,955                1,477
  Purchase of marketable equity securities..............                            (7,029)                 -
  Investment in real estate entities....................                            (1,803)              (2,551)
  Purchase of and improvements to real estate...........                              (875)                (381)
  Deposits on acquisition of notes receivable...........                               -                   (300)
                                                                           ---------------       --------------

     Net cash (used in) investing activities............                            (3,073)                (833)

Cash Flows From Financing Activities
  Proceeds from notes payable...........................                               526                1,789
  Payments on notes payable.............................                            (2,039)              (3,261)
  Proceeds from issuance of Common Stock................                               -                    200
  Net collections (advances) to/from affiliates.........                               159               (1,038)
  Margin borrowings, net................................                             5,973                2,621
                                                                           ---------------       --------------

     Net cash provided by financing activities..........                             4,619                  311

     Net (decrease) in cash and cash equivalents........                              (545)                (260)

Cash and cash equivalents, beginning of period..........                               843                  510
                                                                           ---------------       --------------

Cash and cash equivalents, end of period................                   $           298       $          250
                                                                           ===============       ==============



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                           ------------------------------------
                                                                                 1994                  1993
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities
  Net income (loss)......................................                  $        (2,547)      $        2,034
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Extraordinary gain..................................                              (50)              (3,364)
     Depreciation and amortization.......................                              756                  504
     Gain on sale of real estate.........................                             (233)                (262)
     Distributions from real estate entities'
       operating cash flow...............................                              986                  196
     Equity in losses of investees.......................                            1,072                1,222
     (Increase) in accrued interest receivable...........                              (45)                (729)
     Decrease (increase) in other assets.................                           (1,614)                 710
     (Decrease) in accounts payable and
       other liabilities.................................                             (763)                 (49)
     Other...............................................                              347                  -
                                                                           ---------------       --------------

       Net cash provided by (used in) operating
         activities......................................                  $        (2,091)      $          262
                                                                           ===============       ==============


Schedule of noncash investing activities

Carrying value of real estate acquired through
  assumption of debt with a carrying value
  of $6,080..............................................                  $         6,341       $          -

Carrying value of real estate acquired through
  satisfaction of a receivable with a carrying
  value of $125..........................................                              125                  -

Carrying value of real estate acquired through
  foreclosure in satisfaction of note receivable
  with a net carrying value of $5,220....................                              -                  5,220





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's November 1, 1993 maturity. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. To date, the borrower has paid the Company a total of $150,000 in nonrefundable fees to delay the sale of the property at foreclosure until September 1, 1994. The Company has agreed to an additional 30 day extension to October 1, 1994 in exchange for the payment of an additional $25,000 nonrefundable fee, if such fee is received by the Company prior to the current September 1, 1994 foreclosure sale date. The note had a principal balance of $1.6 million at June 30, 1994. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property exceeds the carrying value of the note.

In conjunction with the sale of a restaurant site in Los Angeles, California, the Company provided $100,000 of purchase money financing. The note bears interest at 8% per annum and requires monthly interest only payments until May 1, 1997, by which time the principal balance shall have been paid down to no more than $50,000. Interest only payments are to continue until maturity on April 1, 1999, at which time all unpaid principal and accrued interest shall be due. See NOTE 3. "REAL ESTATE."

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. The $500,000 note

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

was paid off in July 1993. Payments of interest and principal on the Company's wraparound note receivable are made directly by the borrower to the holder of the first and second lien mortgages and are applied against interest and principal thereon. In October 1993, the borrower ceased making the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens.

The modified wraparound mortgage note receivable continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance and requires payments of $150,000 per month from May 1, 1994 through January 1, 1995, at which time the monthly payments increase to $250,000 until maturity on July 1, 1995, when the unpaid principal balance together with any accrued but unpaid interest is due. The borrower is making payments in a timely manner in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at June 30, 1994, including compounded interest.

In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder has agreed to forebear exercising its rights under the first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable and a principal payment of $225,000 upon execution of the forbearance agreement, which was made on June 29, 1994. The Company is in compliance with the terms of the forbearance agreement.

In April 1990, Syntek Asset Management, L.P. ("SAMLP") made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with Basic Capital Management, Inc. ("BCM"), the Company's advisor. In June 1991, Equity Health merged into BCM, and BCM assumed the note. The note matured on May 9, 1994 and its principal balance of $399,000 and accrued interest of $98,000 were paid in full.

In June 1994, the Company and the borrower on a $1.9 million first mortgage note receivable which had matured on December 31, 1992 and was secured by a vacant former hotel in Shaker Heights, Ohio entered into an agreement of settlement and release. The Company accepted $1.0 million in cash and the right to participate in the future appreciation of the property, if any, in full settlement of its note. The Company incurred no loss in excess of the amounts previously provided.

Also in June 1994, the Company sold its $900,000 first mortgage note receivable secured by the 386 Ocean Parkway Co-op and 21 shares in the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

co-op equating to 21 unsold apartment units for $450,000 in cash. The Company incurred no loss on the sale in excess of the amounts previously provided.

NOTE 3.  REAL ESTATE

In March 1994, the Company sold a restaurant site in Los Angeles, California, for $190,000, receiving net cash of $68,500 and providing purchase money financing of $100,000. The Company paid a real estate sales commission of $5,700 to Carmel Realty, Inc., an affiliate of the Company's advisor, based upon the $190,000 sales price of the property. The Company recognized an $18,000 gain on the sale. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

In May 1992, in conjunction with a litigation settlement, the Company acquired title to land in Denver, Colorado subject to a ground lease to Merchandise Mart Associates, Ltd. ("Mart, Ltd.") as lessee, for the operation of the Denver Merchandise Mart (the "Mart") and a 2.9% limited partner interest in Mart, Ltd.

In March 1994, the Company acquired for $26,000 in cash, all of the capital stock of the corporate general partner of Mart, Ltd. Also in March 1994, the Company acquired all of the capital stock of Garden Capital Merchandise Mart, Inc. ("GCMMI") for $1,000 and the assumption of $271,000 in debt including $125,000 payable to the Company. The GCMMI stock was purchased from individuals who also own the corporate general partner of a limited partnership in which NRLP is a 99% limited partner. The assets of GCMMI included a wraparound mortgage note receivable with a principal balance of $33.4 million secured by the Mart, title to a hotel adjacent to the Mart and parcels of land contiguous to the Mart.

Both the ground lease and the wraparound mortgage note receivable were in default at their respective dates of acquisition and have remained so. The Company has begun foreclosure proceedings, which will also extinguish the ground lease. The Company is funding property operating deficits. Effective April 1, 1994, the Company recorded the insubstance foreclosure of the Mart and the assumption of underlying debt of $6.1 million. The Company acquired the wraparound mortgage with the intent of acquiring the collateral property, hence the Mart is classified as held for investment.

As of June 30, 1994, the Company reclassified its three apartment complexes in Mississippi and its apartment complex in San Antonio, Texas from "Real estate held for investment" to "Real estate held for sale". In the second quarter of 1994, the Company received an offer from a potential buyer to acquire the four properties. As a result of such offer, the Company began actively marketing the properties for sale and accordingly has reclassified them to held for sale. The combined carrying value of the four properties is $8.8 million at June 30, 1994.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

In April 1991, the Company acquired for cash all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas. Through December 31, 1993, a total of 143 of the residential lots had been sold. In the first six months of 1994, nine additional lots were sold for an aggregate gain of $33,000.

In September 1991, the Company purchased all of the capital stock of Denton Road Investment Corporation ("Denton Road"), which owns a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1993, 84 of the residential lots had been sold. In the first six months of 1994, 17 additional lots were sold for an aggregate gain of $182,000.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities includes (i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of National Realty, L.P. ("NRLP"), (iii) a general partnership interest in NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, through the Company's 76.8% limited partner interest in Syntek Asset Management, L.P. ("SAMLP") and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for under the equity method, at June 30, 1994 was as follows:

                                                                         Equivalent
                 Percentage                  Carrying                     Investee
              of the Company's               Value of                    Book Value              Market Value
               Ownership at                Investment at                     at                of Investment at
Investee       June 30, 1994               June 30, 1994                June 30, 1994           June 30, 1994
- - --------     -----------------             -------------                -------------          ----------------
NRLP               44.9%                    $      11,997              $           *               $     26,414
CMET               31.1%                           11,277                    24,828                      12,681
IORT               18.2%                            2,092                     4,741                       2,983
TCI                21.9%                            6,231                    20,554                       8,344
                                            -------------                                          ------------
                                                   31,597                                          $     50,422
                                                                                                   ============
General partner
 interest in NRLP
 and NOLP                                           7,102
Other                                               1,137
                                            -------------
                                            $      39,836
                                            =============

- - --------------------

* At June 30, 1994, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1993, was $113.0 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1993.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1994, as its liquidity has permitted.

The following information summarizes the combined results of operations of the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1994:

               Revenues....................................................     $ 87,973
               Property operating expenses.................................      (59,057)
               Depreciation................................................       (9,973)
               Interest expense............................................      (26,476)
               Provision for losses........................................         (200)
               Gain on sale of real estate.................................          549
               Gain on sale of partnership interest........................        2,514
                                                                                --------
               Net (loss)..................................................     $ (4,670)
                                                                                ========

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company expects to receive no distributions from TCI in 1994. In March 1993, CMET and IORT resumed quarterly distributions and in December 1993 NRLP also resumed quarterly distributions. In the first six months of 1994, the Company has received aggregate distributions of $610,000 from CMET, IORT and NRLP.

In the first six months of 1994, the Company purchased a total of $1.8 million of equity securities of the Trusts and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of in excess of 14% of the Company's outstanding Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides the partners with a guaranteed 10% return on their respective investments. Through December 31, 1993, 18 residential lots had been sold. In the first six months of 1994 an additional 31 lots were sold.
At June 30, 1994, 238 lots remained to be sold.

NOTE 5. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP. Through June 30, 1994, the Company had made net purchases of $3.1 million of such equity securities to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market. At March 31 and June 30, 1994, the Company recognized an unrealized decline of $79,000 and $16,000, respectively, in the market value of the equity securities in its trading portfolio at period end. In the second quarter of 1994, the Company realized a net gain of $222,000 from the sale of trading portfolio securities. The unrealized decline in market value and the realized net gain on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 6.  NOTES AND INTEREST PAYABLE

In March 1992, the Company obtained a $1.3 million working capital loan from a financial institution. The loan was secured by equity securities of the Trusts and NRLP. The loan originally matured April 1, 1993 and was extended to April 1, 1994. The balance of the loan, $350,000 at March 31, 1994, plus accrued but unpaid interest, was paid off at maturity.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE

At December 31, 1993, the Company had reached agreement, with a financial institution lender, to extend its loan to the Company with a balance of $10.0 million at June 30, 1994 and collateralized by a note receivable with an outstanding principal balance of $17.2 million, to December 18, 1997. The Company was not able to satisfy all of the lender's technical requirements for completing the extension. The loan is now scheduled to mature on December 18, 1994, its original maturity date. The loan continues to bear interest at the lender's prime rate plus 3%. The loan agreement also provides for monthly payments of interest and quarterly principal payments of $286,000, with the unpaid principal balance due at maturity. The Company is in compliance with the terms of the original loan.

At December 31,1993, the Company reached agreement with another lender to extend its loan, with a principal balance of $600,000 at June 30, 1994, which had matured in August 1993. The note extension was completed in April 1994, and provides for a maturity date of July 1995, requires the Company to make monthly principal payments of $50,000, and to pledge 240,000 newly issued shares of the Company's Common Stock as additional collateral for the loan. All other loan terms remained unchanged.

In May 1993, the Company obtained a $1.8 million first lien mortgage secured by the Rosedale Towers, a 84,798 square foot office building in Minneapolis, Minnesota, which was previously unencumbered. The Company pledged as additional collateral for the loan 141,176 newly issued shares of the Company's Common Stock. The loan matured April 30, 1994. The lender has extended the loan's maturity date to May 1, 1997, increased the first mortgage principal balance to $2.5 million and reduced the loan's interest rate to the three-month LIBOR rate plus 3/4%, fixed at the beginning of each quarter. The loan extension requires monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity.

At the time of paying off the second lien construction loan on the Park Plaza Shopping Center in December 1993, as discussed in detail in the Company's 1993 Form 10-K, the Company placed $105,000 into an escrow account to complete remaining parking lot and exterior renovations at the center. The Company receives credit against the first mortgage for one-half of these monies as expended. As of June 30, 1994, the Company had expended $100,000 of such escrowed funds, completing the parking lot and exterior renovations, and received a credit of $50,000 against the first mortgage, reducing the balance to $3.6 million at June 30, 1994.

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and other marketable equity securities, and bear interest rates ranging from 5.25% to 8.75%. Margin borrowings totaled $22.1 million at June 30, 1994.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.     REDEEMABLE COMMON STOCK

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Donald C. Carter for $2.0 million in cash. Terms of the sale agreement provide Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million. Such option is exercisable by the investor for a two year period expiring in March 1995. The Company has accreted the difference between the issuance price and the redemption price using the "interest method". To secure its payment obligations under the option agreement, the Company assigned to the investor its interest in the $22 million note receivable secured by the Continental Hotel and Casino. In addition, BCM, the Company's advisor, and, the trust that owns BCM, have guaranteed the Company's payment obligation to repurchase such shares.

NOTE 8.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the six months ended June 30, 1993 or 1994.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

NOTE 10.    LIQUIDITY

The Company's principal sources of cash flow have been and will continue to be from property operations, collection of mortgage notes receivable, sales of real estate and notes receivable and externally generated funds. Externally generated funds include borrowings against marketable equity securities, proceeds from borrowings secured by real estate and notes receivable, borrowings from the Company's advisor, as well as a possible equity offering to the Company's stockholders.

The Company continues to experience liquidity problems and expects that cash flow from operations together with externally generated funds will be sufficient to meet its various cash needs only if the Company is able to renew and extend mortgage financings as they mature. If the Company is unsuccessful in obtaining new financing or refinancings, the Company anticipates it could obtain additional advances from its advisor in amounts sufficient to satisfy its cash requirements. During the remainder of 1994, notes payable totaling $13.2 million come due. It is the Company's intention to either pay such debt when due or seek to

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.    LIQUIDITY (Continued)

extend the maturity dates one or two years while attempting to obtain long-term financing. Due to the limited long-term financing available to the Company, there can be no assurance that the Company will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its assets to foreclosure. However, the Company's management believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds or advances to enable it to maintain anticipated levels of property operations, existing commitments and ownership of all properties in which it has equity.

                         _____________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1994 aggregated $298,000, compared with $843,000 at December 31, 1993. Although the Company anticipates that during the remainder of 1994 it will generate excess funds from operations, as discussed below, such excess funds are not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities and other marketable securities, mortgage notes receivable, the sale or refinancing of properties and to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1993, notes payable totaling $10.7 million had scheduled maturities during 1994 or were in default. As discussed below, the Company has reached agreement with the lenders on $6.9 million of such debt to modify and extend their debt. In addition, the Company paid off an additional $350,000 debt obligation on its April 1, 1994 maturity.

However, the Company's borrowing from a financial institution, with a balance of $10.0 million at June 30, 1994 is now scheduled to mature on December 18, 1994. At December 31, 1993, the Company and the lender had

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

reached agreement to extend the note's maturity date to December 18, 1997. The Company was not able to satisfy all of the lender's technical requirements for completing the extension and the note's maturity has reverted to the original maturity date of December 8, 1994.

The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its debt obligations that mature in the remainder of 1994. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1994. This increase in cash flow is expected to be derived from operations of the hotel and apartment complex the Company acquired in 1993 and from the operations of the Denver Merchandise Mart and Hotel (the "Mart") obtained in the second quarter of 1994. The Company also expects continued lot sales at its two Texas residential subdivisions generating additional cash flow. See NOTE 3. "REAL ESTATE."

The Company expects that funds from existing cash sources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, notes receivables and, to the extent available and necessary, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make equity investments in real estate, additional investments in marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company anticipates a continued improvement in the operations of the properties securing its mortgage notes receivable in certain regions of the continental United States. In spite of this perceived improvement in the real estate market in general, the Company can give no assurance that it will not experience renewed deterioration in cash flow from notes receivable due to new problem loans.

In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's $22.7 million wraparound mortgage note receivable secured by the Continental Hotel and Casino and the underlying notes payable. The modified note receivable accrues interest at 11% per annum with any unpaid interest being added monthly to the principal balance and requires interest payments of $150,000 per month from May 1, 1994 through January 1, 1995, at which time monthly payments will increase to $250,000 until maturity on July 1, 1995. In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder has agreed to forebear

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

exercising its rights under its first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable and a principal payment of $225,000, upon execution of the forbearance agreement which was made on June 29, 1994. Both notes are performing in accordance with their modified terms.

In April 1990, Syntek Asset Management, L.P. ("SAMLP") made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with Basic Capital Management, Inc. ("BCM"), the Company's advisor. In June 1991, Equity Health merged into BCM, and BCM assumed the note. The note matured on May 9, 1994, and its principal balance of $399,000 and accrued interest of $98,000 were paid in full.

In June 1994, the Company and the borrower on a $1.9 million first mortgage note receivable which had matured on December 31, 1992 and was secured by a vacant former hotel in Shaker Heights, Ohio entered into an agreement of settlement and release. The Company accepted $1.0 million in cash and the right to participate in the future appreciation of the property, if any, in full satisfaction of its note receivable. The Company incurred no loss in excess of the amounts previously provided.

Also in June 1994, the Company sold its $900,000 first mortgage note receivable secured by the 386 Ocean Parkway Co-op and 21 shares in the co-op equating to 21 unsold apartment units for $450,000 in cash. The Company incurred no loss on the sale in excess of the amounts previously provided. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Loans Payable. As discussed above, the Company has reached agreement with the underlying lienholder on the Company's $22.7 million wraparound mortgage note receivable secured by the Continental Hotel and Casino. The underlying liens totaled $6.1 million at June 30, 1994. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

The Company has modified and extended the $1.8 million first mortgage secured by the Rosedale Towers Office Building and increased the loan balance to $2.5 million. The new loan bears interest at the three-month LIBOR rate plus 3/4%, fixed at the beginning of each quarter and requires monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity on May 1, 1997. See NOTE 6. "NOTES AND INTEREST PAYABLE."

The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 5.25% to 8.75%. Margin borrowings totaled $22.1 million at June 30, 1994, an increase of $6.0 million from December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)


Equity Investments. The Company has investments in shares of three Real Estate Investment Trusts ("REIT")having the same advisor as the Company (the "Trusts"), and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of the Trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and of NRLP will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a REIT for federal tax purposes. The Company expects to receive no distributions from TCI in 1994. CMET, IORT and NRLP returned to the payment of quarterly distributions in 1993. The Company has received distributions totaling $610,000 in 1994 from CMET, IORT and NRLP.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Commitments

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $2.0 million in cash. Terms of the sale agreement provide the purchaser with an option to require the Company to reacquire up to 360,000 of the shares at $6.11 per share, a total of $2.2 million. Such option is exercisable for a two year period expiring in March 1995. To secure its payment obligations under the option agreement, the Company assigned its interest in the wraparound mortgage note receivable secured by the Continental Hotel and Casino. In addition, BCM, the Company's advisor, and the trust that owns BCM have agreed to guarantee the Company's payment obligation.

In October 1993, NRLP, Syntek Asset Management, L.P. ("SAMLP"), the NRLP Oversight Committee and the Company reached an agreement evidenced by a detailed Term Sheet to nominate a candidate to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, and to consummate the 1990 settlement of a class action suit. The Term Sheet also set forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly- formed subsidiary which would qualify as a REIT for federal tax purposes. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP. SAMLP currently serves as the general partner of NRLP and NOLP and a newly formed subsidiary of SAMLP was to be nominated as successor general partner. The Term Sheet further provided that within nine months of the spinoff transaction, the Company would make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units had traded at an appreciably higher average price for the prior thirty days. In July 1994, the parties determined that the proposed spinoff was no longer in the best interests of NRLP's unitholders.
The parties are evaluating other alternatives to consummate the settlement.

Results of Operations

For the three months ended June 30, 1994, the Company had a net loss of $1.2 million, compared to a net loss of $677,000 for the three months ended June 30, 1993. For the six months ended June 30, 1994, the Company had a net loss of $2.5 million, compared to a net income of $2.0 million for the six months ended June 30, 1993. The primary factors contributing to the Company's net income and loss in each of the periods are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $666,000 and $1.1 million for the three and six months ended June 30, 1993 to $1.2 million and $2.0 million for the three and six months ended June 30, 1994. The year to date and three month increases are due to the Company's 1993 acquisitions of an apartment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

complex in Nevada and a hotel in Kansas City and the Company's obtaining the Mart in April 1994. These increases were partially offset by the August 1993 sale of the Fox City Shopping Center.

Interest income decreased from $1.6 million and $3.3 million for the three and six months ended June 30, 1993 to $1.1 million and $1.8 million for the three and six months ended June 30, 1994. These decreases are primarily attributable to the Continental Hotel and Casino wraparound mortgage note receivable which was nonperforming in the first and a portion of the second quarters of 1994 and the August 1993 Collecting Bank settlement, discussed in detail in the Company's 1993 Form 10-K.

Equity in losses of investees decreased from a loss of $1.2 million for the six months ended June 30, 1993 to a loss of $1.1 million for the six months ended June 30, 1994 and increased from a loss of $424,000 for the three months ended June 30, 1993 to a loss of $545,000 for the three months ended June 30, 1994. The fluctuation in equity losses is attributable to the Company's continued increase in equity ownership in each of CMET, IORT, TCI and NRLP, increasing the Company's proportionate share of equity in the results of operations of each such entity. Combined results of operations for the four entities operating loss increased from $5.8 million for the six months ended June 30, 1993 to an operating loss of $7.7 million for the six months ended June 30, 1994.

Other income increased from $74,000 and $120,000 for the three and six months ended June 30, 1993 to $353,000 and $718,000 for the three and six months ended June 30, 1994. The three month increase is primarily attributable to a $222,000 realized net gain on the sale of marketable equity securities and in the six months, such gain and a $391,000 preferred return from a joint venture.

Interest expense increased from $1.6 million for the three months ended June 30, 1993 to $2.1 million for the three months ended June 30, 1994 and from $3.1 million for the six months ended June 30, 1993 to $3.7 million for the six months ended June 30, 1994. The year to date and three month increases are attributable to debt refinancings and new debt incurred or assumed on property acquisitions subsequent to June 30, 1993 and a $6.0 million increase in margin borrowings.

Depreciation and amortization increased from $267,000 and $504,000 for the three and six months ended June 30, 1993 to $421,000 and $756,000 for the three and six months ended June 30, 1994. These increases are due to the Company's obtaining the Mart in April 1994 and the acquisition of a hotel in Kansas City and an apartment complex in Nevada in 1993.

Advisory and mortgage servicing fees of $312,000 and $640,000 for the three and six months ended June 30, 1993 approximated the $305,000 and $625,000 for the three and six months ended June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

General and administrative expenses were $666,000 and $879,000 for the three and six months ended June 30, 1993 compared to $406,000 and $1.0 million for the three and six months ended June 30, 1994. The three month decrease is primarily attributable to legal and consulting fees relating to debt financings incurred in the second quarter of 1993 but not 1994. The six month increase is primarily attributable to legal fees incurred in the first quarter of 1994 in connection with litigation relating to a loan guarantee and legal and consulting fees incurred on debt and notes receivable extensions and modifications.

Gains on sale of real estate sales were $119,000 and $262,000 for the three and six months ended June 30, 1993 compared to $57,000 and $233,000 for the three and six months ended June 30, 1994. The 1993 gains were the result of the sale of 50 residential lots in Texas compared to the sale of the 26 lots in 1994. See NOTE 3. "REAL ESTATE."

The Company reported a $3.4 million extraordinary gain for the six months ended June 30, 1993 compared to a $50,000 extraordinary gain in the six months ended June 30, 1994. The extraordinary gain in 1993 is the Company's share of an equity investee's first quarter 1993 reported extraordinary gain of $9.0 million from its discounted payoff of mortgage debt. The 1994 extraordinary gain is due to the forgiveness of a portion of a first mortgage from early payoff of the second mortgage. See NOTE 6. "NOTES AND INTEREST PAYABLE."

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

Recent Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Recent Accounting Pronouncement (Continued)

"Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing this statement but expects that they will not be material as the statement is applicable to debt restructurings after the earlier of the effective date of the statement or the Company's adoption of the statement.

At its January 26, 1994 meeting, the FASB directed its staff to prepare an exposure draft, that if approved, would eliminate the provisions of SFAS No. 114 that describe how a creditor should recognize income on an impaired loan and add disclosure requirements on income recognized on impaired loans. The effective date of SFAS No. 114 is not anticipated to change.

                    ________________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

    None.


(b) Reports on Form 8-K as follows:

    None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AMERICAN REALTY TRUST, INC.





Date:     August 19, 1994                        By:  /s/ Karl L. Blaha
                                                    Karl L. Blaha
                                                    President





Date:     August 19, 1994                        By:  /s/ Hamilton P. Schrauff
                                                    Hamilton P. Schrauff
                                                    Executive Vice President and
                                                    Chief Financial Officer