Form 10-Q
period 1994-09-30
AMERICAN REALTY TRUST INC ET AL
filed 1994-11-14
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                         Commission File Number 1-9948



                             AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              Georgia                                    54-0697989
- - - -------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



10670 North Central Expressway, Suite 300, Dallas, Texas      75231
- - - -----------------------------------------------------------------------
      (Address of Principal Executive Offices)              (Zip Code)



                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                      2,929,164
- - - ----------------------------           ---------------------------------
          (Class)                      (Outstanding at October 28, 1994)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,          December 31,
                                                                               1994                   1993
                                                                           -------------          ------------
                                                                                   (dollars in thousands)
                     Assets
                     ------
Notes and interest receivable
Performing..........................................                       $        46,008       $       28,547
Nonperforming, nonaccruing..........................                                 1,878               23,222
                                                                           ---------------       --------------
                                                                                    47,886               51,769

Real estate held for sale, net of accumulated
  depreciation ($6,269 in 1994 and $5,320 in 1993)..                                30,336               21,426

Less - allowance for estimated losses...............                                (8,201)              (9,913)
                                                                           ---------------       --------------
                                                                                    70,021               63,282

Real estate held for investment, net of accumulated
  depreciation ($1,283 in 1994 and $1,424 in 1993)..                                28,846               31,011
Marketable equity securities, at market value.......                                 9,265                  -
Cash and cash equivalents...........................                                   978                  843
Investments in real estate entities.................                                40,893               40,005
Other assets (including $477 in 1993 due from
  affiliates).......................................                                 4,318                4,720
                                                                           ---------------       --------------

                                                                           $       154,321       $      139,861
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                                             September 30,       December 31,
                                                                                 1994                1993
                                                                             -------------       ------------
                                                                                  (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................                        $        57,323       $       53,693
Margin borrowing...................................                                 28,776               16,147
Accounts payable and other liabilities (including
  $4,687 in 1994 and $3,637 in 1993 due to
  affiliate).......................................                                 11,350               10,552
                                                                           ---------------       --------------

                                                                                    97,449               80,392

Minority interest..................................                                    500                1,149

Redeemable Common Stock issued and outstanding
  360,000 shares...................................                                  2,200                2,200

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,569,164 shares in 1994 and 2,524,164 shares
  in 1993..........................................                                     26                   25
Paid-in capital....................................                                 64,552               64,553
Accumulated (deficit)..............................                                (10,406)              (8,458)
                                                                           ---------------       --------------
                                                                                    54,172               56,120
                                                                           ---------------       --------------
                                                                           $       154,321       $      139,861
                                                                           ===============       ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months                      For the Nine Months
                                                 Ended September 30,                       Ended September 30,
                                          ----------------------------------      ---------------------------------
                                               1994               1993                 1994               1993
                                          --------------     ---------------      ---------------     -------------
                                                            (dollars in thousands, except per share)
Income
 Rentals.........................         $        6,737      $        2,945      $        13,931     $       5,541
 Interest........................                  1,104                 662                2,909             3,969
 Equity in income (losses)
 of investees....................                 (1,042)             (1,256)              (2,114)           (2,478)
 Other...........................                    461                 371                1,179               491
                                          --------------      --------------      ---------------     -------------
                                                   7,260               2,722               15,905             7,523
Expenses
 Property operations.............                  4,752               2,116                9,990             3,579
 Interest........................                  1,788               1,538                5,472             4,675
 Advisory and servicing fees
  to affiliate...................                    295                 319                  920               959
 General and administrative......                    520                 353                1,534             1,232
 Depreciation and
  amortization...................                    489                 290                1,245               794
 Minority interest...............                    -                    69                  158              (161)
                                          --------------      --------------      ---------------     -------------
                                                   7,844               4,685               19,319            11,078
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on
 sale of real estate and
 extraordinary gain..............                   (584)             (1,963)              (3,414)           (3,555)
Gain on sale of real estate......                    910                  44                1,143               306
Extraordinary gain...............                    273                 -                    323             3,364
                                          --------------      --------------      ---------------     -------------

Net income (loss)................                    599              (1,919)              (1,948)              115

Redeemable Common Stock
 accretion of discount...........                    -                   -                    -                (129)
                                          --------------      --------------      ---------------     -------------
Income (loss) applicable to
 Common shares...................         $          599      $       (1,919)     $        (1,948)    $         (14)
                                          ==============      ==============      ===============     =============

Earnings per share
 (Loss) before gain on
  sale of real estate and
  extraordinary gain.............         $         (.20)     $         (.64)     $         (1.14)    $       (1.18)
 Gain on sale of real
  estate.........................                    .31                 .01                  .39               .10
 Extraordinary gain..............                    .09                 -                    .10              1.12
                                          --------------      --------------      ---------------     -------------
 Net income (loss)...............                    .20                (.63)                (.65)              .04
 Redeemable Common Stock,
  accretion of discount..........                    -                   -                    -                (.04)
                                          --------------      --------------      ---------------     -------------

Income (loss) applicable to
 Common shares...................         $          .20      $         (.63)     $          (.65)    $         -
                                          ==============      ==============      ===============     =============

Weighted average Common shares
 used in computing earnings
 per share.......................              2,946,120           3,079,265            2,974,493         3,007,087
                                          ==============      ==============      ===============     =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1994





                                     Common Stock
                                --------------------------          Paid-in        Accumulated        Stockholders'
                                  Shares          Amount            Capital          Earnings            Equity
                                ----------      ----------        -----------      -----------        ------------
                                                          (dollars in thousands)
Balance,
 January 1, 1994.........        2,524,164     $          25    $      64,553     $       (8,458)   $       56,120


 Common Stock issued.....          240,000                 3               (3)               -                 -

 Common Stock retired....         (195,000)               (2)               2                -                 -


Net (loss)...............              -                  -               -               (1,948)           (1,948)
                                 ---------     -------------    -------------     --------------    --------------


Balance,
  September 30, 1994.....        2,569,164     $          26    $      64,552     $      (10,406)   $       54,172
                                 =========     =============    =============     ==============    ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                           ------------------------------------
                                                                                1994                  1993
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
Cash Flows From Operating Activities
  Rentals collected........................................                $        13,019       $        5,514
  Interest collected.......................................                          2,818                3,733
  Distributions received from real estate entities
     operating cash flow...................................                          1,656                  349
  Payments for property operations.........................                         (8,918)              (3,615)
  Interest paid............................................                         (4,655)              (3,419)
  Advisory and servicing fees paid to affiliate............                           (920)                (919)
  General and administrative expenses paid.................                         (1,912)              (1,337)
  Litigation settlement....................................                           (750)                 -
  Other....................................................                            505                   47
                                                                           ---------------       --------------

     Net cash provided by operating activities.............                            843                  353


Cash Flows From Investing Activities
  Collections on notes receivable..........................                          2,327                1,339
  Notes receivable funded..................................                            -                   (609)
  Proceeds from sale of real estate........................                            859                1,816
  Proceeds from sale of marketable equity
     securities............................................                          5,969                1,696
  Purchase of marketable equity securities.................                        (15,144)                 -
  Investment in real estate entities.......................                         (3,374)              (2,789)
  Purchase of and improvements to real estate..............                         (1,973)                (759)
  Deposits on acquisition of notes receivable..............                            -                   (300)
                                                                           ---------------       --------------

     Net cash provided by (used in) investing
       activities..........................................                        (11,336)                 394


Cash Flows From Financing Activities
  Proceeds from notes payable..............................                            710                1,789
  Payment on notes payable.................................                         (3,848)              (5,708)
  Southmark settlement payments............................                           (450)                (450)
  Proceeds from issuance of Common Stock...................                            -                    200
  Net receipts (advances) to/from affiliates...............                          1,587                 (284)
  Margin borrowing, net....................................                         12,629                3,756
                                                                           ---------------       --------------

     Net cash provided by (used in) financing
       activities..........................................                         10,628                 (697)

     Net increase in cash and cash equivalents.............                            135                   50

Cash and cash equivalents, beginning of period.............                            843                  510
                                                                           ---------------       --------------

Cash and cash equivalents, end of period...................                $           978       $          560
                                                                           ===============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                           ------------------------------------
                                                                                 1994                 1993
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by operating activities
  Net income (loss)......................................                  $        (1,948)      $          115
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
     Extraordinary gain..................................                             (323)              (3,364)
     Depreciation and amortization.......................                            1,245                  794
     Gain on sale of real estate.........................                           (1,143)                (306)
     Distribution from real estate entities'
       operating cash flow...............................                            1,656                  349
     Equity in losses of investees.......................                            2,114                2,478
     (Increase) decrease in accrued interest
       receivable........................................                               14                 (132)
     Decrease in other assets............................                           (1,010)                (729)
     Increase (decrease) in accounts payable and
       other liabilities.................................                             (267)               1,148
     Other...............................................                              505                  -
                                                                           ---------------       --------------

       Net cash provided by operating activities.........                  $           843       $          353
                                                                           ===============       ==============

Schedule of noncash investing activities

Carrying value of real estate acquired through
  assumption of debt with a carrying value of
  $6,080.................................................                  $         9,810       $          -

Carrying value of real estate obtained in
  satisfaction of a receivable with a carrying
  value of $125..........................................                              125                  -

Carrying value of real estate obtained through
  foreclosure in satisfaction of notes receivable
  with a net carrying value of $8,443....................                              -                  7,115

Settlement of term loan obligation in exchange for
  a note receivable participation with a carrying
  value of $9,895........................................                              -                 (9,863)

Sale of real estate subject to debt......................                              -                 (5,534)

Acquisition of real estate financed by debt..............                              -                  5,400




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make required payments subsequent to August 10, 1993, including the payment of principal and interest due at maturity on November 1, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. To date, the borrower has paid the Company a total of $225,000 in nonrefundable fees to delay the sale of the property at foreclosure until December 1, 1994. The Company has agreed to an additional 30 day extension to December 31, 1994 in exchange for the payment of an additional $25,000 nonrefundable fee, if such fee is received by the Company prior to the current December 1, 1994 foreclosure sale date. The note had a principal balance of $1.6 million at September 30, 1994. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property exceeds the carrying value of the note.

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

The modified wraparound mortgage note receivable continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance and requires payments of $150,000 per month through January 1, 1995, at which time the monthly payments increase to $250,000 until maturity on July 1, 1995, when the unpaid principal balance together with any accrued but unpaid interest is due. The borrower is making payments in a timely manner in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at September 30, 1994, including compounded interest.

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

In March 1994, the Company acquired for $26,000 in cash, all of the capital stock of the corporate general partner of Mart, Ltd. Also in March 1994, the Company acquired all of the capital stock of Garden Capital Merchandise Mart, Inc. ("GCMMI") for $1,000 and the assumption of $271,000 in debt including $125,000 payable to the Company. The GCMMI stock was purchased from individuals who also own the corporate general partner of a limited partnership in which National Realty, L.P. ("NRLP") is a 99% limited partner. (See NOTE 4. "INVESTMENT IN REAL ESTATE ENTITIES.") The assets of GCMMI included a wraparound mortgage note receivable with a principal balance of $33.4 million secured by the Mart, title to a hotel adjacent to the Mart and parcels of land contiguous to the Mart.

Both the ground lease and the wraparound mortgage note receivable were in default at their respective dates of acquisition and have remained so. The Company commenced foreclosure proceedings, which would also extinguish the ground lease. Subsequently, the Company voluntarily dismissed the foreclosure proceedings and is considering alternatives to foreclosure proceedings. The Company is funding property operating deficits. Effective April 1, 1994, the Company recorded the insubstance foreclosure of the Mart and the assumption of underlying debt of $6.1 million. The Company acquired the wraparound mortgage with the intent of acquiring the collateral property, hence the Mart is classified as held for investment.

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

potential buyer to acquire the four properties. As a result of such offer, the Company began actively marketing the properties for sale and accordingly has reclassified them to held for sale. The combined carrying value of the four properties is $8.8 million at September 30, 1994.

In April 1991, the Company acquired for cash all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas. Through December 31, 1993, a total of 143 of the residential lots had been sold. In the first nine months of 1994, 14 additional lots were sold for an aggregate gain of $47,000.

In September 1991, the Company purchased all of the capital stock of Denton Road Investment Corporation ("Denton Road"), which owns a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1993, 84 of the residential lots had been sold. In the first nine months of 1994, 24 additional lots were sold for an aggregate gain of $182,000.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities includes (i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, through the Company's 76.8% limited partner interest in Syntek Asset Management, L.P. ("SAMLP") and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Because the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities, the Company accounts for its investment in the Trusts, NRLP, and the joint venture partnerships under the equity method of accounting.
Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowing.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for under the equity method, at September 30, 1994 was as follows:


                                                                         Equivalent
                 Percentage                   Carrying                    Investee
              of the Company's                Value of                   Book Value                Market Value
                Ownership at               Investment at                     at                  of Investment at
Investee     September 30, 1994          September 30, 1994          September 30, 1994         September 30, 1994
- - - --------     ------------------          ------------------          ------------------         ------------------
NRLP               46.1%                    $      11,577              $           *               $     29,591
CMET               31.9                            10,538                    25,254                      13,010
IORT               19.3                             2,138                     5,009                       2,791
TCI                23.0                             7,337                    21,817                       8,769
                                            -------------                                          ------------
                                                   31,590                                          $     54,161
                                                                                                   ============
General partner
  interest in NRLP
  and NOLP                                          7,893
Other                                               1,410
                                            -------------
                                            $      40,893
                                            =============

____________________

*   At September 30, 1994, NRLP reported a deficit partners' capital.
    The Company's share of NRLP's revaluation equity at December 31, 1993, was $113.0 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1993.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1994, as its liquidity has permitted.

The following information summarizes the combined results of operations of the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1994:

    Revenues....................................................  $     134,137
    Property operating expenses.................................        (90,244)
    Depreciation................................................        (15,121)
    Interest expense............................................        (40,243)
    Provision for losses........................................           (200)
    Gain on sale of real estate.................................          2,730
    Gain on sale of partnership interest........................          2,514
    Extraordinary gain..........................................          1,189
                                                                  -------------
    Net (loss)..................................................  $      (5,238)
                                                                  =============

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company expects to receive no distributions from TCI in 1994. In March 1993, CMET and IORT resumed quarterly distributions and in December 1993 NRLP also resumed quarterly distributions. In the first nine months of 1994, the Company has received aggregate distributions of $1.2 million from CMET, IORT and NRLP.

In the first nine months of 1994, the Company purchased a total of $3.4 million of equity securities of the Trusts and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of in excess of 14% of the Company's outstanding Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides the partners with a guaranteed 10% return on their respective investments. Through December 31, 1993, 18 residential lots had been sold. In the first nine months of 1994 an additional 38 lots were sold. At September 30, 1994, 231 lots remained to be sold.

NOTE 5. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP. Through September 30, 1994, the Company had made net purchases of $9.4 million of such equity securities to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market. At March 31, June 30 and September 30, 1994, the Company recognized unrealized declines of $79,000, $16,000 and $103,000, respectively, in the market value of the equity securities in its trading portfolio at period end. In the second and third quarters of 1994, the Company realized net gains of $222,000 and $83,000, respectively, from the sale of trading portfolio securities. The unrealized decline in market value and the realized net gain on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

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

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE

At December 31, 1993, the Company had reached agreement, with a financial institution lender, to extend its loan to the Company with a balance of $9.3 million at September 30, 1994 and collateralized by a note receivable with an outstanding principal balance of $17.2 million, to December 18, 1997. The Company was not able to satisfy all of the lender's technical requirements for completing the extension. The loan is now scheduled to mature on December 18, 1994, its original maturity date. The loan continues to bear interest at the lender's prime rate plus 3%. The loan agreement also provides for monthly payments of interest and quarterly principal payments of $286,000, with the unpaid principal balance due at maturity. The Company is in compliance with the terms of the original loan.

At December 31,1993, the Company reached agreement with another lender to extend its loan, with a principal balance of $450,000 at September 30, 1994, which had matured in August 1993. The note extension was completed in April 1994, and provides for a maturity date of July 1995, requires the Company to make monthly principal payments of $50,000, and to pledge 240,000 newly issued shares of the Company's Common Stock as additional collateral for the loan. All other loan terms remained unchanged.

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

At the time of paying off the second lien construction loan on the Park Plaza Shopping Center in December 1993, as discussed in detail in the Company's 1993 Form 10-K, the Company placed $105,000 into an escrow account to complete remaining parking lot and exterior renovations at the center. The Company received credit against the first mortgage for one-half of those monies as expended. As of June 30, 1994, the Company had expended such escrowed funds, completing the parking lot and exterior renovations, and received a credit of $50,000 against the first mortgage. The first mortgage balance was $3.6 million at September 30, 1994.

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the Trusts, NRLP and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)

other marketable equity securities, and bear interest rates ranging from 6.0% to 9.5%. Margin borrowing totaled $28.8 million at September 30, 1994.

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

NOTE 8.  INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the nine months ended September 30, 1993 or 1994.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

NOTE 10. LIQUIDITY

The Company's principal sources of cash flow have been and will continue to be from property operations, collection of mortgage notes receivable, sales of real estate and notes receivable and externally generated funds. Externally generated funds include borrowing against marketable equity securities, proceeds from borrowing secured by real estate and notes receivable, borrowing from the Company's advisor, as well as a possible preferred or common equity offering.

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

is unsuccessful in obtaining new financing or refinancings, the Company anticipates it could obtain additional advances from its advisor in amounts sufficient to satisfy its cash requirements. During the remainder of 1994, notes payable totaling $11.4 million come due. It is the Company's intention to either pay such debt when due or seek to extend the maturity dates one or two years while attempting to obtain long-term financing. Due to the limited long-term financing available to the Company, there can be no assurance that the Company will be successful in extending such "balloon" payments or that it will not ultimately lose certain of its assets to foreclosure. However, the Company's management believes it will continue to be successful in obtaining at least the minimum amount of extensions or other proceeds or advances to enable it to maintain anticipated levels of property operations, existing commitments and ownership of all properties in which it has equity.

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

Liquidity and Capital Resources

General. Cash and cash equivalents at September 30, 1994 aggregated $978,000, compared with $843,000 at December 31, 1993. Although the Company anticipates that during the remainder of 1994 it will generate excess cash flow from operations, as discussed below, such excess cash flow is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowing against its investments in various real estate entities and other marketable securities, mortgage notes receivable, the sale or refinancing of properties and to the extent available and necessary, borrowing from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1993, notes payable totaling $10.7 million had scheduled maturities during 1994 or were in default. As discussed below, the Company has reached agreement with the lenders on $6.9 million of such debt to modify and extend their debt. In addition, the Company paid off an additional $350,000 debt obligation at maturity on April 1, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

However, the Company's borrowing from a financial institution, with a balance of $9.3 million at September 30, 1994 is now scheduled to mature on December 18, 1994. At December 31, 1993, the Company and the lender had reached agreement to extend the maturity date of the note to December 18, 1997. The Company was not able to satisfy all of the lender's technical requirements for completing the extension and the note has reverted to the original maturity date of December 18, 1994.

The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its $11.4 million in debt obligations that mature during the remainder of 1994. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1994. This increase in cash flow is expected to be derived from operations of the hotel and apartment complex the Company acquired in 1993 and from the operations of the Denver Merchandise Mart and Hotel (the "Mart") obtained in the second quarter of 1994. The Company also expects continued lot sales at its two Texas residential subdivisions to generate additional cash flow. See NOTE 3. "REAL ESTATE."

The Company expects that funds from existing cash sources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowing against its investments in marketable equity securities, notes receivables and, to the extent available and necessary, borrowing from the Company's advisor, will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make equity investments in real estate, additional investments in marketable equity securities and fund or acquire mortgage notes.

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

In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's $22.7 million wraparound mortgage note receivable secured by the Continental Hotel and Casino and the underlying notes payable. The modified note receivable accrues interest at 11% per annum with any unpaid interest being added monthly to the principal balance and requires interest payments of $150,000 per month through January 1, 1995, at which time monthly payments will increase to $250,000 until maturity on July 1, 1995. In conjunction with the modification of the Company's wraparound mortgage note

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

receivable, the underlying lienholder has agreed to forebear exercising its rights under its first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable and a principal payment of $225,000, upon execution of the forbearance agreement which was made on June 29, 1994. Both notes are performing in accordance with their modified terms.

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

Loans Payable. As discussed above, the Company has reached agreement with the underlying lienholder on the Company's $22.7 million wraparound mortgage note receivable secured by the Continental Hotel and Casino. The underlying liens totaled $5.7 million at September 30, 1994. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

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

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of marketable equity securities. The borrowing under such margin arrangements are secured by such equity securities and bear interest rates ranging from 6.0% to 9.5%. Margin borrowing totaled $28.8 million at September 30, 1994, an increase of $12.7 million from December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity Investments. The Company has investments in shares of three Real Estate Investment Trusts (the "Trusts") having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of the Trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and of NRLP will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

Equity securities of the Trusts and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of two years after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a REIT for federal tax purposes. The Company expects to receive no distributions from TCI in 1994. CMET, IORT and NRLP returned to the payment of quarterly distributions in 1993. The Company has received distributions totaling $1.2 million in 1994 from CMET, IORT and NRLP.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing such loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

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

In October 1993, NRLP, Syntek Asset Management, L.P. ("SAMLP"), the NRLP Oversight Committee and the Company reached an agreement evidenced by a detailed Term Sheet to nominate a candidate to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, and to consummate the 1990 settlement of a class action suit. The Term Sheet also set forth an agreement in principle to effect a restructuring of NRLP and the spinoff by NRLP to its unitholders of shares of a newly-formed subsidiary which would qualify as a REIT for federal tax purposes. The Company is NRLP's largest unitholder and a 76.8% limited partner of SAMLP. SAMLP currently serves as the general partner of NRLP and NOLP and a newly formed subsidiary of SAMLP was to be nominated as successor general partner. The Term Sheet further provided that within nine months of the spinoff transaction, the Company would make a cash tender offer to purchase up to 60% of NRLP's units of limited partner interest held by unitholders unaffiliated with the Company or SAMLP for $12.00 per unit (an estimated maximum purchase price of $8.0 million), unless the NRLP units had traded at an appreciably higher average price for the prior thirty days. In July 1994, SAMLP determined that the proposed spinoff was no longer in the best interests of NRLP's unitholders. Accordingly, the Term Sheet provisions are not being implemented and the parties are evaluating other alternatives to consummate the settlement.

Results of Operations

For the three months ended September 30, 1994, the Company had net income of $599,000, compared to a net loss of $1.9 million for the three months ended September 30, 1993. For the nine months ended September 30, 1994, the Company had a net loss of $1.9 million, compared to net income of $115,000 for the nine months ended September 30, 1993. The primary factors contributing to the Company's net income and loss in each of the periods are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $829,000 and $2.0 million for the three and nine months ended September 30, 1993 to $2.0 million and $3.9 million for the three and nine months ended September 30, 1994. The three and nine month increases are principally due to the Company's 1993 acquisitions of an apartment complex in Nevada and a hotel in Kansas City, combined with the Company's obtaining the Mart in April 1994. These increases were partially offset by the August 1993 sale of the Fox City Shopping Center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income from mortgage notes receivable increased from $662,000 for the three months ended September 30, 1993 to $1.1 million for the three months ended September 30, 1994 and decreased from $4.0 million for the nine months ended September 30, 1993 to $2.9 million for the nine months ended September 30, 1994. The three month increase is primarily due to the collection of interest on the note receivable secured by the Continental Hotel and Casino throughout the entire third quarter of 1994 compared to the note's nonperformance in the third quarter of 1993. The nine month decrease is primarily attributable to the Continental Hotel and Casino wraparound mortgage note receivable which was nonperforming in the first and a portion of the second quarters of 1994 whereas it had been in 1993 and the August 1993 Collecting Bank settlement, discussed in detail in the Company's 1993 Form 10-K.

Equity in losses of investees decreased from a loss of $2.5 million for the nine months ended September 30, 1993 to a loss of $2.1 million for the nine months ended September 30, 1994 and from a loss of $1.3 million for the three months ended September 30, 1993 to a loss of $1.0 million for the three months ended September 30, 1994. The fluctuation in equity losses is attributable to the Company's continued increase in equity ownership in each of CMET, IORT, TCI and NRLP, increasing the Company's proportionate share of equity in the results of operations of each such entity. Combined operating losses of the four entities decreased from $12.2 million for the nine months ended September 30, 1993 to an operating loss of $9.2 million for the nine months ended September 30, 1994.

Other income increased from $371,000 and $491,000 for the three and nine months ended September 30, 1993 to $461,000 and $1.2 million for the three and nine months ended September 30, 1994. The nine month increase is primarily attributable to $305,000 in realized net gains on the sale of marketable equity securities and a $498,000 preferred return from a joint venture, offset by $198,000 in unrealized declines in the market value of the Company's marketable equity securities trading portfolio.

Interest expense increased from $1.5 million for the three months ended September 30, 1993 to $1.8 million for the three months ended September 30, 1994 and from $4.7 million for the nine months ended September 30, 1993 to $5.5 million for the nine months ended September 30, 1994. The three and nine month increases are attributable to debt refinancings and new debt incurred or assumed on property acquisitions subsequent to September 30, 1993 and a $12.7 million increase in margin borrowing from December 31, 1993.

Depreciation and amortization increased from $290,000 and $794,000 for the three and nine months ended June 30, 1993 to $489,000 and $1.2 million for the three and nine months ended September 30, 1994. These increases are due to the Company's obtaining the Mart in April 1994 and the acquisition of a hotel in Kansas City and an apartment complex in Nevada in 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Advisory and mortgage servicing fees of $319,000 and $959,000 for the three and nine months ended September 30, 1993 approximated the $295,000 and $920,000 for the three and nine months ended September 30, 1994.

General and administrative expenses were $353,000 and $1.2 million for the three and nine months ended September 30, 1993 compared to $520,000 and $1.5 million for the three and nine months ended September 30, 1994. The three and nine month increases are primarily attributable to legal fees incurred in 1994 in connection with litigation relating to a loan guarantee and legal and consulting fees incurred on debt and notes receivable extensions and modifications.

Gains on sale of real estate sales were $44,000 and $306,000 for the three and nine months ended September 30, 1993 compared to $910,000 and $1.1 million for
the three and nine months ended September 30, 1994.   In the three and nine
months the Company recognized gains on sales of real estate of $897,000 related to the sale of an apartment complex by TCI, in which the Company owns a 23% interest.

The Company reported a $3.4 million extraordinary gain for the nine months ended September 30, 1993 compared to a $323,000 extraordinary gain in the nine months ended September 30, 1994. The extraordinary gain in 1993 is the Company's share of an equity investee's first quarter 1993 reported extraordinary gain of $9.0 million from its discounted payoff of mortgage debt. Of the 1994 extraordinary gain, $273,000 in the third quarter is the Company's share of another equity investee's settlement of claims against it by a lender, and the remaining $50,000 in the nine months is due to the forgiveness of a portion of a first mortgage from early payoff of the second mortgage by the Company. See NOTE 6. "NOTES AND INTEREST PAYABLE."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Trust's interest income recognition policy but may require the classification of otherwise performing loans as impaired.


                    ________________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                    Description
- - - -------                   -----------
 27.0              Financial Data Schedule

(b)     Reports on Form 8-K as follows:

        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN REALTY TRUST, INC.





Date:   November 14, 1994            By:  /s/ KARL L. BLAHA
                                          Karl L. Blaha
                                          President





Date:   November 14, 1994            By:  /s/ HAMILTON P. SCHRAUFF
                                          Hamilton P. Schrauff
                                          Executive Vice President and
                                          Chief Financial Officer

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the quarter ended September 30, 1994





Exhibit                                                                   Page
Number                         Description                               Number
- - - -------     ---------------------------------------------------          ------
  27.0      Financial Data Schedule                                        26