Form 10-K405
AMERICAN REALTY TRUST INC ET AL
filed 1995-03-31
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994


                         Commission File Number 1-9948


                           AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Georgia                                            54-0697989
-------------------------------                        ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas              75231
--------------------------------------------------------           -----------
   (Address of Principal Executive Offices)                         (Zip Code)

                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                            Name of each exchange on
     Title of each class                                         which registered
------------------------------                             -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1995, the Registrant had 2,929,164 shares of Common Stock outstanding. Of the total shares outstanding 1,094,482 were held by other than those who may be deemed to be affiliates, for an aggregate value of $14,365,000 based on the closing price on the New York Stock Exchange on March 17, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                                                           Page
                                                                                                           ----
                                                                PART I
                                                                ------

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .      29


                                                               PART II
                                                               -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32

Item 8.    Consolidated Financial Statements and
           Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      86


                                                               PART III
                                                               --------

Item 10.   Directors, Executive Officers and Advisor of the
           Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      86

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      98

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     101

Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .     103


                                                               PART IV
                                                               -------

Item 14.   Exhibits, Financial Statements, Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     106

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     110

                                     PART I

ITEM 1.  BUSINESS

American Realty Trust, Inc. (the "Company" or the "Registrant"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961. The business trust merged into the Company on June 24, 1988. The Company elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code, of 1986, as amended (the "Code") during the period June 1, 1987 through December 31, 1990. The Company allowed its REIT tax status to lapse in 1991.

Business Plan and Investment Policy

The Company's primary business and only industry segment is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Company's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in lower risk real estate such as apartment complexes and residential development projects or equity securities of real estate-related entities and to continue to service and hold for investment its mortgage notes. The Company will also continue to seek selected dispositions of certain of its assets where the prices obtainable for such assets justify their disposition. With respect to properties acquired through foreclosure, the Company intends to enhance the value of such properties through renovations and, if possible, to finance such properties with first mortgages or to sell such properties to third parties retaining an equity participation as additional consideration for providing purchase money financing, where possible. The Company also intends to pursue its rights vigorously with respect to mortgage notes receivable that are in default.

The Company's Board of Directors has broad authority under the Company's governing documents and applicable law to make all types of real estate investments, including mortgage note and equity investments, as well as investments in the securities of other entities, whether or not such entities are engaged in real estate-related activities.

The Company's Board of Directors may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of the Company's assets that may be so devoted to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that the Company may acquire. The Company's investment objectives and policies may be changed at any time by the Company's Board of Directors without the approval of the Company's stockholders. By allowing its REIT tax status to lapse in 1991, the Company relieved itself of investment and operational restrictions imposed on REITS under the Code.

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

In addition to its equity investments in real estate and mortgage notes, the Company has also invested in private and open market purchases of the equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in National Realty, L.P. ("NRLP"). See ITEM 2. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

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

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 17, 1995, BCM owned 1,200,051 shares of the Company's Common Stock, approximately 41% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM has provided advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORT and TCI. The officers of the Company are also officers of CMET, IORT and

TCI. Oscar W. Cashwell, a Director of the Company serves as President of BCM, CMET, IORT and TCI and as President and a director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Mr. Phillips is also a general partner of SAMLP and serves as a director and Chief Executive Officer of SAMI. SAMI is a company owned by BCM. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center and the Denver Mart to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Affiliates of the Advisor are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to the hotels, competition is also based upon market served, i.e., transient, commercial or group users. The

Company's management believes that general economic circumstances and trends and the development of new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities also attempting to sell their properties and governmental agencies and financial institutions, whose assets are located in areas in which the Company's properties are located and are seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions," the officers of the Company and Mr. Cashwell, a Director of the Company, also serve as officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. Mr. Cashwell, the Company's officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors or trustees and Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth-

Certain Factors Associated with Real Estate and Related Investments
(Continued)

quakes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions and mortgage lending are concentrated in any particular region the advantages of geographic diversification may be mitigated.

Virtually all of the Company's mortgage notes receivable, real estate, equity security holdings in CMET, IORT, TCI, NRLP and its trading portfolio are held subject to secured indebtedness. Such borrowings increase the Company's risk of loss because they represent a prior claim on the Company's assets and require fixed payments regardless of profitability. If the Company defaults on such secured indebtedness, the lender may foreclose on the Company's assets securing such indebtedness, and the Company could lose its investment in the pledged assets.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1994, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

At December 31, 1994, the mortgage notes receivable secured by the Continental Hotel and Casino and by the Las Vegas Plaza Shopping Center, both of which are in Las Vegas, Nevada, net of applicable premiums, discounts, interest and deferred gains, accounted for 13% and 12%, respectively, of the Company's total assets. No other single asset of the Company accounted for 10% or more of its total assets. At December 31, 1994, 35% of the Company's assets consisted of real estate, 33% consisted of notes and interest receivable and 29% consisted of investments in the equity securities of CMET, IORT and TCI and NRLP. The remaining 3% of the Company's assets were invested in cash, cash equivalents, marketable equity securities and other assets. It should be noted, however, that the percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

At December 31, 1994, the Company's real estate was located in the Midwest and Mountain regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in various geographic regions of the continental United States, with a concentration in the Mountain region, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

The Company has divided the continental United States into the following six geographic regions.

         Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company has no properties in this region.

         Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has no properties in this region.

         Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has no properties in this region.

         Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has 3 commercial properties and 1 hotel in this region.

         Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has 1 apartment complex, 1 commercial property and 1 hotel in this region.

         Pacific region comprised of the states of California, Oregon and Washington. The Company has no properties in this region.

Real Estate

At December 31, 1994, approximately two-thirds of the Company's assets were invested in real estate and real estate entities. The Company has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale (primarily obtained through foreclosure) and investments in equity securities of CMET, IORT, TCI and NRLP.

Types of Real Estate Investments. The Company's real estate consists of an apartment complex, commercial properties (consisting of an office building, shopping center and a merchandise mart) and two hotels. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

At December 31, 1994, the Company had completed significant capital improvements to the Kansas City Holiday Inn, a hotel in Kansas City, Missouri. The Company is considering a major expansion of the Denver Mart, a merchandise mart, and the renovation of the Inn at the Mart, a hotel, both in Denver, Colorado, if financing can be obtained.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's owned real estate (excluding land parcels described below) at December 31, 1994.

                                                                 Commercial
 Region                                         Apartments       Properties       Hotels
---------                                       ----------       ----------     ----------
Midwest . . . . . . . . . . . . . . .                -%             11%            56%
Mountain  . . . . . . . . . . . . . .              100              89             44
                                                   ---             ---            ---
                                                   100%            100%           100%

The foregoing table is based solely on the number of apartment units, commercial square footage and hotel rooms owned by the Company, and does not reflect the value of the Company's investment in each region. Excluded from the above table are two residential subdivisions in Texas with a total of 33 developed residential lots, 3.5 acres of undeveloped land in downtown Atlanta, Georgia, 1.84 acres of undeveloped land in Maricopa County, Arizona, a 2.75 acre former hotel site in Lihue, Hawaii and four additional parcels of land totaling approximately 455 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

A summary of the activity in the Company's owned real estate portfolio during 1994 is as follows:

   Owned properties in real estate portfolio at
         January 1, 1994  . . . . . . . . . . . . . . . . . . . . . . . .                            20*
   Property acquired through purchase . . . . . . . . . . . . . . . . . .                             1
   Properties sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (5)
                                                                                                    ---
   Owned properties in real estate portfolio at
         December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .                            16*

-----------------------------------

* Includes two residential subdivisions with a total of 74 developed residential lots at January 1, 1994 and 33 developed residential lots at December 31, 1994.

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and average daily room rate for hotels and occupancy at December 31, 1994 and 1993 for apartments and commercial properties and average occupancy during 1994 and 1993 for hotels:

                                                                                Rent Per
                                                          Units/               Square Foot
                                                     Square Footage             or Room             Occupancy
      Property               Location                     Rooms             1994      1993        1994      1993
--------------------   ---------------------          --------------       -------   -------     ------    ------
Office Building
---------------
Rosedale Towers        Minneapolis, Minnesota            84,798 Sq.Ft.     $ 14.46   $ 14.00        94%      92%

Shopping Center
---------------
Park Plaza             Manitowoc, Wisconsin             105,507 Sq.Ft.        5.65      5.65        93%      86%

Merchandise Mart
----------------
Denver Mart            Denver, Colorado                 509,008 Sq.Ft.       14.18       *          97%       *

Hotels
------
Inn at the Mart        Denver, Colorado                     156 Rooms        42.38       *          42%      *
Kansas City Holiday
 Inn                   Kansas City, Missouri                196 Rooms        52.47     48.76        75%      70%

--------------------

*  Property was acquired in 1994

Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In May 1993, the Company obtained a $1.8 million mortgage secured by the Rosedale Towers, a 84,798 square foot office building in Minneapolis, Minnesota, which was previously unencumbered. The Company pledged as additional collateral for the loan 141,176 newly issued shares of its Common Stock. The loan matured April 30, 1994. Effective May 1, 1994, the lender extended the loan's maturity date to May 1, 1997, increased the principal balance to $2.5 million and reduced the interest rate to the three-month London Interbank Offered Rate ("LIBOR") plus .75% fixed at the beginning of each quarter currently 13.75% per annum. The loan extension requires monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity. In conjunction with the principal balance increase and maturity extension, the Company pledged as additional collateral an additional 240,000 newly issued shares of its Common Stock. The Company received net cash of $526,000 as a result of the increase in the principal balance, after the payment of various closing costs. The Company paid a 1% loan refinancing fee of $25,000 to BCM based on the $2.5 million refinancing.

In March 1994, the Company acquired for $26,000 in cash, all of the capital stock of the corporate general partner of Merchandise Mart Associates, Ltd. ("Mart, Ltd."). Concurrently, the Company also acquired all of the capital stock of Garden Capital Merchandise Mart, Inc. ("GCMMI") for $1,000 and the assumption of $271,000 in debt including $125,000 payable to the Company. The GCMMI stock was purchased from individuals who also own the corporate general partner of a limited partnership in which NOLP is a 99.3% limited partner. (See "Investments in Real Estate Investment Trusts and Real Estate Partnerships," below.) The assets of GCMMI included a wraparound mortgage note receivable with a principal balance of $33.4 million secured by the Denver Mart, a 509,008 square foot merchandise mart in Denver, Colorado, title to the Inn at the Mart, a 156 room hotel adjacent to the Denver Mart and parcels of land contiguous to the Denver Mart. In May 1992, the Company had acquired title to land in Denver, Colorado subject to a ground lease to Mart, Ltd. as lessee, for the operation of the Denver Mart and a 2.9% limited partner interest in Mart, Ltd.

Both the ground lease and the wraparound mortgage note receivable were in default at their respective dates of acquisition and have remained so. The Company is funding operating deficits and is entitled to receive all cash flow, if any, from the Denver Mart. Effective April 1, 1994, the Company recorded the acquisition of the Denver Mart and the assumption of underlying debt of $6.1 million. The Company acquired the wraparound mortgage and the general partner of Mart, Ltd. with the intent of acquiring the Denver Mart, hence its classification as held for investment.

Properties held for sale. As of December 31, 1994, the Company reclassified from "Real estate held for investment" to "Real estate held for sale" the Boulevard Villas Apartments, a 303 unit apartment complex in Las Vegas, Nevada, the sale of which was completed in March 1995. At December 31, 1994, the Company also owned two residential subdivisions in Texas with a total of 33 developed lots, as discussed below, and 3.5 acres of undeveloped land in downtown Atlanta, Georgia, 1.84 acres of undeveloped land in Maricopa County, Arizona, a 2.75 acre former hotel site in Hawaii, four additional parcels of land totaling approximately 455 acres and an office building in St. Louis, Missouri, all of which are held for sale. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In March 1994, the Company sold a restaurant site in Los Angeles, California, that was held for sale, for $190,000. The Company received $90,000 in cash and provided purchase money financing of $100,000. The Company recognized a gain of $18,000 on the sale. The Company paid a real estate sales commission of $5,700 to Carmel Realty based upon the $190,000 sales price of the property.

As of June 30, 1994, the Company reclassified its three apartment complexes in Mississippi and its apartment complex in San Antonio, Texas from "Real estate held for investment" to "Real estate held for sale", the Company having received an offer from a potential buyer to acquire the four properties. As a result of such offer, the Company began actively marketing the properties for sale. The combined carrying value of the four properties was $8.8 million at September 30, 1994.

In November 1994, the Company sold its three Mississippi apartment complexes, Watersedge III Apartments, the Edgewater Garden Apartments, the Chateau Bayou Apartments and its Mediterrean Villa Apartments in San Antonio, Texas, to a newly formed limited partnership in exchange for a 27% limited partner interest in the partnership, $3.2 million in net cash, a $100,000 certificate of deposit, and second and third liens totaling $1.3 million secured by the Mediterranean Villa Apartments. The Company recorded a deferred gain of $5.6 million on the sale, which is offset against the Company's investment in the partnership in the accompanying December 31, 1994, Consolidated Balance Sheet. The Company has deferred any gain related to the property sales due to the Company having a continuing ownership interest in the properties, through its 27% limited partner interest in the owning partnership and the Company also having the option to reacquire the properties and unwind the partnership under certain circumstances. The Company's option to repurchase the properties and unwind the partnership may be exercised at anytime after September 15, 1995, but prior to September 2, 1997. However, if at anytime during the option period, the net equity of the properties (fair market value less unpaid principal and accrued but unpaid interest then owing on the mortgages secured by the properties) falls to below $7.5 million, the partnership shall have the right to request in writing that the Company exercise its purchase option within 90 days of the Company's receipt of such request. If the Company fails to exercise the option within such 90 day period, the option terminates. The Company paid a real estate sales commission of $497,000 to Carmel Realty based on a $16.6 million sales price of the properties.

In February 1995, the Company sold the Boulevard Villas Apartments for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with his $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas, with an approximate value of $8.5 million. In March 1995, the office building was sold and the

Company's loan was paid in full. The Company received net cash of $3.4 million after the payoff of $5.9 million in existing mortgage debt. The Company will recognize a gain of approximately $1.0 million on the sale. The Company paid a real estate brokerage commission of $288,000 to Carmel Realty based on the $9.6 million sales price of the property.

In 1991, the Company purchased all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas. Through December 31, 1993, 143 of the residential lots had been sold. During 1994, 26 additional lots were sold for an aggregate gain of $46,800. At December 31, 1994, 29 lots remained to be sold.

Also in 1991, the Company purchased all of the capital stock of a company which owns a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1993, 84 of the residential lots had been sold. During 1994, 25 additional lots were sold for an aggregate gain of $213,000. At December 31, 1994, 4 lots remained to be sold.

Mortgage Loans

In addition to real estate, a substantial portion of the Company's assets have been and are expected to continue to be invested in mortgage notes receivable, principally those secured by income-producing real estate. The Company's mortgage notes receivable consist of first, wraparound, and junior mortgage loans.

Types of Mortgage Activity. In addition to originating its own mortgage loans, the Company has acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes receivable.

Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1994 consisted of office buildings, apartment complexes, shopping centers, single-family residences, hotels and developed land. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of the Company's stockholders.

At December 31, 1994, the obligors on $10.9 million or 22% of the Company's mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $2.2 million or 4% of the Company's mortgage notes receivable portfolio was in default.

The following table sets forth the percentages (based on the outstanding mortgage note balance at December 31, 1994), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable at December 31, 1994. See Schedule

IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                                        Commercial
 Region                                   Apartments    Properties      Total
----------                                -----------   ----------    ---------
Mountain  . . . . . . . . . . .              -%          77.7%         77.7%
Southeast . . . . . . . . . . .              -           12.9          12.9
Midwest . . . . . . . . . . . .            6.8              -           6.8
Northeast . . . . . . . . . . .            2.6              -           2.6
                                           ---           ----         -----
                                           9.4%          90.6%        100.0%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1994 is as follows:

 Loans in mortgage notes receivable portfolio at
  January 1, 1994 . . . . . . . . . . . . . . . .                    14*
 Loans originated . . . . . . . . . . . . . . . .                     3
 Loan paid in full  . . . . . . . . . . . . . . .                    (1)
 Loan foreclosed  . . . . . . . . . . . . . . . .                    (1)
 Loan settlement  . . . . . . . . . . . . . . . .                    (1)
                                                                    ---
 Loans in mortgage notes receivable portfolio at
  December 31, 1994 . . . . . . . . . . . . . . .                    14*

----------------------------

* Includes a mortgage note receivable collateralized by two condominium mortgage loans.

During 1994, the Company collected $3.8 million in interest and $2.4 million in principal on its mortgage notes receivable. The Company plans, for the foreseeable future, to hold, to the extent its liquidity permits, rather than to sell in the secondary market, the mortgage notes in its portfolio.

First Mortgage Loans. The Company may invest in first mortgage loans, with either short-, medium- or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is the Company's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Company may grant to other lenders participations in first mortgage loans originated by the Company.

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1994.

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in Lubbock, Texas, with a carrying value of $2.0 million prior to transfer, a $1.5 million senior participation in a second lien mortgage note secured by the Las Vegas Plaza, a retail shopping center in Las Vegas, Nevada, with a carrying value of $18.8 million prior to transfer, a $315,000 participation in a first mortgage note secured by unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note secured by the Country Club Apartments, an apartment complex in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note secured by a hotel site in Lihue, Hawaii, a $1.0 million first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received. In March 1992, the Company received payment in full on the $118,000 note secured by the single-family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement. In September 1992, the court approved the Receiver's Petition for an Order of Liquidation for the insurance company.

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the note receivable secured by land in Maricopa County, Arizona to its then estimated fair value. The Company foreclosed on the land securing the note in June 1992. In December 1992, the Company recorded an additional provision for loss on such land of $349,000, to reduce the carrying value of the land to its then estimated fair value. In September 1992, the Company recorded the insubstance foreclosure of the hotel site in Lihue, Hawaii, which secured a $1.9 million first mortgage participation received by the Company. In March 1995, the Company collected in full the second lien mortgage note secured by the Country Club Apartments, but did not remit such amount to the insurance company.

The Company has reached a settlement with the Receiver for the insurance company which was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company is to return to the Company all of the assets which it received from the Company, except for the participation in the first mortgage note secured by unimproved land in Virginia Station, Virginia. In exchange, the Company is to return to the insurance company $1.0 million in cash and all assets, which it received from the insurance company, other than the note secured by the residence in Colorado which the Company collected. The asset transfers and the Company's cash payment are anticipated to occur in the second quarter of 1995. The settlement requires the Company to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfers are completed. Interest is payable monthly in advance. The Company expects to incur no loss on the settlement in excess of amounts previously provided.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida has failed to make the required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's maturity on November 1, 1993. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994, the borrower paid the Company a total of $235,000 in nonrefundable fees to delay foreclosure of the property. In February and March 1995, the borrower paid the Company a total of $35,000 to delay the foreclosure until April 24, 1995. The note had a principal balance of $1.6 million at December 31, 1994. The Company does not expect to incur any loss upon foreclosure of the collateral property as its estimated fair value exceeds the carrying value of the note.

In June 1994, the Company and the borrower on a $1.9 million first mortgage note receivable, which had matured on December 31, 1992 and was secured by a vacant former hotel in Shaker Heights, Ohio, entered into an agreement of settlement and release. The Company accepted $1.0 million in cash and the right to participate in the future appreciation of the property, if any, in full settlement of its note. The Company incurred no loss in excess of the amounts previously provided.

The Company did not receive the payment due on October 1, 1991 on the first mortgage note receivable, secured by the 386 Ocean Parkway Co-op. In February 1994, the Company agreed to reinstate and modify its note in exchange for the pledge to the Company, as additional collateral, of 21 shares in the co-op equating to 21 unsold apartment units. The reinstated note reduced the principal balance from $900,000 to $750,000, waived all defaults on the note and extended the maturity date of the note to September 15, 1999. In June 1994, the Company sold its mortgage note receivable and the 21 unsold apartment units for $450,000 in cash. The Company incurred no loss on the sale in excess of the amounts previously provided.

As discussed in "Real Estate" above, as partial consideration for the sale of a restaurant site in Los Angeles, California, the Company provided $100,000 of purchase money financing. The note bears interest at 8% per annum and requires monthly interest only payments until May 1, 1997, at which time the principal balance shall have been paid down to no more than $50,000. Interest only payments are to continue until maturity on April 1, 1999, at which time all unpaid principal and accrued interest shall be due.

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

Wraparound mortgage notes may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgages in amounts and on properties as to which it would otherwise make a first mortgage loan. The following discussion briefly describes events that affected previously funded wraparound mortgage loans during 1994.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $22 million note bears interest at 11%, originally was to mature June 19, 1995, and required monthly interest payments of $175,000 through December 1993, $250,000 through June 1, 1995 and a "balloon" payment at maturity. The $500,000 note was paid off on July 30, 1993. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. Payments of interest and principal on the Company's wraparound note receivable are made directly by the borrower to the holder of the first and second lien mortgages and are applied against interest and principal thereon. In October 1993, the borrower ceased making the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound note receivable and the underlying liens. The Company's modified wraparound mortgage note receivable continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance and required payments of $150,000 per month through January 1, 1995, at which time the monthly payments increased to $175,000 until the note's new maturity date of July 1, 1995, when the unpaid principal balance together with any accrued but unpaid interest is due. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1994, including compounded interest.

In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder agreed to forebear exercising its rights under the first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable and that the Company make a principal reduction payment of $225,000 upon execution of the forbearance agreement, which was made on June 29, 1994. The Company is in compliance with the terms of the forbearance agreement.

Junior Mortgage Loans. The Company may invest in junior mortgage notes. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the note, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the junior mortgage notes funded in 1994 and the events that affected previously funded junior mortgage notes, during 1994.

As discussed in "Real Estate" above, in November 1994, the Company sold to a newly formed partnership, in which the Company has a 27% limited partner interest, its apartment complex in San Antonio, Texas, along with its three apartment complexes in Biloxi, Mississippi. In conjunction with the sale, the Company received second and third lien mortgages totaling $1.3 million secured by the apartment complex in San Antonio, Texas. Both notes require interest only payments at 6% per annum, with principal and any accrued but unpaid interest due at maturity, September 1, 2004.

At December 31, 1994, the Company held a mortgage note receivable which it had acquired in 1989, secured by a third lien mortgage secured by a commercial property in South Carolina and personal guaranties of several individuals. In May 1992, a settlement was entered into between the Company and the guarantors. In accordance with the terms of the settlement, the borrower made a principal reduction payment of $127,812, and monthly interest payments on the note at a rate of 10% per annum. The note matured May 11, 1993. Effective May 11, 1993, the note was again modified to bear interest at 18% per annum, have a maturity date of October 1, 1993, and provide for monthly principal payments of $200,000 July 1, 1993 through October 1, 1993. The Company received none of the payments required by this second modification. Effective September 1, 1993, the note was modified a third time. The guarantors paid $100,000, $68,000 of which was applied to reduce the note's principal balance and the remainder to bring interest on the note current. The third modification extended the note's maturity date to September 1, 1995, required monthly interest payments at 12% per annum beginning October 1, 1993 and a $25,000 principal reduction payment every ninety days beginning December 1, 1993. The borrower has failed to make the required payments of principal and interest since December 1, 1994. The Company has accelerated the note and is in the process of instituting foreclosure proceedings as well as actions against the guarantors of the note. The principal balance of the note was $422,000 at December 31, 1994. The Company expects to incur no loss on the note in excess of the amounts previously provided.

Other Loans

In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with BCM, the Company's advisor. The Company owns a 76.8% limited partner interest in SAMLP which it consolidates for financial statement purposes. In June 1991, Equity Health merged into BCM and BCM assumed the note. The loan matured on May 9, 1994 and its outstanding balance of $497,000, including accrued but unpaid interest, was paid in full.

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

In January 1992, the Company received notice that the lender had declared an event of default on the $14.0 million loan and in June 1993 the lender foreclosed on the hotel securing the loan. In May 1994, the Company and the lender entered into a settlement agreement relating to the Company's performance under its guarantee. Pursuant to the settlement agreement the Company is to pay a total of $850,000 to the lender, $750,000 of which was paid in 1994, with the remaining $100,000 to be paid on or before March 31, 1995. The Company had written off its two notes receivable secured by the foreclosed hotel as uncollectible as of December 31, 1993. The Company did not incur a loss with respect to either the guarantee settlement or the notes receivable in excess of the amounts previously provided.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships

The Company's investment in real estate entities includes (i) equity securities of three publicly traded REITs (collectively the "Trusts"), CMET, IORT and TCI, (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, through its 76.8% limited partner interest in SAMLP, the general partner of NRLP and NOLP, and (iv) interests in real estate joint venture partnerships. Mr. Phillips, Chairman of the Board and a Director of the Company until November 16, 1992, serves as a director and Chief Executive Officer of SAMI, a company owned by BCM, which serves as SAMLP's managing general partner. Mr. Phillips is also a general partner of SAMLP. BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Since acquiring its initial investments in the equity securities of the Trusts and NRLP in 1989, the Company has made additional investments in the

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

equity securities of these entities through private and open market purchases. The Company's cost with respect to shares of the Trusts at December 31, 1994 totaled $22.1 million, and its cost with respect to units of limited partner interest in NRLP totaled $25.9 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of such equity securities of the Trusts and NRLP at December 31, 1994 was $35.2 million and the aggregate market value of such equity securities was $59.5 million. The aggregate investee book value of the equity securities of the Trusts and the Company's share of NRLP's revaluation equity based upon the December 31, 1994 financial statements of each such entity was $55.0 million and $144.9 million, respectively. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In 1990, the Company's Board of Directors authorized and in May 1993 reaffirmed the expenditure by the Company of up to an aggregate of $17.0 million to acquire, in open market purchases, additional units of NRLP and shares of the
Trusts.   In March 1995, the Company's Board of Directors increased such authorization to $25.0 million. As of March 17, 1995, the Company had expended $12.8 million to acquire additional units of NRLP and an aggregate of $7.0 million to acquire additional shares of the Trusts, in open market purchases, in accordance with these authorizations. The Company expects to make additional investments in the equity securities of the Trusts and NRLP.

At December 31, 1994, SAMLP, the general partner of NRLP and NOLP, owned 17,650 shares of TCI. The Company owns a 76.8% limited partnership interest in SAMLP which the Company consolidates for financial statement purposes.

The purchases of the equity securities of the Trusts and NRLP were made for the purpose of investment and were based principally on the opinion of the Company's management that the equity securities of each were and are currently undervalued. The determination by the Company to purchase additional equity securities of the Trusts and NRLP is made on an entity-by-entity basis and depends on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of the Company's management regarding the relative attractiveness of alternative investment opportunities.

Because the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities, the Company accounts for its investment in the Trusts, NRLP, and the joint venture partnerships using the equity method of accounting.
Substantially all of the equity securities of the Trusts and NRLP owned by the Company are pledged as collateral for borrowings.

Pertinent information regarding the Company's investment in the equity securities of the Trusts and NRLP, entities which are accounted for

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

under the equity method at December 31, 1994, is summarized below (dollars in thousands):

                                                                                  Equivalent
                                    Percentage               Carrying              Investee
                                  of the Company's           Value of             Book Value          Market Value
                                    Ownership at            Investment at             at             of Investment at
Investee                          December 31, 1994       December 31, 1994    December 31, 1994    December 31, 1994
---------                       ---------------------     -----------------    ------------------   ------------------
NRLP  . . . . . . . . . . . .           48.1%                  $13,727             $      *             $   31,623
CMET  . . . . . . . . . . . .           33.9                    11,389              26,723                  14,850
IORT  . . . . . . . . . . . .           21.0                     2,285               5,378                   3,267
TCI . . . . . . . . . . . . .           24.6                     7,833              22,909                   9,782
                                                               -------                                  ----------
                                                               $35,234                                  $   59,522
                                                               =======                                  ==========

____________________

* At December 31, 1994, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $144.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1994.

Each of the Trusts and NRLP own a considerable amount of real estate, much of which, particularly in the case of NRLP, has been held for many years. Because of depreciation, these entities may earn substantial amounts in periods in which they sell real estate and will probably incur losses in periods in which they do not. The Company's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

The Company does not have a controlling equity interest in any of the investees set forth in the table above and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of such investees. However, due to the Company's equity investments in, and the existence of common officers with, each of the Trusts, and that the Trusts have the same advisor as the Company and that Mr. Cashwell, a Director of the Company, is also the President of the Trusts and BCM, the Company's advisor, and the President and a director of SAMI, a Company owned by BCM, that is the managing general partner of SAMLP, the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities. As more fully discussed in "NRLP" below, SAMLP has agreed to resign as general partner of NRLP and NOLP upon the election and qualification of a successor general partner. The Company accounts for its investment in these entities using the equity method. Under the equity method, the Company

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

recognizes its proportionate share of the income or loss from the operations of these entities currently, rather than when realized through dividends or on sale. The carrying value of these entities, set forth in the table above, is the original cost of each such investment adjusted for the Company's proportionate share of each entity's income or loss and distributions received.

The following is a summary description of each of NRLP and the Trusts, based upon information publicly reported by such entities.

NRLP. NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships sponsored by or otherwise related to Southmark Corporation ("Southmark"). NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to the Partnership shall constitute references to NRLP and NOLP as a unit. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is SAMLP, a Delaware limited partnership. SAMI, a company owned by BCM, is the managing general partner of SAMLP. In November 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partner interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound mortgage note under a new first mortgage in the amount of $223 million.

The Company is a limited partner in SAMLP, holding a 76.8% limited partner interest therein, which the Company consolidates for financial statement purposes. Southmark owns a 19.2% limited partner interest in SAMLP. Mr. Phillips and SAMI are the general partners of SAMLP.

SAMI, as the managing general partner of SAMLP, has discretion in determining methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1994, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.9% computed on the basis of the ratio of total property-related debt to aggregate appraised values.

As of December 31, 1994, NRLP owned 84 properties located in 22 states. These properties consisted of 68 apartment complexes comprising 17,294 units, seven office buildings with an aggregate of 495,594 square feet and nine shopping centers with an aggregate of 1.1 million square feet.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

For the year ended December 31, 1994, the Partnership reported net income of $5.0 million compared to $1.3 million for the year ended December 31, 1993. The Partnership's loss from operations of $3.2 million in 1994 was a 59% improvement when compared to its $7.8 million loss from operations in 1993. The improvement is due in part to an average 4.4% increase in rental rates at the Partnership's apartment complexes. The Partnership's net income in 1994 was attributable to an $8.3 million gain from the sale of two of its apartment complexes in Michigan. The Partnership's net income in 1993 was attributable to a $9.0 million extraordinary gain from its acquisition at a discount of certain of its mortgage debt. At December 31, 1994, the Partnership had total assets of $290.1 million which consisted of $241.6 million in real estate held for investment or sale, $11.5 million in notes and interest receivable, net of allowance for estimated losses, $33.3 million in other assets and $3.7 million in cash and cash equivalents.

In the fourth quarter of 1993, the Partnership resumed distributions to unitholders at the initial rate of $0.20 per unit. The Company received aggregate distributions from the Partnership of $170,000 in 1993. In 1994, the Partnership paid distributions of $1.30 per unit, the Company receiving a total of $1.4 million.

The Partnership, SAMLP, Mr. Phillips and William S. Friedman, a general partner of SAMLP until March 4, 1994, were among the defendants in a class action lawsuit arising out of the transactions discussed above whereby the Partnership was formed. An agreement settling such lawsuit as to the defendants, the Partnership, SAMLP and Messrs. Phillips and Friedman (the "Moorman Settlement Agreement"), became effective on July 5, 1990. The Moorman Settlement Agreement provides for, among other things, the appointment of an oversight committee for NRLP; the establishment of specified annually increasing targets for a five-year period relating to the price of NRLP units; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; and a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of the Partnership's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; and the issuance of unit purchase warrants to members of the plaintiff class; the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million including $2.5 million contributed by SAMLP on behalf of itself and pursuant to the indemnification provisions of SAMLP's agreement of limited partnership, $500,000 of which was paid in 1990, with the remainder being paid over a four-year period. The final annual installment of principal and interest of $631,000 was paid by SAMLP in May 1994. The Partnership also agreed to pay certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The settlement plan remains in effect for five years from May 9, 1990, or until the withdrawal of SAMLP as general partner of NRLP and NOLP.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

The Moorman Settlement Agreement provides for the resignation and replacement of SAMLP as general partner if the price targets are not met for two consecutive anniversary dates. The Partnership did not meet the unit price targets for the first and second anniversary dates. On July 8, 1992, SAMLP notified the NRLP Oversight Committee of the failure to meet the unit price targets for two successive years and that it expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require the Partnership to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. SAMI, the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $33.0 million at December 31, 1994, before reduction for the principal balance ($4.2 million at December 31, 1994) and accrued interest ($4.3 million at December 31, 1994) on the note receivable from SAMLP for its original capital contribution to the Partnership. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee previously has informed the Partnership that it calculated the amount of such Redeemable General Partner Interest to be less than the amount calculated by SAMI. Any dispute pertaining to the amount of the Redeemable General Partner Interest upon the withdrawal of SAMLP as general partner of NRLP and NOLP, will be resolved by the Judge appointed pursuant to the Moorman Settlement Agreement to supervise its implementation (the "Supervisory Judge").

In January 1995, SAMLP, the Partnership and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the Moorman Settlement Agreement. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

The Implementation Agreement shall be submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of the Partnership for a vote. In addition, the unitholders will vote upon amendments to the Partnership's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in the Partnership, shall not vote to remove the successor

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which the Partnership may owe to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP or its affiliates may owe to the Partnership. Any amounts which the Partnership may be determined to owe to SAMLP may be paid by the Partnership over a period of time to be determined by the parties on terms which shall not hinder the Partnership's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the Moorman settlement plan and the NRLP oversight committee shall be terminated. If the successor general partner nominee does not stand for election or is not elected, the existing Moorman Settlement Agreement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided. The Partnership's purchase of the Redeemable General Partner Interest could have an adverse effect on the Partnership's financial condition and on the Company's investment in the Partnership ($13.7 million at December 31, 1994).

CMET. CMET is a California business trust organized in 1980 which commenced operations on December 3, 1980. CMET's primary business is investing in real estate through direct equity investments, and partnerships and financing real estate and real estate- related activities through investments in mortgage notes, including first, wraparound and junior mortgage notes. CMET holds equity investments in apartment complexes and commercial properties (office buildings, industrial facilities and shopping centers) throughout the continental United States. CMET's apartment complexes and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. CMET also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest region of the continental United States, with a concentration in the Southeast and Midwest regions. CMET has determined that it will not consider future mortgage lending, except in connection with purchase money financing offered to facilitate the sale of its assets.

For the year ended December 31, 1994, CMET reported a net loss of $833,000 as compared with net income of $615,000 for the year ended December 31, 1993. CMET's net loss for 1994 includes a provision for loss of $1.4 million as compared to $221,000 in 1993 and a gain on sale of real estate of $1.7 million in 1994 as compared to $365,000 in 1993. Cash flow from property operations (rentals collected less payments for property operating expenses) improved to $10.7 million in 1994 compared to $8.4 million in 1993. At December 31, 1994, CMET had total assets of $182.8 million which consisted of $7.1 million in mortgage notes and interest receivable (net of allowance for estimated losses), $124.7 million in real estate held for investment, $19.5 million in real estate held for sale, $24.0 million in investments in partnerships and other assets and $7.5 million in cash and cash equivalents.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

In March 1993, CMET resumed the payment of regular quarterly distributions at the initial rate of $0.10 per share. The rate was increased to $0.15 per share for the September 1993 quarterly distribution. The Company received distributions from CMET totaling $428,000 in 1993. In 1994, CMET paid distributions of $0.60 per share, the Company receiving a total of $587,000.

As of March 17, 1995, CMET owned 204,522 shares of the Company's Common Stock, approximately 7% of the shares then outstanding.

IORT. IORT is a California business trust organized in 1984 which commenced operations on April 10, 1985. IORT is scheduled, unless and until IORT's shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. IORT's Declaration of Trust calls for the distribution to shareholders of (i) the net cash proceeds from sale or refinancing of equity investments, and (ii) the net cash proceeds from the satisfaction of mortgage notes receivable received after October 24, 1996. However, IORT's board of trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate. IORT holds equity investments in apartment complexes and office buildings in the Pacific, Southwest, Southeast and Midwest regions of the continental United States.
IORT also holds one mortgage note receivable.

For the year ended December 31, 1994, IORT reported a net loss of $287,000 as compared with a net income of $875,000 for the year ended December 31, 1993. IORT's 1993 net income is attributable to an extraordinary gain of $806,000 due to its early payoff of mortgage debt. Cash flow from property operations however, improved to $3.7 million in 1994 from $3.0 million in 1993. At December 31, 1994, IORT had total assets of $49.0 million which consisted of $41.0 million in real estate held for sale, $2.0 million in notes and interest receivable, $5.8 million in investments in partnerships and other assets and $232,000 in cash and cash equivalents.

IORT resumed the payment of regular quarterly distributions in March 1993, at an initial rate of $0.10 per share. The rate was increased to $0.15 per share for the September 1993 quarterly distribution. The Company received distributions from IORT totaling $72,000 in 1993. In 1994, IORT paid total distributions of $0.60 per share, the Company receiving a total of $88,000.

TCI. TCI is a Nevada corporation which was originally organized in 1984 as a California business trust, and commenced operations on January 31, 1984. TCI has investment policies similar to those of CMET. TCI holds equity investments in apartment complexes and commercial properties (office buildings, industrial facilities and shopping centers) throughout the continental United States with a concentration in the Northeast, Southeast and Southwest regions. TCI also holds mortgage notes receivable secured by real estate located Northeast, Midwest, Southeast and Southwest regions, with a concentration in the Northeast

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

and Southeast regions. Like CMET, TCI has also determined that it will not consider future mortgage lending, except in conjunction with purchase money financing offered to facilitate the sale of its assets.

For the year ended December 31, 1994, TCI reported a net loss of $3.4 million as compared with a net loss of $8.6 million for the year ended December 31, 1993. The decrease in TCI's 1994 net loss is attributable to gains from the sale of real estate and partnership interests totaling $4.7 million compared to $24,000 in 1993 and an extraordinary gain of $1.2 million in 1994 compared to an extraordinary gain of $1.6 million in 1993. Cash flow from property operations decreased slightly to $8.6 million in 1994 as compared to $8.7 million in 1993. At December 31, 1994, TCI had total assets of $248.0 million, which consisted of $11.3 million in notes and interest receivable (net of allowance for estimated losses), $213.4 million in real estate held for investment, $8.3 million in real estate held for sale, $14.4 million in investments in real estate entities and other assets and $563,000 in cash and cash equivalents. At December 31, 1994, TCI owned 170,750 of IORT's shares of beneficial interest, approximately 22% of the shares then outstanding.

TCI's dividend policy provides for an annual determination of dividends, after TCI's year end. The minimum amount of dividends will be determined by the amount, if any, required to maintain TCI's status as a REIT for federal tax purposes. The Company received no dividends from TCI in 1993 nor 1994 and does not expect to receive any dividends in 1995.

SAMLP. Prior to February 25, 1992, the Company owned a 96% limited partner interest in SAMLP, the general partner of and holder of a 1% beneficial interest in each of NRLP and NOLP. In accordance with the settlement of the Southmark adversary proceedings as described in ITEM 3. "LEGAL PROCEEDINGS - Settlement of Southmark Adversary Proceedings," on February 25, 1992 the Company assigned to Southmark a 19.2% limited partner interest in SAMLP. The Company had an option, which expired on December 27, 1994, to reacquire Southmark's 19.2% limited partner interest in SAMLP for $2.4 million, less any distributions received by Southmark.

The Company consolidates SAMLP for financial statement purposes and accordingly SAMLP's accounts and operations are included in the accompanying Consolidated Financial Statements. See ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As a limited partner, the Company has no role in the management of the business affairs of SAMLP. Rather, Mr. Phillips, as a general partner of SAMLP, and SAMI, the managing general partner of SAMLP, have full and complete authority to manage SAMLP.

River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, until December 1994, an owner of in excess of 14% of the Company's

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

Common Stock. The Partnership acquired 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. In 1993, 18 lots were sold. In 1994, an additional 42 lots were sold. At December 31, 1994, 227 lots remained to be sold.

ITEM 3.  LEGAL PROCEEDINGS

Settlement of Southmark Adversary Proceedings

During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covered all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, SWI, NRLP, the Trusts, the Company and their affiliates. Pursuant to the settlement agreement, Southmark received $13.2 million from the various settling defendants. The final installment of $1.3 million was paid in July 1994.

The Company paid Southmark a total of $1.4 million of which $435,000 was paid in July of 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP. The Company had an option, which expired on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. The Company received from Southmark, Southmark's interest in Novus Nevada, Inc., land subject to a ground lease in Denver, Colorado, land in Forest Park, Georgia, a mortgage note secured by land in Tabonia, Utah and a participation in a mortgage note secured by a retail property in Forest Park, Georgia. The assets that the Company received had an aggregate value at least equal to the consideration the Company paid to Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP. The Company canceled its collateral shares as they were released from the pledge to Southmark and returned to it by ATN. ATN was formed solely to hold title to the securities issued by each partner and to pledge such securities to Southmark. The Company had also pledged to Southmark its remaining limited partner interest in SAMLP.

In addition to the pledge of securities and the Company's SAMLP limited partner interest securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In July 1994, upon satisfaction of the settlement obligations, the judgments were returned to the defendants and cancelled.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI and the Trusts relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 19, 1994, at which meeting the Company's stockholders elected the following individuals as Class III Directors of the Company:

                                                                   Shares Voting
                                                           ------------------------------
                                                                                 Withheld
         Director                                             For                Authority
         --------                                             ---                ---------
Dale A. Crenwelge . . . . . . . . . . . . . . . . .        2,403,543                24,173
Ryan T. Phillips  . . . . . . . . . . . . . . . . .        2,401,438                26,278

The Directors whose terms did not expire in 1994 and therefore did not stand for reelection were Oscar W. Cashwell, Class I Director, and Al Gonzalez and G. Wayne Watts, Class II Directors.

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

            QUARTER ENDED                              HIGH                      LOW
-------------------------------------                 --------                 -------
March 31, 1995  . . . . . . . . . . . . . .           $13 3/4                   $13
 (through March 17, 1995)

March 31, 1994  . . . . . . . . . . . . . .            13 1/4                    12 1/2
June 30, 1994 . . . . . . . . . . . . . . .            12 1/8                    12 1/8
September 30, 1994  . . . . . . . . . . . .            11 7/8                    11 1/8
December 31, 1994 . . . . . . . . . . . . .            13 1/8                    11 3/8

March 31, 1993  . . . . . . . . . . . . . .             8 5/8                     6
June 30, 1993 . . . . . . . . . . . . . . .             9 5/8                     8 1/8
September 30, 1993  . . . . . . . . . . . .            12 3/4                     8 7/8
December 31, 1993 . . . . . . . . . . . . .            15 5/8                    11 1/4

As of March 17, 1995, the closing market price of the Company's Common Stock on the New York Stock Exchange was $13.13 per share.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS (Continued)


As of March 17, 1995, the Company's Common Stock was held by 2,915 stockholders of record.

On December 6, 1988, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. As of March 17, 1995, no shares had been repurchased pursuant to such authorization. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

The Company's dividend policy provides for an annual determination of dividend distributions, after the Company's year end. No dividends were declared or paid in 1994. The Company last paid dividends in 1990.

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

The Rights will generally be exercisable only if a person or group (the "Adverse Group") increases its then current ownership in the Company by more than 25% or commences a tender offer for 25% or more of the Company's Common Stock. If any person or entity actually increases its current ownership in the Company by more than 25% or if the Board of Directors of the Company determines that any 10% stockholder is adversely affecting the business of the Company, holders of the Rights, other than the Adverse Group, will be entitled to buy, at the exercise price, Common Stock of the Company with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, the number of shares of the surviving company having a market value of twice the Right's exercise price. In connection with the one-for-three reverse share split effected in December 1990, the Rights were proportionately adjusted so that each post-split share certificate represents three Rights, each of which permit the holder thereof to purchase one one-hundredth of a preferred share for $25.00 under such circumstances. The Rights expire in 2000 and may be redeemed at the Company's option for $.01 per Right under certain circumstances.

On March 5, 1991, the Company's Board of Directors approved an amendment to the Rights Plan. The amendment excludes the Company, the Company's subsidiaries, and the Advisor or its officers and directors from the class of persons who may cause the Rights to become exercisable by increasing their ownership of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       For the Years Ended December 31,
                                 ------------------------------------------------------------------------------
                                   1994             1993             1992            1991             1990
                                 ----------       ----------       ---------      -----------      -----------
                                                    (dollars in thousands, except per share)
EARNINGS DATA
Revenue . . . . . . . . . . .      $     20,541   $       9,413     $     8,093     $    12,609    $    15,327

Expense . . . . . . . . . . .            26,490          18,128          18,243          24,387         32,689
                                   ------------   -------------     -----------     -----------    -----------

(Loss) before gain on sale
 of real estate and
 extraordinary gain . . . . .            (5,949)         (8,715)        (10,150)        (11,778)       (17,362)
Gain on sale of real
 estate . . . . . . . . . . .             3,200             481             566           1,271            983
Extraordinary gain  . . . . .               323           3,807              -            7,628            -
                                   ------------   -------------     -----------     -----------    -----------
Net (loss)  . . . . . . . . .            (2,426)         (4,427)         (9,584)         (2,879)       (16,379)

Redeemable Common Stock,
 accretion of discount  . . .                 -            (129)           (258)            -              -
                                   ------------   -------------     -----------     -----------    -----------
(Loss) applicable to
 Common shares  . . . . . . .      $     (2,426)  $      (4,556)    $    (9,842)    $    (2,879)   $   (16,379)
                                   ============   =============     ===========     ===========    ===========

PER SHARE DATA
(Loss) before gain on sale
 of real estate and
 extraordinary gain . . . . .      $      (1.95)  $       (2.88)    $     (4.18)    $     (5.56)   $     (8.20)
Gain on sale of real
 estate . . . . . . . . . . .              1.05             .16             .23             .60            .47
Extraordinary gain  . . . . .               .11           1 .26             -              3.60            -
                                   ------------   -------------     -----------     -----------    -----------
Net (loss)  . . . . . . . . .              (.79)          (1.46)          (3.95)          (1.36)         (7.73)

Redeemable Common Stock,
 accretion of discount  . . .               -             ( .04)           (.11)            -              -
                                   ------------   -------------     -----------     -----------    -----------
(Loss) applicable to
 Common shares  . . . . . . .      $       (.79)  $       (1.50)    $     (4.06)    $     (1.36)   $     (7.73)
                                   ============   =============     ===========     ===========    ===========

Dividends per share . . . . .      $        -     $         -       $      -        $      -       $       .60

Weighted average shares
 outstanding  . . . . . . . .         3,052,219       3,025,275       2,453,292       2,117,699      2,118,160

                                                                  December 31,
                                       -------------------------------------------------------------------------------
                                          1994             1993            1992              1991              1990
                                       ----------       ----------       ---------        ----------         ---------
                                                           (dollars in thousands, except per share)
BALANCE SHEET DATA
 Notes and interest
 receivable.  . . . . . . . . .        $   49,693        $   51,769       $  72,808        $   68,507       $    78,026
Real estate . . . . . . . . . .            51,698            52,437          45,317            52,654            62,680
Total assets  . . . . . . . . .           137,362           139,861         151,010           153,131           179,957
Notes and interest
 payable  . . . . . . . . . . .            45,695            53,693          63,698            65,074            93,973
Stockholders' equity  . . . . .            55,894            56,120          60,476            70,221            73,112

Book value per share  . . . . .        $    19.08        $    22.23       $   23.76        $    33.16       $     34.51

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General.   Cash and cash equivalents at December 31, 1994 aggregated $193,000, compared with $843,000 at December 31, 1993. Although the Company anticipates that during 1995 it will generate excess cash from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $13.6 million are scheduled to mature during 1995. Of the notes payable that mature in 1995, $5.3 million is secured by the Continental Hotel and Casino's $22.7 million wraparound mortgage note receivable the due date of which coincides with that of the note payable. An additional $5.7 million due in 1995 is secured by the Denver Mart. The Company has reached a tentative agreement with a lender to extend the notes maturity date and increase the principal balance to provide for the expansion of the Denver Mart as well as for renovation of the Inn at the Mart. Excluded from 1995 maturities is a note payable which matured December 18, 1994, with a balance of $9.3 million at December 31, 1994. In March 1995, the notes maturity date was extended to December 18, 1997. The extension terms for this note payable are discussed in more detail under "Loans Payable," below. Also excluded from 1995 maturities is the $2.9 million loan secured by the Kansas City Holiday Inn. In March 1995, the Company exercised its option to extend the loan's maturity date from March 1995 to March 1997. All other terms of the loan remained unchanged. The Company intends to either payoff, extend the maturity dates or obtain alternate financing for the remainder of its debt obligations that mature in 1995. There can be no assurance, however, that these efforts to obtain alternate financing or debt extensions will be successful.

In May 1994, the Company extended and increased the principal balance on the mortgage secured by the Rosedale Towers Office Building, which provided net cash to the Company of $526,000, as discussed in more detail under Loans Payable, below.

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to a private investor for $1.9 million in cash. From March 1993 to March 1995, the purchaser could have required the Company to repurchase 360,000 of such shares at $6.11 per share, a total of $2.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

million. In December 1994, the investor relinquished his right to put to the Company the 360,000 shares. See NOTE 9. "REDEEMABLE COMMON STOCK."

The Company expects an increase in cash flow from property operations in 1995. Such increase is expected to be derived from operations of the Denver Mart and the Inn at the Mart both obtained in the second quarter of 1994. The Company is also expecting continued lot sales at its two unencumbered Texas residential subdivisions generating additional cash flow.

In November 1994, the Company sold its three Biloxi, Mississippi, apartment complexes and its San Antonio, Texas apartment complex with the acquiring partnership assuming mortgage debt of $10.1 million. The Company realized net cash of $3.2 million from the sales.

In March 1995, the Company completed the sale of the Boulevard Villas Apartments in Las Vegas, Nevada, which property had been acquired through foreclosure in 1993. The Company received net cash of $3.4 million after the payoff of the $5.9 million in existing mortgage debt. See NOTE 4. "REAL ESTATE." Also in March 1995, the Company collected a second lien mortgage note receivable with a principal balance of $860,000 in full. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable, and to the extent available borrowings, if required, from the Company's advisor, which totaled $1.5 million at December 31, 1994, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make investments in real estate, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.

Notes Receivable. Scheduled principal maturities of $32.0 million are due in 1995 of which $1.9 million is due on nonperforming notes receivable. At December 31, 1994, notes receivable with scheduled 1994 maturities of $1.9 million were in default. The majority of the Company's mortgage notes receivable are due over the next one to ten years and provide for "balloon" principal payments. It may be necessary for the Company to consider extending certain notes if the borrowers do not have the resources to repay the loans, are unable to sell the property securing such loans, or are unable to refinance the debt owed.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable which was paid off on July 30, 1993, and $100,000 in cash. Payments of interest and principal on the Company's wraparound note receivable are made directly by the borrower to the holder of the first and second lien mortgages and are applied against interest and principal thereon. In 1993, the borrower ceased making the monthly payments required by the Company's wraparound mortgage note receivable, the Company and the underlying lienholder accelerated their notes, and in April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wrap note and the underlying liens. The modified wraparound note receivable continues to accrue at 11% per annum and required monthly payments of $150,000 through January 1995, increasing to $175,000 per month to the note's new maturity date of July 1,1995. In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder agreed to forebear exercising its rights under its first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994. The Company made a principal payment of $225,000 upon execution of the forbearance agreement. Both notes are performing under their modified terms. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1994, including compounded interest and the underlying liens totaled $5.3 million at December 31, 1994.

In November 1994, the Company sold three Mississippi apartment complexes, Watersedge III Apartments, the Edgewater Garden Apartments and the Chateau Bayou Apartments, and the Mediterranean Villa Apartments in San Antonio, Texas, to a newly formed limited partnership in exchange for a 27% interest in the partnership, $3.2 million in net cash, a $100,000 certificate of deposit and second and third liens totaling $1.3 million secured by the Mediterranean Villa Apartments.

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

In June 1994, the Company and the borrower on a $1.9 million first mortgage note receivable, which had matured on December 31, 1992 and was secured by a vacant former hotel in Shaker Heights, Ohio, entered into an agreement of settlement and release. The Company accepted $1.0 million in cash and the right to participate in the future appreciation of the property, if any, in full satisfaction of its note receivable.

Also in June 1994, the Company sold its $900,000 first mortgage note

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

receivable secured by the 386 Ocean Parkway Co-op and 21 shares in the co-op equating to 21 unsold apartment units for $450,000 in cash. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

The Company anticipates a continued improvement in the operations of the properties securing its mortgage notes receivable in certain regions of the continental United States. In spite of this perceived improvement in the real estate market in general, the Company can give no assurance that it will not continue to experience deterioration in cash flow from notes receivable due to new problem loans.

Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 6.125% to 10.25%. Margin borrowings were $26.4 million (approximately 44.5% of market value) at December 31, 1994, an increase of $10.3 million from December 31, 1993.

In March 1995, the Company modified and extended a loan from a financial institution with a principal balance of $9.3 million at December 31, 1994 and collateralized by a note receivable with principal balance of $17.1 million at such date. The loan had matured December 18, 1994. The modified loan required a $500,000 principal paydown, bears interest at the lender's prime rate plus 2%, requires monthly payments of interest and monthly principal payments of $80,000, with the unpaid principal balance due at maturity on December 18, 1997. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In March 1995, the Company exercised its option to extend the maturity date of the loan secured by the Kansas City Holiday Inn from March 1995 to March 1997. All other terms of the loan remain unchanged.

In May 1994, the Company modified, extended and increased the first mortgage secured by Rosedale Towers, an office building in Minneapolis, Minnesota. The mortgage principal balance was increased to $2.5 million, with the Company realizing net financing proceeds of $526,000. The new loan bears interest at the three-month LIBOR rate plus 3/4%, fixed at the beginning of each quarter and requires monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity on May 1, 1997. See NOTE 8. "NOTES AND INTEREST PAYABLE."

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various real estate investment trusts, at the time having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of NRLP and three of the trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent of its taxable income, if any. The Company received no distributions from TCI in 1994. In March 1993, CMET and IORT resumed the payment of regular quarterly distributions and in December 1993 NRLP also resumed regular distributions. In 1994, the Company received aggregate distributions from CMET and IORT of $675,000 and $1.4 million from NRLP and anticipates receiving $860,000 from CMET and IORT and $1.6 million from NRLP in 1995.

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

Results of Operations

1994 Compared to 1993. The Company reported a net loss of $2.4 million in 1994 as compared to a net loss of $4.4 million in 1993. The primary factors contributing to the decrease in the Company's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $2.6 million in 1993 to $5.0 million in 1994. This increase is primarily attributable to increases of $486,000 and $444,000 from Boulevard Villas Apartments and the Kansas City Holiday Inn, respectively, both acquired in 1993, an increase of $1.1 million due to the acquisition of the Denver Mart and Inn at the Mart, both of which were acquired in March 1994, and an increase in the Company's other

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

commercial properties of $503,000 as a result of improved occupancy and rents. These increases are offset by a decrease of $253,000 due to the sale of the Culver City Shopping Center in August 1993. Net rental income is expected to increase again in 1995 from a full year of operations of the Denver Mart and the Inn at the Mart.

Interest income decreased from $5.0 million in 1993 to $4.0 million in 1994. Of the decrease, $335,000 is attributable to the August 1993 Collecting Bank settlement, $257,000 to the Continental Hotel and Casino note being nonperforming prior to June 1994, $248,000 due to the nonperforming Osceola land note receivable and $118,000 due to the Boulevard Villas note receivable foreclosure in July 1993. Interest income in 1995 is expected to approximate that of 1994.

Equity in losses of investees decreased from a loss of $4.0 million in 1993 to a loss of $2.5 million in 1994. The decrease in equity losses is primarily attributable to a $4.6 million reduction in NRLP's loss from operations. At December 31, 1994, the Company owned approximately 48% of the then outstanding units of limited partner interest in NRLP.

Interest expense increased from $6.5 million in 1993 to $7.9 million in 1994. This increase is attributable to a $563,000 increase in interest from property acquisitions and refinancings, an $879,000 increase in interest on margin borrowings, and $319,000 due to an increase in the interest rate on the Las Vegas Plaza underlying lien. These increases were offset in part by a $314,000 reduction from the August 1993 sale of the Culver City Shopping Center, $383,000 attributable to the 1993 Collecting Bank Settlement and $219,000 due to payoffs of notes and principal reductions in 1993 and 1994.

Advisory and mortgage servicing fees in 1994 and 1993 were comparable at $1.3 million.

General and administrative expenses increased from $1.8 million in 1993 to $2.6 million in 1994. The increase is primarily attributable to a $259,000 increase in consulting fees relating to the Continental Hotel and Casino and Las Vegas Plaza wraparound notes receivable, a $258,000 increase in legal fees and a $146,000 increase in advisor cost reimbursements.

Depreciation and amortization expense increased from $1.1 million in 1993 to $1.6 million in 1994. The increase is attributable to the Denver Mart and Inn at the Mart, properties the Company acquired in March 1994 and full year's depreciation on the properties the Company acquired in March and July 1993.

The Company recorded no provision for losses in 1994 compared to $2.3 million in 1993. The 1993 provision for losses is comprised of a $2.0 million reserve against the carrying value of undeveloped land in downtown Atlanta, Georgia and a $300,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Gains on sale of real estate increased from $481,000 in 1993 to $3.2 million in 1994. This increase is primarily attributable to the Company's equity share ($895,000) of TCI's third quarter $2.2 million gain on the sale of an apartment complex and the Company's equity share ($1.9 million) of NRLP's fourth quarter gain on the sale of two apartment complexes.

The Company reported $3.8 million extraordinary gain in 1993 compared to a $323,000 extraordinary gain in 1994. In 1993, $3.4 million of the extraordinary gain represents the Company's equity share of NRLP's extraordinary gain of $9.0 million from the acquisition at a discount of its mortgage debt and $443,000 is due to a lender's forgiveness of a portion of a first mortgage, upon the Company's early payoff of a second lien mortgage secured by the same property. In 1994, $273,000 of the extraordinary gain is the Company's equity share of TCI's settlement of litigation with a lender and the remaining $50,000 is due to a lender's forgiveness of a portion of a first mortgage, from the Company's early payoff of the second lien mortgage secured by the same property.

1993 Compared to 1992. The Company reported a net loss of $4.4 million in 1993 as compared to a net loss of $9.6 million in 1992. The primary factors contributing to the decrease in Company's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $1.4 million in 1992 to $2.6 million in 1993. This increase was attributable to an increase of $388,000 from improved occupancy and rents at the Company's commercial properties and $271,000 and $296,000 from the 1993 acquisitions of Boulevard Villas Apartments and Kansas City Holiday Inn. Offsetting these increases were an additional $124,000 of property taxes and hazard insurance premiums incurred in 1993 on land owned by the Company.

Interest income decreased from $5.7 million in 1992 to $5.0 million in 1993. This decrease is primarily due to a $639,000 decrease from the settlement of a note receivable and related note payable. Decreases of $262,000 due to mortgage notes receivable foreclosed or restructured in 1992 or 1993, $192,000 due to nonperforming, nonaccruing loans, and $339,000 due to principal payoffs and paydowns, and/or sales of notes receivable during 1992 or 1993 were offset in part by a $277,000 increase in interest income from the 1992 mid-year sale of the Continental Hotel and Casino.

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

General and administrative expenses decreased from $2.3 million in 1992 to $1.8 million in 1993. The decrease is primarily attributable to legal costs incurred in 1992 in connection with the Continental Hotel and Casino bankruptcy and Southmark litigation. See NOTE 17. "COMMITMENTS AND CONTINGENCIES."

Provision for losses decreased from $3.7 million in 1992 to $2.3 million in 1993. The 1993 provision for losses is comprised of a $2.0 million reserve against the carrying value of undeveloped land in downtown Atlanta, Georgia and a $300,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable. The 1992 provision for losses is comprised of a $800,000 reduction in the estimated fair value of the collateral securing a mortgage note receivable subsequently foreclosed, $404,000 to reserve against the carrying value of a mortgage note receivable subsequently sold, $1.3 million to reserve against the carrying value of first mortgage note and $771,000 related to the Company's agreement to sell its National Income Realty Trust ("NIRT") shares.

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

The Company recognized a $3.8 million extraordinary gain in 1993 as compared to no extraordinary gain in 1992. $3.4 million of the extraordinary gain represents the Company's equity share of NRLP's extraordinary gain of $9.0 million from the acquisition at a discount of its mortgage debt and $443,000 from a lender's forgiveness of a portion of a first mortgage upon the Company's early payoff of a second lien mortgage secured by the same property.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies

In January 1995, NRLP, Syntek Asset Management, L.P. ("SAMLP") and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP and for the resolution of all related matters under the 1990 settlement of a class action lawsuit. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

The Implementation Agreement shall be submitted to the Judge appointed pursuant to the class action settlement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP, shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which NRLP may owe to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP or its affiliates may owe to NRLP. Any amounts which NRLP may be determined to owe to SAMLP may be paid over a period of time to be determined by the parties on terms which shall not hinder NRLP's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner nominee does not stand for election or is not elected, the existing class action settlement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters (Continued)

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

Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Company's interest income recognition policy but may require the classification of otherwise performing loans as impaired.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                       Page
                                                                                                      ------
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . .     43

Consolidated Balance Sheets -
  December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44

Consolidated Statements of Operations -
  Years Ended December  31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . .     45

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . .     47

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . .     48

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     51

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . .     81

Schedule IV  - Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . .     83




All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
American Realty Trust, Inc.


We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                  BDO SEIDMAN




Dallas, Texas
March 28, 1995

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                          ----------------------------------
                                                                              1994                  1993
                                                                          -------------        -------------
                                                                                (dollars in thousands)

                   Assets
                   ------

Notes and interest receivable
  Performing (including $6,127 in 1994 and
  $5,527 in 1993 from affiliate)  . . . . . . . . . . . . . . .           $      47,378        $      28,547
  Nonperforming, nonaccruing  . . . . . . . . . . . . . . . . .                   2,315               23,222
                                                                          -------------        -------------
                                                                                 49,693               51,769
Real estate held for sale, (net of accumulated
  depreciation of $5,423 in 1994 and $5,320
  in 1993)  . . . . . . . . . . . . . . . . . . . . . . . . . .                  23,748               21,426

Less - allowance for estimated losses . . . . . . . . . . . . .                  (8,201)              (9,913)
                                                                          -------------        -------------
                                                                                 65,240               63,282
Real estate held for investment (net of accumu-
  lated depreciation of $1,396 in 1994 and $1,424
  in 1993)  . . . . . . . . . . . . . . . . . . . . . . . . . .                  27,950               31,011

Marketable equity securities, at market value . . . . . . . . .                   1,309                  -
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                     193                  843
Investments in real estate entities . . . . . . . . . . . . . .                  38,844               40,005
Other assets (including $477 in 1993 due from
  affiliate)  . . . . . . . . . . . . . . . . . . . . . . . . .                   3,826                4,720
                                                                          -------------        -------------
                                                                          $     137,362        $     139,861
                                                                          =============        =============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable (including $9,732 in
  1994 and $10,495 in 1993 due to affiliates) . . . . . . . . .           $      45,695        $      53,693
Margin borrowings . . . . . . . . . . . . . . . . . . . . . . .                  26,391               16,147
Accounts payable and other liabilities
  (including $1,505 in 1994 and $3,637 in 1993
  due to affiliate) . . . . . . . . . . . . . . . . . . . . . .                   8,921               10,552
                                                                          -------------        -------------
                                                                                 81,007               80,392

Minority interest . . . . . . . . . . . . . . . . . . . . . . .                     461                1,149

Redeemable Common Stock; issued and outstanding
  360,000 shares  . . . . . . . . . . . . . . . . . . . . . . .                     -                  2,200

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value authorized
  16,667,000 shares; issued and outstanding
  2,929,164 shares in 1994 and 2,525,164 shares
  in 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .                      29                   25
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .                  66,749               64,553
Accumulated (deficit) . . . . . . . . . . . . . . . . . . . . .                 (10,884)              (8,458)
                                                                          -------------        -------------
                                                                                 55,894               56,120
                                                                          -------------        -------------
                                                                          $     137,362        $     139,861
                                                                          =============        =============


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             Years Ended December 31,
                                                             ----------------------------------------------------
                                                                  1994               1993               1992
                                                             -------------       -------------     --------------
                                                                    (dollars in thousands, except per share)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . .          $      18,013       $       7,885     $        4,848
 Interest (including $366 in 1994, $48 in
    1993 and $277 in 1992 from affiliates)  . . . .                  3,959               4,984              5,728
 Equity in (losses) of investees  . . . . . . . . .                 (2,529)             (4,014)            (3,388)
 Other  . . . . . . . . . . . . . . . . . . . . . .                  1,098                 558                905
                                                             -------------       -------------     --------------

                                                                    20,541               9,413              8,093

Expenses
 Property operations (including $70 in
    1994, $45 in 1993 and $49 in 1992 to
    affiliates)   . . . . . . . . . . . . . . . . .                 13,013               5,273              3,460
 Interest (including $589 in 1994, $1,029
    in 1993 and $699 in 1992 to affiliates)   . . .                  7,875               6,497              7,227
 Advisory and servicing fees to affiliate   . . . .                  1,242               1,257              1,340
 General and administrative (including
    $434 in 1994, $288 in 1993 and $299
    in 1992 to affiliate)   . . . . . . . . . . . .                  2,562               1,819              2,325
 Depreciation and amortization  . . . . . . . . . .                  1,620               1,130              1,259
 Provision for losses   . . . . . . . . . . . . . .                    -                 2,300              3,757
 Minority interest  . . . . . . . . . . . . . . . .                    169                (159)              (204)
                                                             -------------       -------------     --------------

                                                                    26,481              18,117             19,164
                                                             -------------       -------------     --------------

(Loss) from operations  . . . . . . . . . . . . . .                 (5,940)             (8,704)           (11,071)
Income tax benefit (expense)  . . . . . . . . . . .                     (9)                (11)               921
                                                             -------------       -------------     --------------

(Loss) before gain on sale of real estate
 and extraordinary gain   . . . . . . . . . . . . .                 (5,949)             (8,715)           (10,150)

Gain on sale of real estate . . . . . . . . . . . .                  3,200                 481                566
Extraordinary gain  . . . . . . . . . . . . . . . .                    323               3,807                -
                                                             -------------       -------------     --------------

Net (loss)  . . . . . . . . . . . . . . . . . . . .                 (2,426)             (4,427)            (9,584)

Redeemable Common Stock,
 accretion of discount  . . . . . . . . . . . . . .                    -                  (129)              (258)
                                                             -------------       -------------     --------------

Net (loss) applicable to Common shares  . . . . . .          $      (2,426)      $      (4,556)    $       (9,842)
                                                             =============       =============     ==============

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)




                                                                             Years Ended December 31,
                                                             --------------------------------------------------------
                                                                   1994                1993               1992
                                                             -----------------   -----------------     --------------
Earnings per share
(Loss) before gain on sale of real estate
 and extraordinary gain   . . . . . . . . . . . .            $           (1.95)  $           (2.88)             (4.18)

Gain on sale of real estate . . . . . . . . . . .                         1.05                 .16                .23
Extraordinary gain  . . . . . . . . . . . . . . .                          .11                1.26                -
                                                             -----------------   -----------------     --------------

Net (loss)  . . . . . . . . . . . . . . . . . . .                         (.79)              (1.46)             (3.95)

Redeemable Common Stock,
 accretion of discount  . . . . . . . . . . . . .                          -                  (.04)              (.11)
                                                             -----------------   -----------------     --------------

Net (loss) applicable to Common
 shares   . . . . . . . . . . . . . . . . . . . .            $            (.79)  $           (1.50)    $        (4.06)
                                                             =================   =================     ==============



Weighted average Common shares used in
 computing earnings per share   . . . . . . . . .                    3,052,219           3,025,275          2,453,292
                                                             =================   =================     ==============



       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Accumu-
                                       Common Stock                                 lated
                                -------------------------         Paid-in          Earnings          Stockholders'
                                 Shares         Amount            Capital         (Deficit)             Equity
                                --------     ------------      ------------     ------------        --------------
                                                             (dollars in thousands)
Balance,
 January 1, 1992  . . .        2,117,437     $         21      $     64,260     $      5,940        $       70,221

Common Stock issued . .          427,359                4                93              -                      97

Accretion of discount
 on redeemable
 Common Stock . . . . .              -                -                 -               (258)                 (258)

Fractional shares
 reacquired . . . . . .              (15)             -                 -                -                     -

Net (loss)  . . . . . .              -                -                 -             (9,584)               (9,584)
                               ---------     ------------      ------------     ------------        --------------
Balance,
 December 31, 1992  . .        2,544,781               25            64,353           (3,902)               60,476

Common Stock issued . .          174,509                2               198              -                     200

Fractional shares
 reacquired . . . . . .            (126)              -                 -                -                     -

Accretion of discount
 on redeemable
 Common Stock . . . . .              -                -                 -               (129)                 (129)

Common Stock retired  .         (195,000)              (2)                2              -                     -

Net (loss)  . . . . . .              -                -                 -             (4,427)               (4,427)
                               ---------     ------------      ------------     ------------        --------------
Balance,
 December 31, 1993  . .        2,524,164               25            64,553           (8,458)               56,120

Reclassification of
 Redeemable Common
 Stock  . . . . . . . .          360,000                4             2,196              -                   2,200

Common Stock issued . .          240,000                2                (2)             -                     -


Common Stock retired  .         (195,000)              (2)                2              -                     -

Net (loss)  . . . . . .              -                -                 -             (2,426)               (2,426)
                               ---------     ------------      ------------     ------------        --------------
Balance,
 December 31, 1994  . .        2,929,164     $         29      $     66,749     $    (10,884)       $       55,894
                               ---------     ------------      ------------     ------------        --------------


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For The Years Ended December 31,
                                                             ----------------------------------------------------
                                                                 1994                1993               1992
                                                             -------------       -------------     --------------
                                                                            (dollars in thousands)
Cash Flows From Operating Activities
 Rentals collected  . . . . . . . . . . . . . . .            $      17,130       $       8,317     $        4,565
 Interest collected (including $277 in
  1992 from affiliates) . . . . . . . . . . . . .                    3,829               4,584              4,412
 Distributions from equity investees'
  operating activities  . . . . . . . . . . . . .                    1,642                 676                -
 Interest paid (including $213 in 1994,
  $275 in 1993 and $309 in 1992 to
  affiliate)  . . . . . . . . . . . . . . . . . .                   (4,286)             (4,689)            (6,573)
 Payments for property operations
  (including $70 in 1994, $45 in 1993
  and $49 in 1992 to affiliate) . . . . . . . . .                  (13,162)             (6,122)            (3,519)
 Advisory fee paid to affiliate . . . . . . . . .                   (1,242)             (1,295)            (1,447)
 General and administrative expenses paid
  (including $434 in 1994, $288 in 1993
  and $299 in 1992 to affiliate)  . . . . . . . .                   (2,384)             (1,517)            (2,298)
 Litigation settlement  . . . . . . . . . . . . .                     (750)                -                  -
 Other  . . . . . . . . . . . . . . . . . . . . .                      235                  91                -
                                                             -------------       -------------     --------------

  Net cash provided by (used in) operating
   activities . . . . . . . . . . . . . . . . . .                    1,012                  45             (4,860)



Cash Flows From Investing Activities
 Collections on notes receivable (including
  $112 in 1992 from affiliates) . . . . . . . . .                    2,757               1,481              3,951
 Proceeds from sale of notes receivable . . . . .                      -                   -                  496
 Purchase of marketable equity securities . . . .                  (16,518)                -                  -
 Proceeds from sale of marketable
  equity securities . . . . . . . . . . . . . . .                   15,123               2,202              1,002
 Deposit on acquisition of mortgage note
  receivable  . . . . . . . . . . . . . . . . . .                      -                  (300)            (1,000)
 Notes receivable funded  . . . . . . . . . . . .                     (700)               (609)              (261)
 Proceeds from sale of real estate  . . . . . . .                    4,058               2,305              2,434
 Distributions from equity investees'
  investing activities  . . . . . . . . . . . . .                      514                 -                  -
 Acquisition of and improvements to real
  estate  . . . . . . . . . . . . . . . . . . . .                   (2,168)             (2,013)            (1,397)
 Investment in real estate entities . . . . . . .                   (6,884)             (3,976)            (4,003)
                                                             -------------       -------------     --------------

  Net cash provided by (used in) investing
   activities . . . . . . . . . . . . . . . . . .                   (3,818)               (910)             1,222


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                         For The Years Ended December 31,
                                                             ----------------------------------------------------
                                                                  1994                1993              1992
                                                             -------------       -------------     --------------
                                                                            (dollars in thousands)
Cash Flows From Financing Activities
 Proceeds from notes payable  . . . . . . . . . .            $         710       $      15,677     $       16,755
 Margin borrowings, net . . . . . . . . . . . . .                    8,598               6,466              1,680
 Proceeds from issuance of Common Stock
  and redeemable Common Stock . . . . . . . . . .                      -                   200              1,909
 Payments on notes payable (including
  $1,320 in 1994, $384 in 1993 and $5,420
  in 1992 to affiliate) . . . . . . . . . . . . .                   (5,151)            (17,350)           (18,966)
 Southmark settlement payments  . . . . . . . . .                     (435)               (950)              (914)
 Net collections (advances) to/from
  affiliates  . . . . . . . . . . . . . . . . . .                   (1,566)             (2,845)             3,239
                                                             -------------       -------------     --------------
  Net cash provided by financing
   activities . . . . . . . . . . . . . . . . . .                    2,156               1,198              3,703
                                                             -------------       -------------     --------------

Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . .                     (650)                333                 65
Cash and cash equivalents, beginning of year  . .                      843                 510                445
                                                             -------------       -------------     --------------

Cash and cash equivalents, end of year  . . . . .            $         193       $         843     $          510
                                                             =============       =============     ==============


Reconciliation of net (loss) to net
 cash provided by (used in) operating
 activities
Net (loss)  . . . . . . . . . . . . . . . . . . .            $      (2,426)      $      (4,427)    $       (9,584)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities
  Extraordinary gain  . . . . . . . . . . . . . .                     (323)             (3,807)               -
  Gain on sale of real estate . . . . . . . . . .                   (3,200)               (481)              (566)
  Depreciation and amortization . . . . . . . . .                    1,620               1,130              1,259
  Provision for losses  . . . . . . . . . . . . .                      -                 2,300              3,757
  Equity in losses of investees . . . . . . . . .                    2,529               4,014              3,388
  Distributions from equity investees'
   operating activities . . . . . . . . . . . . .                    1,642                 676                -
  Decrease in accrued interest receivable . . . .                      (18)             (1,588)            (1,081)
  (Increase) decrease in other assets . . . . . .                      228                 422             (1,726)
  Increase (decrease) in accrued interest
   payable  . . . . . . . . . . . . . . . . . . .                      575               1,954               (988)
  Increase (decrease) in accounts payable
   and other liabilities  . . . . . . . . . . . .                      150               (148)                706
  (Decrease) in deferred taxes  . . . . . . . . .                      -                   -                 (939)
  Other . . . . . . . . . . . . . . . . . . . . .                      235                 -                  -
                                                             -------------       -------------     --------------
  Net cash provided by (used in)
   operating activities . . . . . . . . . . . . .            $       1,012       $          45     $       (5,774)
                                                             =============       =============     ==============

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                         For The Years Ended December 31,
                                                                -------------------------------------------------
                                                                   1994               1993                1992
                                                                ----------         ----------          ----------
                                                                             (dollars in thousands)
Schedule of noncash investing activities

Settlement agreement with Southmark
 Corporation
  Carrying value of assets received . . . . . . .            $         -         $         -       $        5,134
  Carrying value of payables assumed  . . . . . .                      -                   -               (2,335)
  Carrying value of interest in Syntek
  Asset Management, L.P. transferred  . . . . . .                      -                   -               (2,549)
  Carrying value of note receivable from
  Novus Nevada, Inc. canceled.  . . . . . . . . .                      -                   -                 (250)

Acquisition of real estate financed by debt . . .                    6,800               5,400             10,555

Real estate sales financed by purchase
 money mortgages  . . . . . . . . . . . . . . . .                    1,400                 -               18,142

Carrying value of real estate acquired
 through foreclosure in satisfaction of
 notes receivable with carrying values of
 $8,443 in 1993 and $6,779 in 1992  . . . . . . .                      -                 7,115              6,732

Carrying value of real estate securities
 acquired through assumption of debt with a
 carrying value of $6,080 in 1994 and
 $2,137 in 1992 . . . . . . . . . . . . . . . . .                    9,810                 -                1,135

Sale of real estate subject to debt . . . . . . .                                       (5,534)                -

Settlement of term loan obligation in
 exchange for a note receivable
 participation with a carrying value of
 $9,895 . . . . . . . . . . . . . . . . . . . . .                      -                (9,863)               -

Carrying value of real estate obtained in
 satisfaction of a receivable with a
 carrying value of $125 . . . . . . . . . . . . .                      125


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

Certain balances for 1992 and 1993 have been reclassified to conform to the 1994 presentation.

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

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Company's estimate of net realizable value of the property or the collateral securing such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose.
The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 7.5% and 4.8% as of December 31, 1994 and 1993, respectively), is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically, and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

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

Investment in real estate entities. Because the Company may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees, the Company accounts for such investments by the equity method. Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and any additional investment and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except that foreclosed properties held for sale, which are recorded at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

Present value premiums/discounts. The Company provides for present value premiums and discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such premiums and discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

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

Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable the estimated fair value of the Company's interest in the collateral property was used. For marketable equity securities fair value was based on the year end closing market price of each security. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Company. The amounts ultimately realized may vary significantly from the estimated fair
values presented.   For notes payable the fair value was estimated using
current rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock and redeemable Common Stock outstanding during each year.

NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P.

In July 1989, the Company acquired Southmark Corporation's ("Southmark") 96% limited partner interest in SAMLP, the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner, and until March 4, 1994, William
S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP. In February 1992, in accordance with the provisions of the settlement of the Southmark adversary proceedings, the Company assigned to Southmark a 19.2% limited partner interest in SAMLP. See
NOTE 17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings."

NRLP, SAMLP and Messrs. Phillips and Friedman were among the defendants in a class action lawsuit arising from the formation of NRLP. An agree-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

ment settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provides for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify Messrs. Phillips and Friedman, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest in the amount of $631,000 was paid by SAMLP in May 1994.

The Settlement Agreement provides for the resignation and replacement of SAMLP as general partner if the unit price targets are not met for two consecutive anniversary dates. NRLP did not meet the unit price targets for the first and second anniversary dates. On July 8, 1992, SAMLP notified the NRLP oversight committee of the failure of NRLP to meet the unit price targets for two successive years and that it expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $33.0 million at December 31, 1994, before reduction for the principal balance ($4.2 million at December 31, 1994) and accrued interest ($4.3 million at December 31, 1994) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee previously has informed NRLP that it calculated the amount of such Redeemable General Partner Interest, to be less than the amount calculated by SAMI. Any dispute pertaining to the amount of the Redeemable General Partner Interest upon the withdrawal of SAMLP as general partner of NRLP and NOLP, will be resolved by the Judge appointed pursuant to the class action settlement to supervise its implementation (the "Supervising Judge"). NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on the Company's investment in limited partner units of NRLP ($13.7 million at December 31, 1994).

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

In January 1995, NRLP, SAMLP and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner and for the resolution of all related matters under the class action settlement. The Implementation Agreement is subject to receipt of a notice from the proposed successor general partner nominee that it consents to stand for election as the successor general partner.

The Implementation Agreement shall be submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall resign as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP, shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which NRLP may owe to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP or its affiliates may owe to NRLP. Any amounts which NRLP may be determined to owe to SAMLP may be paid over a period of time to be determined by the parties on terms which shall not hinder NRLP's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner nominee does not stand for election or is not elected, the existing settlement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE

                                                         1994                                   1993
                                           ---------------------------------      ------------------------------
                                             Estimated                              Estimated
                                                Fair                Book               Fair              Book
                                               Value               Value              Value             Value
                                           --------------       ------------      ------------       ------------
Notes Receivable
 Performing (including $10,930
    in 1994 and $5,527 in 1993
    from affiliates)  . . . . . . .        $       54,032       $     51,844      $     27,532       $     28,756
 Nonperforming, nonaccruing   . . .                 2,325              2,206            26,724             27,262
                                           --------------       ------------      ------------       ------------
                                           $       56,357             54,050      $     54,256             56,018
                                           ==============                         ============

 Interest receivable  . . . . . . .                                      286                                  268
 Unamortized premiums/
    (discounts) . . . . . . . . . .                                      (26)                                 100
 Deferred gains   . . . . . . . . .                                   (4,617)                              (4,617)
                                                                ------------                         ------------
                                                                $     49,693                         $     51,769
                                                                ============                         ============

The Company does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For the years 1994, 1993 and 1992 unrecognized interest income on such nonperforming notes receivable totaled $2.0 million, $3.1 million and $943,000, respectively.

Notes receivable at December 31, 1994, mature from 1995 to 2014 with interest rates ranging from 6.8% to 14.0% and the weighted average rate of 8.9%. A small percentage of these notes receivable carry a variable interest rate. Notes receivable include notes generated from property sales which have interest rates adjusted at the time of sale to yield rates ranging from 6% to 14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $32.0 million are due in 1995 of which $1.9 million is due on nonperforming notes receivable.

Nonrecourse participations totaling $2.6 million at both December 31, 1994 and 1993, have been deducted from notes receivable.

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

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in Lubbock, Texas with a carrying value of $2.0 million prior to transfer, a $1.5 million senior participation in a second lien mortgage note secured by the Las Vegas Plaza, a retail shopping center in Las Vegas, Nevada, with a carrying value of $18.8 million prior to transfer, a $315,000 participation in a first mortgage note secured by unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note secured by the Country Club Apartments, an apartment complex in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note secured by a hotel site in Lihue, Hawaii, a $1.0 million first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first lien mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received. In March 1992, the Company received payment in full on the $118,000 note secured by the single-family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions, of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement.
In September 1992, the Court approved the Receiver's Petition for an Order of Liquidation for the insurance company.

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the note receivable secured by land in Maricopa County, Arizona, to its then estimated fair value. The Company foreclosed on the land securing the note in June 1992. In December 1992, the Company recorded an additional provision for loss on such land of $349,000 to reduce the land's carrying value to its then estimated fair value. During September 1992, the Company recorded the insubstance foreclosure of the hotel site in Lihue, Hawaii, which secured the $1.9 million first mortgage participation received by the Company. In March 1995, the Company collected in full the second lien mortgage note secured by the Country Club Apartments, but did not remit such amount to the insurance company.

The Company has reached a settlement with the Receiver for the insurance company which was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company is to return to the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

Company all of the assets which it received from the Company, except for the participation in the first mortgage note secured by unimproved land in Virginia Station, Virginia. In exchange, the Company is to return to the insurance company $1.0 million in cash and all assets which it received from the insurance company, other than the note secured by the residence in Colorado which the Company collected. The asset transfers and the Company's cash payment are anticipated to occur in second quarter of 1995. The settlement requires the Company to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfers are completed. Interest is payable monthly in advance. The Company expects to incur no loss on the settlement in excess of amounts previously provided.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida has failed to make the required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's maturity on November 1, 1993. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994, the borrower paid the Company a total of $235,000 in nonrefundable fees to delay foreclosure of the property. In February and March 1995, the borrower paid the Company a total of $35,000 to delay the foreclosure until April 24, 1995. The note had a principal balance of $1.6 million at December 31, 1994. The Company does not expect to incur any loss upon foreclosure of the collateral property as its estimated fair value exceeds the carrying value of the note.

The borrower on a $1.9 million first mortgage note receivable failed to make the principal payment due on December 31, 1992, the note's maturity date. The note was secured by a vacant, former hotel in Shaker Heights, Ohio. In December 1992, the Company recorded a provision for loss of $1.3 million to reduce the carrying value of the note to the estimated fair value of the collateral, as a hotel. In June 1994, the Company and the borrower entered into an agreement of settlement and release. The Company accepted $1.0 million in cash and the right to participate in the future appreciation of the property, if any, in full payment of its note. The Company incurred no loss in excess of the amounts previously provided.

The Company did not receive the payment due on October 1, 1991 on the first mortgage note receivable secured by the 386 Ocean Parkway Co-op. In February 1994, the Company agreed to reinstate and modify its note in exchange for the pledge to the Company, as additional collateral, of 21 shares in the co-op equating to 21 unsold apartment units. The reinstated note reduced the principal balance from $900,000 to $750,000, waived all defaults on the note and extended the maturity date of the note to September 15, 1999. In December 1993, the Company recorded a provision for losses of $300,000 to reduce the carrying value of the note to its estimated sales price. In June 1994, the Company sold its

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

mortgage note and the 21 unsold apartment units for $450,000 in cash. The Company incurred no loss on the sale in excess of the amounts previously provided.

In March 1994, as partial consideration for the sale of a restaurant site in Los Angeles, California, the Company provided $100,000 of purchase money financing. The note bears interest at the rate of 8% per annum and requires monthly interest only payments until May 1, 1997, at which time the principal balance shall have been paid down to no more than $50,000. Interest only payments are to continue until the note's maturity on April 1, 1999, at which time all unpaid principal and accrued interest shall be due. See NOTE 4. "REAL ESTATE."

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $22 million note bears interest at 11%, originally was to mature June 19, 1995, and required monthly interest payments of $175,000 through December 1993, $250,000 through June 1, 1995 and a "balloon" payment at maturity. The $500,000 note was paid off in July 30, 1993. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. Payments of interest and principal on the Company's wraparound note receivable are made directly by the borrower to the holder of the first and second lien mortgages and are applied against interest and principal thereon. In October 1993, the borrower ceased making the monthly payments required by the Company's wraparound mortgage note receivable to the holder of the first and second lien mortgages. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens. The Company's modified wraparound mortgage note receivable continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance and required payments of $150,000 per month through January
1, 1995, at which time the monthly payments increased to $175,000 until July 1, 1995, the note's new maturity date, when the unpaid principal balance together with any accrued but unpaid interest is due. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1994, including compounded interest.

In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder agreed to forebear

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

exercising its rights under the first and second liens on the condition that the Company remit to it the greater of either $150,000 or all sums received by the Company, after May 1, 1994, on the Company's wraparound mortgage note receivable and that the Company make a principal reduction payment of $225,000 upon execution of the forbearance agreement, which was made on June 29, 1994. The Company is in compliance with the terms of the forbearance agreement.

As discussed in NOTE 4. "REAL ESTATE", in March 1993, the Company recorded the insubstance foreclosure of the Kansas City Holiday Inn, the collateral securing a mortgage note receivable with a principal balance of $7.0 million at the date of foreclosure. In June 1993, the Company acquired the first mortgage note secured by Boulevard Villas Apartments foreclosing on the collateral property in July 1993. The Company held a second lien mortgage that was in default at December 31, 1992.

Also as discussed in NOTE 4. "REAL ESTATE", in November 1994, the Company sold its apartment complex in San Antonio, Texas, along with its three apartment complexes in Biloxi, Mississippi to a newly formed partnership in exchange for a 27% limited partner interest, $3.2 million in net cash, $100,000 certificate of deposit and second and third lien mortgages totaling $1.3 million secured by the apartment complex in San Antonio, Texas. Both notes require interest only payments at the rate of 6% per annum, with principal and any accrued but unpaid interest due at maturity, September 1, 2004.

At December 31, 1994, the Company held a mortgage note receivable which it had acquired in 1989, secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. In May 1992, a settlement was entered into between the Company and the guarantors. In accordance with the terms of the settlement, the borrower made a principal reduction payment of $127,812, and monthly interest payments on the note at a rate of 10% per annum. The note matured May 11, 1993. Effective May 11, 1993, the note was again modified to bear interest at 18% per annum, have a maturity date of October 1, 1993, and provide for monthly principal payments of $200,000 July 1, 1993 through October 1, 1993. The Company received none of the payments required by this second modification. Effective September 1, 1993, the note was modified a third time. The guarantors paid $100,000, $68,000 of which was applied to reduce the note's principal balance and the remainder to bring interest on the note current. The third modification extended the note's maturity date to September 1, 1995, required monthly interest payments at 12% per annum beginning October 1, 1993 and a $25,000 principal reduction payment every ninety days beginning December 1, 1993. The borrower has failed to make the required payments of principal and interest since December 1, 1994. The Company has accelerated the note and is in the process of instituting foreclosure proceedings as well as actions against the guarantors' of the note. The principal balance of the note was $422,000 at December 31, 1994. The Company expects to incur no loss on this note in excess of amounts previously provided.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

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

In January 1992, the Company received notice that the lender had declared an event of default on the $14.0 million loan and in June 1993 the lender foreclosed on the hotel securing the loan. In May 1994, the Company and the lender entered into a settlement agreement relating to the Company's performance under its guarantee. Pursuant to the settlement agreement the Company is to pay a total of $850,000 to the lender, $750,000 was paid in 1994, with the remaining $100,000 to be paid on or before March 31, 1995. The Company had written off its two notes receivable secured by the foreclosed hotel as uncollectible as of December 31, 1993. The Company did not incur a loss with respect to either the guarantee settlement or the notes receivable in excess of the amounts previously provided.

Related party. In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with Basic Capital Management, Inc. ("BCM" or the "Advisor"), the Company's advisor. The Company owns a 76.8% limited partner interest in SAMLP which it consolidates for financial statement purposes. In June 1991, Equity Health merged into BCM, and BCM assumed the note. The loan matured on May 9, 1994 and its outstanding balance of $497,000, including accrued but unpaid interest, was paid in full.

NOTE 4.  REAL ESTATE

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

At December 31, 1992, the Company held a mortgage note receivable with an outstanding principal balance of $7.0 million secured by the Kansas City Holiday Inn, a 303 room hotel in Kansas City, Missouri. In April 1993, title to the hotel was conveyed to a wholly-owned subsidiary of the Company, subject to the Company's note receivable. The Company

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE (Continued)

incurred no loss on foreclosure in excess of the amounts previously provided. The Company's note receivable is pledged as collateral for a $3.0 million loan to the Company from a financial institution.

In November 1994, the Company sold its three Mississippi apartment complexes, Watersedge III Apartments, Edgewater Garden Apartments, Chateau Bayou Apartments, and its apartment complex in San Antonio, Texas, Mediterranean Villa Apartments, to a newly formed limited partnership in exchange for, a 27% limited partner interest in the partnership, $3.2 million in net cash, a $100,000 certificate of deposit, and second and third liens totaling $1.3 million secured by the Mediterrean Villa Apartments. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The Company has deferred any gain related to the property sales due to the Company having a continuing ownership interest in the properties, through its 27% limited partner interest in the owning partnership and the Company also having the option to reacquire the properties and unwind the partnership under certain circumstances. The Company's option to repurchase the properties and unwind the partnership may be exercised at anytime after September 15, 1995, but prior to September 2, 1997. However, if at anytime during the option period, the net equity of the properties (fair market value less unpaid principal and accrued but unpaid interest then owing on the loans secured by the first mortgages) falls to below $7.5 million, the partnership shall have the right to request in writing that the Company exercise its purchase option within 90 days of the Company's receipt of such request. If the Company fails to exercise the option within such 90 day period, the option terminates. The deferred gain of $5.6 million is offset against the Company's investment in the partnership in the accompanying December 31, 1994, Consolidated Balance Sheet.

In March 1994, the Company sold a restaurant site in Los Angeles, California, that was held for sale for $190,000. The Company received $90,000 in cash and provided purchase money financing of $100,000. The Company recognized a gain of $18,000 gain on the sale. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

Also in March 1994, the Company acquired for $26,000 in cash, all of the capital stock of the corporate general partner of Merchandise Mart Associates, Ltd. (" Mart, Ltd."). Concurrently, the Company also acquired all of the capital stock of Garden Capital Merchandise Mart, Inc. ("GCMMI") for $1,000 and the assumption of $271,000 in debt including $125,000 payable to the Company. The GCMMI stock was purchased from individuals who also own the corporate general partner of a limited partnership in which NOLP is a 99.3% limited partner. (See NOTE 6. "INVESTMENTS IN REAL ESTATE ENTITIES.") The assets of GCMMI included a wraparound mortgage note receivable with a principal balance of $33.4 million secured by the Denver Mart, a 509,008 square foot merchandise mart in Denver, Colorado, title to the Inn at the Mart, a 156 room hotel adjacent to the Denver Mart and parcels of land contiguous to the Mart. In May 1992,

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE (Continued)

the Company had acquired title to land in Denver, Colorado subject to a ground lease to Mart, Ltd. as lessee, for the operation of the Denver Mart and a 2.9% limited partner interest in Mart, Ltd.

Both the ground lease and the wraparound mortgage note receivable were in default at their respective dates of acquisition and have remained so. The Company is funding operating deficits and is entitled to receive all cash flow, if any, from the Denver Mart. Effective April 1, 1994, the Company recorded the acquisition of the Denver Mart and the assumption of underlying debt of $6.1 million. The Company acquired the wraparound mortgage and the general partner of Mart, Ltd. with the intent of acquiring the Denver Mart, hence its classification as held for investment. See NOTE 8. "NOTES AND INTEREST PAYABLE."

During the first quarter of 1992, a mortgage note receivable with an original principal balance of $1.0 million, secured by the Boulevard Villas Apartments, a 303 unit apartment complex in Las Vegas, Nevada, became nonperforming. Subsequently, the borrower on the note filed for bankruptcy protection. In October 1992, the Company reached an agreement with the first lienholder to acquire its mortgage of $8.3 million for $6.8 million, paying $1.0 million upon signing the purchase agreement. In June 1993, the Company and the first lienholder modified the note purchase agreement to allow the Company to become the owner of the mortgage and foreclose on the collateral property. The first lienholder provided purchase money financing for the then balance owed under the note purchase agreement. The Company completed foreclosure of the collateral property in July 1993. In October 1993, the Company refinanced the property in the amount of $6.0 million. The Company realized net financing proceeds of $280,000 after the payoff of the existing mortgage of $5.3 million and the establishment of required repair and tax escrows and the payment of associated refinancing costs.

In February 1995, the Company sold the Boulevard Villas Apartments for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with his $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas, with an approximate value of $8.5 million. In March 1995, the office building was sold and the Company's loan was paid in full. The Company received net cash of $3.4 million after the payoff of $5.9 million in existing mortgage debt. The Company will recognize a gain of approximately $1.0 million on the sale.

In 1991, the Company purchased all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas subject to $1.2 million of mortgage debt. The loan was paid in full August 1993. Through December 31, 1991, a total of 50 of the residential lots were sold for an aggregate gain of $250,000. During 1994, 1993 and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE (Continued)

1992, an additional 26, 56 and 37 residential lots, respectively, were sold for aggregate gains of $46,800, $220,000 and $190,000, respectively. At December 31, 1994, 29 lots remained to be sold.

Also in 1991, the Company purchased all of the capital stock of Denton Road Investment Corporation ("Denton Road"), a corporation which owns a 60% interest in a joint venture which in turn owned 113 partially developed residential lots in Denton, Texas. Proceeds from the lot sales were first applied to reduce the debt secured by the lots until March 30, 1993 when the debt was paid in full. During 1992, 47 of the residential lots were sold for an aggregate gain of $423,000. During 1993, 37 of the residential lots were sold for an aggregate gain of $356,000. During 1994, 25 additional lots were sold for an aggregate gain of $213,000. At December 31, 1994, 4 lots remained to be sold.

As of December 31, 1993, the Company recorded a provision for losses of $2.0 million to reduce the carrying value of 3.5 acres of undeveloped land in downtown Atlanta, Georgia to its then estimated fair value.

NOTE 5.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                       1994                    1993                    1992
                                                   -------------           -------------           -------------
Balance January 1,  . . . . . . . .                $       9,913           $      12,444           $      14,154
Provision for losses  . . . . . . .                          -                     2,300                   2,986
Amounts charged off . . . . . . . .                       (1,712)                 (3,159)                 (4,696)
Amounts reclassified to
   liabilities  . . . . . . . . . .                          -                    (1,672)                    -
                                                   -------------           -------------           -------------
Balance December 31,  . . . . . . .                $       8,201           $       9,913           $      12,444
                                                   =============           =============           =============

In addition to the provision for losses above, the provision for losses in the accompanying Consolidated Statement of Operations for 1992 includes a direct charge against earnings of $771,000 relating to the write down of the Company's investment in the equity securities of National Income Realty Trust ("NIRT") to an agreed sales price. See NOTE 6. "INVESTMENTS IN REAL ESTATE ENTITIES."

NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at December 31, 1994, includes
(i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, the operating partnership of NRLP, through its 76.8% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. Mr. Phillips, the Chairman of the Board and a

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

Director of the Company until November 16, 1992, is a general partner of SAMLP, the general partner of NRLP and NOLP and a director and Chief Executive Officer of SAMI. Oscar W. Cashwell, a Director of the Company, serves as President of BCM, the Company's advisor, the Trusts and as President and a director of SAMI, the managing general partner of SAMLP. In addition, BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the Trusts, NRLP and the joint venture partnerships using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Investment in real estate entities."

Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings. See NOTE 8. "NOTES AND INTEREST PAYABLE."

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1994 was as follows:

                                                                         Equivalent
                   Percentage                 Carrying                    Investee
                of the Company's              Value of                   Book Value              Market Value
                  Ownership at             Investment at                     at                 of Investment at
Investee       December 31, 1994         December 31, 1994           December 31, 1994          December 31, 1994
--------       -----------------         -----------------           -----------------          -----------------
NRLP                 48.1%                  $      13,727              $           *               $     31,623
CMET                 33.9                          11,389                    26,723                      14,850
IORT                 21.0                           2,285                     5,378                       3,267
TCI                  24.6                           7,833                    22,909                       9,782
                                            -------------                                          ------------
                                                   35,234                                          $     59,522
                                                                                                   ============

General partner
 interest in NRLP and NOLP                          7,791
Other                                              (4,181)
                                            -------------
                                            $      38,844
                                            =============

__________________

* At December 31, 1994, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $144.9 million (unaudited). Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1994.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1993 was as follows:

                                                                         Equivalent
                   Percentage                 Carrying                    Investee
                of the Company's              Value of                   Book Value              Market Value
                  Ownership at             Investment at                     at                 of Investment at
Investee       December 31, 1993         December 31, 1993           December 31, 1993          December 31, 1993
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

On February 25, 1992, in connection with the settlement of Southmark adversary proceedings, the Company assigned a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP, to Southmark. The Company had an option which expired on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. See NOTE
17. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings".

IORT is scheduled, unless and until its shareholders decide on a contrary course of action, to begin liquidation of its assets prior to October 24, 1996. IORT's Declaration of Trust requires the distribution to shareholders of (i) the net cash proceeds from sale or refinancing of equity investments received, and (ii) after October 24, 1996, the net cash proceeds received from the satisfaction of mortgage notes receivable. However, IORT's board of trustees has discretionary authority to hold any investment past October 24, 1996, should circumstances so dictate.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

In addition to the equity securities of the Trusts and NRLP, the Company also owned significant amounts of equity securities of two other publicly traded real estate investment trusts having, at the time, the same advisor as the Company and which the Company had accounted for using the equity method.

In September 1992, the Company agreed to sell its entire share holdings in Vinland Property Trust ("VPT") to Lucy N. Friedman, the wife of William S. Friedman, the President and a trustee of VPT. Mr. Friedman also served as the President and a Director of the Company until December 31, 1992. The agreement provided for the Company to sell the 831,620 VPT shares which it owned at the then current market price of $0.415 per share. The Company recognized a gain of $71,000 on the disposition of its VPT shares. As of December 31, 1992, the Company had transferred all of its VPT shares to Mrs. Friedman for $345,000 in cash.

Also, in September 1992, the Company agreed to sell its entire holdings in NIRT to Mr. Friedman, also the President and a trustee of NIRT, members of his family and his affiliates. The agreement provided for the Company to sell its 741,592 NIRT shares at the then market price of $6.875 per share. As payment for the NIRT shares, the Company received $2.9 million in cash ($657,000 in 1992 and $2.2 million in 1993) and $2.2 million in securities of CMET (105,096 shares at $6.625 per share), IORT (10,075 shares at $5.375 per share), TCI (118,500 shares at $5.25 per share) and NRLP (42,260 units at $20.50 per unit). In September 1992, the Company wrote the carrying value of its NIRT shares down to their agreed sales price, recorded a provision for loss of $771,000 and discontinued accounting for its investment in NIRT under the equity method. As of December 31, 1993, the Company had transferred all of its NIRT shares to Mr. Friedman and his affiliates and had received payment in full.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partnership interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. During 1993, 18 of the residential lots owned by the partnership were sold. During 1994, 42 additional lots were sold, with 227 lots remaining to be sold at December 31, 1994. See NOTE 8. "NOTES AND INTEREST PAYABLE".

In November 1994, the Company sold four apartment complexes to a newly formed limited partnership in exchange for cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold by the Company. In conjunction with

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

the exchange transaction the Company recorded a deferred gain of $5.6 million which is offset against the Company's investment in the partnership. See NOTE
3. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE."

Set forth below are summary financial data for the real estate entities the Company accounts for using the equity method (unaudited):

                                                         1994                   1993
                                                   ----------------       ----------------
Property and notes
  receivable, net . . . . . . . . . . . . . .      $        680,451       $        647,049
Other assets. . . . . . . . . . . . . . . . .                89,527                 80,680
Notes payable . . . . . . . . . . . . . . . .              (591,258)              (547,364)
Other liabilities . . . . . . . . . . . . . .               (73,027)               (63,212)
                                                   ----------------       ----------------
Equity  . . . . . . . . . . . . . . . . . . .      $        105,693       $        117,153
                                                   ================       ================


                                                        1994                   1993                  1992
                                                   ----------------       ----------------      ---------------
Revenues. . . . . . . . . . . . . . . . . . .      $        181,639       $        166,050      $       178,145
Depreciation. . . . . . . . . . . . . . . . .               (20,310)               (18,984)             (20,374)
Provision for losses. . . . . . . . . . . . .                (1,429)                (1,094)              (8,759)
Interest. . . . . . . . . . . . . . . . . . .               (54,409)               (50,661)             (57,529)
Operating expenses. . . . . . . . . . . . . .              (120,815)              (112,975)            (107,109)
Gains on sale of real estate. . . . . . . . .
  and partnership interests . . . . . . . . .                14,627                    389                  -
Extraordinary gains . . . . . . . . . . . . .                 1,189                 11,446                  -
                                                   ----------------       ----------------      ---------------
Net income (loss) . . . . . . . . . . . . . .      $            492       $         (5,829)     $       (15,626)
                                                   ================       ================      ===============

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent of its REIT taxable income, if any. TCI made no distributions in 1993 or 1994. In March 1993, CMET and IORT resumed regular quarterly distributions at the current rate of $0.15 per share. In December 1993, NRLP also resumed regular distributions at a rate of $0.20 per unit. The Company received distributions from CMET and IORT totaling $506,000 in 1993 and $170,000 from NRLP in December 1993. During 1994, the Company received distributions from CMET and IORT totaling $675,000 and $1.4 million from NRLP.

The Company's investments in the Trusts and NRLP were initially acquired in 1989. In 1994, the Company purchased an additional $6.5 million of equity securities of the Trusts and NRLP.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. Through December 31, 1994, the Company had made purchases of $16.5 million and sales of $15.1 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At December 31, 1994, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $242,000. In 1994, the Company realized a net loss of $101,000 from the sale of trading portfolio securities and received $274,000 in dividends on such securities. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.  NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                          1994                                1993
                                           ---------------------------------      -------------------------------
                                             Estimated                            Estimated
                                               Fair                Book              Fair               Book
                                               Value               Value             Value              Value
                                           --------------       ------------      ------------       ------------
Notes payable
 Mortgage loans . . . . . . . . . . . .    $       26,020       $     26,239      $     31,236       $     30,948
 Borrowings from financial
    institutions. . . . . . . . . . . .             7,929              9,298            11,958             11,842
 Notes payable to affiliates. . . . . .             1,533              5,166             3,501              6,486
                                           --------------       ------------      ------------       ------------
                                           $       35,482             40,703      $     46,695             49,276
                                           ==============                         ============

 Interest payable (including
    $4,566 in 1994 and $4,009
    in 1993 to affiliate) . . . . . . .                                4,992                                4,417
                                                                ------------                         ------------
                                                                $     45,695                         $     53,693
                                                                ============                         ============

Scheduled principal payments on notes payable are due as follows:

    1995 . . . . . . . . . . . . . . . .   $       13,639
    1996 . . . . . . . . . . . . . . . .            9,475
    1997 . . . . . . . . . . . . . . . .           10,335
    1998 . . . . . . . . . . . . . . . .              231
    1999 . . . . . . . . . . . . . . . .              351
    Thereafter . . . . . . . . . . . . .            6,672
                                           --------------
                                           $       40,703
                                           ==============

Stated interest rates on notes payable ranged from 6.0% to 13.75% at December 31, 1994, and mature in varying installments between 1995 and 2007. At December 31, 1994, notes payable were collateralized by mortgage notes receivable with a net carrying value of $17.1 million and by deeds of trust on real estate with a net carrying value of $35.9 million.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE (Continued)

Borrowings from financial institutions includes a borrowing of $9.3 million at December 31, 1994 ($10.4 million at December 31, 1993) which matured on December 18, 1994. The borrowing is collateralized by a note receivable with a principal balance of $17.1 million at December 31, 1994. In March 1995, effective December 18, 1994, the lender extended the note's maturity to December 18, 1997 and modified its interest and payment terms. The modified note required a $500,000 principal paydown, bears interest at the lender's prime rate plus 2%, requires monthly payments of interest and monthly principal payments of $80,000, with the unpaid principal balance due at maturity. Such borrowing is excluded from 1995 maturities in the table above.

Also excluded from 1995 maturities is a loan with a principal balance of $2.9 million at December 31, 1994, secured by the Kansas City Holiday Inn. In March 1995, the Company exercised its option to extend the loan's maturity date from March 1995 to March 1997. All other terms of the loan remained unchanged.

In March 1992, the Company obtained a $1.3 million working capital loan from a financial institution. The loan was secured by equity securities of the Trusts and NRLP. The loan required monthly payments of interest only and matured April 1, 1994. The loan required the Company to make a principal paydown of $275,000 by May 1, 1993 and $250,000 on each of June 1 and July 1, 1993 and $100,000 in January 1994 with interest at the lender's prime rate plus 2%, at no time to be less than 8% per annum. The balance of this note plus accrued but unpaid interest, was paid off at the note's April 1, 1994 maturity.

Notes payable to affiliates at December 31, 1994 and 1993 include a $4.2 million note due to NRLP as payment for SAMLP's general partner interest in NRLP. The note bears interest at 10% per annum compounded semi-annually and is due at the earlier of September 2007, the liquidation of NRLP or the withdrawal of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

In June 1992, the Company obtained a $3.3 million loan from Donald C. Carter, the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock. The note bears interest at 10% and matures in May 1995. Interest payments are made monthly in addition to ten quarterly principal payments of $330,000 which commenced March 1, 1993. The note is collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan also provided for Mr. Carter's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia. Mr. Carter also had the right to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, Mr. Carter exercised his put which required full payment by the Company within 30 days, January 2, 1993. Mr. Carter has

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE (Continued)

agreed to extend the payment date to January 2, 1996, and BCM, the Company's advisor, and the trust that owns BCM, have agreed to guarantee the Company's payment obligation. The Company recognized such payment obligation as additional interest on the $3.3 million loan. As of March 17, 1995, BCM owned approximately 41% of the outstanding shares of the Company's Common Stock.
Such put obligation is included in accrued interest payable in the accompanying Consolidated Balance Sheets. See NOTE 6. "INVESTMENTS IN REAL ESTATE ENTITIES" and NOTE 9. "REDEEMABLE COMMON STOCK."

In May 1993, the Company obtained a $1.8 million mortgage secured by the previously unencumbered Rosedale Towers, an office building in Minneapolis, Minnesota. The Company received net financing proceeds of $1.7 million after payment of associated closing costs. The Company pledged as additional collateral for the loan 141,176 newly issued shares of its Common Stock. The loan matured April 30, 1994. Effective May 1, 1994, the lender extended the loan's maturity date to May 1, 1997, increased the principal balance to $2.5 million and reduced the interest rate to the three-month London Interbank Offered Rate ("LIBOR") plus .75%, fixed at the beginning of each quarter currently 13.75% per annum. The loan extension requires monthly interest only payments, with the principal balance and accrued but unpaid interest due at maturity. In conjunction with the mortgage principal increase and maturity extension, the Company pledged as additional collateral an additional 240,000 newly issued shares of its Common Stock. The Company received net cash of $526,000 as a result of the increase in the principal balance of the loan, after the payment of various closing costs.

In June 1992, the Company purchased the Park Plaza Shopping Center in Manitowoc, Wisconsin. The $4.2 million mortgage secured by the shopping center was scheduled to mature on May 1, 1995. Effective June 1, 1993, the mortgage was amended extending its maturity date to May 10, 2003, providing for a variable interest rate of 6% to 8% per annum and requiring monthly payments of principal and interest.

In addition, the same lender made a second loan, also effective June 1, 1993, in the amount of up to $1.0 million to be used for capital and tenant improvements to the shopping center. Cash was advanced by the lender upon costs being incurred for the improvements. In the event that all sums advanced on the new loan were repaid by May 31, 1994, the principal balance of the first mortgage was to be reduced by the lesser of $500,000 or one-half of the amount advanced on the new loan. The balance of the new loan, $887,000, was paid in full on December 23, 1993, with the Company receiving a credit of $443,000 against the first mortgage reducing its balance to $3.5 million at December 31, 1994. The Company also deposited into an escrow account $105,000 to complete remaining parking lot and exterior renovations at the shopping center. As of June 30, 1994, the Company had expended such escrowed funds, completing the parking lot and exterior renovations and received an

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE (Continued)

additional credit of $50,000 against the first mortgage. The Company recognized extraordinary gains of $50,000 and $443,000 in 1994 and 1993, respectively, resulting from the first mortgage principal reductions.

In December 1993, the Company refinanced Watersedge III and Edgewater Gardens Apartments in the amount of $4.2 million and $2.9 million, respectively. The Company realized net refinancing proceeds of $924,000 after the pay off of the existing mortgage of $3.0 million and payment of associated refinancing costs on Watersedge III and net refinancing proceeds of $728,000 after the payoff of the existing mortgage of $1.9 million on Edgewater Gardens. In November 1994, the Company sold the apartment complexes subject to the debt, to a newly formed limited partnership. The partnership assumed a total of $10.2 million in mortgage notes payable secured by these and two additional apartment complexes. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE."

In October 1993, the Company refinanced the mortgage secured by the Boulevard Villas Apartments in Las Vegas, Nevada in the amount of $6.0 million. The Company had acquired the property through foreclosure in July 1993. In March 1995, the Company completed the sale of the apartment complex paying off the then $5.9 million principal balance of the mortgage. See NOTE 4. "REAL ESTATE."

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and the Company's trading portfolio and bear interest rates ranging from 6.125% to 10.25%. Margin borrowings at December 31, 1994, were $26.4 million and $16.1 million at December 31, 1993, 44.5% and 36%, respectively, of the market values of such equity securities at such dates.

NOTE 9.   REDEEMABLE COMMON STOCK

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Donald C. Carter for $2.0 million in cash. Terms of the sale agreement provided Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million, such option expiring in March 1995. The Company accreted the difference between the issuance price and the redemption price using the "interest method". As of December 31, 1993, the balance of the Redeemable Common Stock account was $2.2 million. In December 1994, Mr. Carter contributed his shares of the Company's Common Stock to a newly formed partnership in which he is a limited partner. Concurrent with the share contribution, the partnership rescinded the put provision of the original sales agreement. Accordingly, the Company has reclassified such redeemable Common shares to stockholder's equity in the accompanying December 31, 1994 Consolidated Balance Sheet.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips served as Chairman of the Board

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  ADVISORY AGREEMENT (Continued)

and as a Director of the Company until November 16, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, a Director of the Company, is a director of BCM and a trustee of the trust that owns BCM. Mr. Cashwell, a Director of the Company, serves as president of BCM.

The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $2.00 per share.

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

NOTE 12.  PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and
(iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Company's advisor, and its affiliates were as follows:

                                                1994                1993              1992
                                           --------------       ------------      ------------
 Fees
   Advisory and mortgage
        servicing  . . . . . . . . . .     $        1,242       $      1,258      $      1,340
   Brokerage commissions . . . . . . .                497                180               596
   Property and construction
        management and leasing
        commissions* . . . . . . . . .                 70                 45                49
   Loan arrangement. . . . . . . . . .                 25                102                76
                                           --------------       ------------      ------------

                                           $        1,834       $      1,585      $      2,061
                                           ==============       ============      ============

   Cost reimbursements . . . . . . . .     $          434       $        288      $        299
                                           ==============       ============      ============

_________________________________

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 14.  INCOME TAXES

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At December 31, 1994, the Company had a tax net operating loss carryforward of $17.3 million expiring through 2009.

At December 31, 1994, the Company recognized a deferred tax benefit of $5.8 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

In 1987, the Company provided deferred income taxes for certain capital gains (which were reported under the installment method for tax purposes) because the Company did not anticipate distributing these gains to stockholders. In 1992, the portion of the deferred gains which became taxable were offset by the Company's tax loss for such year. Accordingly, applicable deferred taxes of $939,000 were reversed in 1992.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  INCOME TAXES (Continued)

The components of tax expense are as follows:

                                                          1994                  1993                  1992
                                                      -------------        --------------         -------------
Income tax provision (benefit)
  Current . . . . . . . . . . . . . . . . . . . .     $           9        $           11         $          18
  Reversal of deferred tax
  liability . . . . . . . . . . . . . . . . . . .               -                     -                    (939)
                                                      -------------        --------------         -------------
                                                      $           9        $           11         $        (921)
                                                      =============        ==============         =============

A reconciliation of the federal statutory tax rate (34%) with the income tax provision (benefit) in the Consolidated Statements of Operations is as follows:

                                                          1994                  1993                   1992
                                                      -------------        --------------         -------------
Income tax at statutory rate . . . . . . . .          $        (825)       $       (1,450)        $      (3,572)
Carryforward of net operating
  loss income tax benefit. . . . . . . . . .                    825                 1,450                 3,572
Reversal of deferred tax
  liability  . . . . . . . . . . . . . . . .                    -                     -                    (939)
State income tax, net of
  federal benefit. . . . . . . . . . . . . .                      9                    11                    18
                                                      -------------        --------------         -------------
Income tax provision (benefit) . . . . . . .          $           9        $           11         $        (921)
                                                      =============        ==============         =============

NOTE 15.   EXTRAORDINARY GAIN

In 1994, the Company recognized an extraordinary gain of $273,000 representing its equity share of TCI's extraordinary gain from the settlement of claims against it by a lender. The Company also recognized $50,000 from the forgiveness of a portion of a first mortgage from early payoff of the second mortgage. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In 1993, the Company recognized an extraordinary gain of $3.4 million representing its equity share of NRLP's extraordinary gain of $9.0 million from its acquisition at a discount of certain of its mortgage debt. The Company also recognized an additional $443,000 from the forgiveness of a portion of a first mortgage from the early payoff of a second mortgage. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partnership interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound note receivable, under a new first mortgage of $223.0 million. NOLP recognized an extraordinary gain of $1.6 million from the early or discounted payoff of the old mortgage debt, of which the Company's equity share was $534,000, which is included in "Equity in (losses) of investees," in the accompanying Consolidated Statements of Operations.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.  RENTALS UNDER OPERATING LEASES

The Company's rental operations include the leasing of an office building and a shopping center. The leases thereon expire at various dates through 2009. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1994:

         1995 . . . . . . . . . . . . . . . . . . . . . . .  $       1,556
         1996 . . . . . . . . . . . . . . . . . . . . . . .          1,550
         1997 . . . . . . . . . . . . . . . . . . . . . . .          1,282
         1998 . . . . . . . . . . . . . . . . . . . . . . .          1,008
         1999 . . . . . . . . . . . . . . . . . . . . . . .            691
         Thereafter . . . . . . . . . . . . . . . . . . . .          2,576
                                                             -------------
                                                             $       8,663
                                                             =============

NOTE 17.   COMMITMENTS AND CONTINGENCIES

Settlement of Southmark Adversary Proceedings. During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covered all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, SWI, NRLP, CMET, IORT, TCI, the Company and their affiliates. Pursuant to the settlement agreement, Southmark received $13.2 million from the various settling defendants. The final installment of $1.3 million was paid in July 1994.

The Company paid Southmark a total of $1.4 million of which $435,000 was paid in July 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partner interest in SAMLP, the general partner of NRLP and NOLP. The Company had an option which expired on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. The Company received from Southmark, Southmark's interest in Novus Nevada, Inc., and certain real estate and mortgage notes. The assets that the Company received had an aggregate value at least equal to the consideration the Company paid to Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP. The Company canceled its collateral shares as they were released from the pledge to Southmark and returned to it by ATN. ATN was formed solely to hold title to the securities issued by each partner and to pledge such securities to Southmark. The Company had also pledged to Southmark its remaining limited partner interest in SAMLP.

In addition to the pledge of securities and the Company's SAMLP limited partner interest securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.   COMMITMENTS AND CONTINGENCIES (Continued)

of $25 million. In July 1994, upon satisfaction of the settlement obligations, the judgments were returned to the defendants and cancelled.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI, and the Trusts relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates.

Other Litigation. The Company is also involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 18.   QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1994 and 1993 (unaudited):

                                                                   Three Months Ended
                                      ------------------------------------------------------------------------------
   1994                                 March 31,            June 30,          September 30,          December 31,
----------                            -------------       --------------     -----------------       ---------------
Revenue . . . . . . . . . . . . . .   $       2,960       $        5,685     $           7,260       $         4,636
Expense . . . . . . . . . . . . . .           4,529                6,946                 7,844                 7,171
                                      -------------       --------------     -----------------       ---------------
(Loss) before gain
    on sale of real estate
    and extraordinary gain  . . . .          (1,569)              (1,261)                 (584)               (2,535)
Gain on sale of
    real estate   . . . . . . . . .             176                   57                   910                 2,057
Extraordinary gain  . . . . . . . .              36                   14                   273                   -
                                      -------------       --------------     -----------------       ---------------
Net income (loss) . . . . . . . . .   $      (1,357)      $       (1,190)    $             599       $          (478)
                                      =============       ==============     =================       ===============

Earnings per share
(Loss) before gain on
    sale of real estate
    and extraordinary gain  . . . .   $        (.54)      $         (.40)    $            (.20)      $          (.84)

    Gain on sale of real
    estate  . . . . . . . . . . . .             .06                  .02                   .31                   .69
Extraordinary gain  . . . . . . . .             .01                  -                     .09                   -
                                      -------------       --------------     -----------------       ---------------
Net income (loss) per share . . . .   $        (.47)      $         (.38)    $             .20       $          (.15)
                                      =============       ==============     =================       ===============




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 18.  QUARTERLY RESULTS OF OPERATIONS (Continued)

Revenue includes equity in losses of investees of $527,000, $545,000, $1.0 million and $415,000 in the first, second, third and fourth quarters of 1994, respectively.

                                                                  Three Months Ended
                                      ------------------------------------------------------------------------------
   1993                                 March 31,            June 30,          September 30,          December 31,
----------                            -------------       --------------     -----------------       ---------------
Revenue . . . . . . . . . . . . . .   $       2,317       $        2,484     $           2,722       $         1,890
Expense . . . . . . . . . . . . . .           3,113                3,280                 4,685                 7,050
                                      -------------       --------------     -----------------       ---------------
(Loss) before gain
    on sale of real estate
    and extraordinary gain  . . . .            (796)                (796)               (1,963)               (5,160)
Gain on sale of
    real estate   . . . . . . . . .             143                  119                    44                   175
Extraordinary gain  . . . . . . . .           3,364                  -                     -                     443
                                      -------------       --------------     -----------------       ---------------
Net income (loss) . . . . . . . . .           2,711                 (677)               (1,919)               (4,542)

Redeemable Common Stock
    accretion of discount   . . . .            (129)                 -                     -                     -
                                      -------------       --------------     -----------------       ---------------
Income (loss) applicable
    to Common shares  . . . . . . .   $       2,582       $         (677)    $          (1,919)      $        (4,542)
                                      =============       ==============     =================       ===============

Earnings per share
(Loss) before gain on
    sale of real estate
    and extraordinary gain  . . . .   $        (.27)      $         (.26)    $            (.64)      $         (1.71)

Gain on sale of real estate . . . .             .05                  .04                   .01                   .06
Extraordinary gain  . . . . . . . .            1.15                  -                     -                     .11
                                      -------------       --------------     -----------------       ---------------
Net income (loss) per share . . . .             .93                 (.22)                 (.63)                (1.54)

Redeemable Common Stock,
    accretion of discount   . . . .            (.05)                 -                     -                     -
                                      -------------       --------------     -----------------       ---------------

Income (loss) applicable
    to Common shares  . . . . . . .   $         .88       $         (.22)    $            (.63)      $         (1.54)
                                      =============       ==============     =================       ===============


Revenue includes equity in losses of investees of $798,000, $424,000, $1.3 million and $1.5 million in the first, second, third and fourth quarters of 1993, respectively. Expenses include provision for losses of $2.3 million in the fourth quarter of 1993.

                                                                    SCHEDULE III


                          AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                                   Cost
                                                                Capitalized
                                                                Subsequent
                                                                   to         Gross Amounts of Which Carried
                                      Initial Cost to Company  Acquisition            at End of Year
                                      -----------------------  ------------- ---------------------------------
                                                 Buildings &                           Buildings &      (1)
Property/Description    Encumbrances    Land     Improvements  Improvements    Land    Improvements    Total
--------------------    ------------  --------   ------------  ------------  --------  ------------   --------
                                                      (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

OFFICE BUILDING
Rosedale Towers........   $ 2,500     $    665       $ 3,769      $   564    $    715     $  4,283    $  4,998
  Roseville, MN

SHOPPING CENTER
Park Plaza.............     3,520          891         3,584          989         891        4,573       5,464
  Manitowoc, WI

MERCHANDISE MART
Denver Mart............     5,683         4,824        5,184        1,033       5,098        5,943 (3)  11,041
  Denver, CO

HOTELS
Inn at the Mart........       -            -             302          262         -            564         564
  Denver, CO
KC Holiday Inn..........    2,912        1,110         4,535        1,632       1,110        6,167       7,277
  Kansas City, MO         -------     --------       -------      -------    --------     --------    --------

                           14,615        7,490        17,374        4,480       7,814       21,530      29,344
PROPERTIES HELD FOR SALE
APARTMENTS
Boulevard Villas.......     5,878          980         7,577          232         980        7,809       8,789
  Las Vegas, NV

OFFICE BUILDING
Mopac..................       -            676         5,098          -           676        5,098       5,774
  St. Louis, MO

LAND
Hotel site.............       -            397         1,587          -           397        1,587       1,984
  Lihue, HI
Atlanta Land, GA.......       -  (2)    11,052           -            -        11,052          -        11,052
Denton Road, TX........       -          2,102           -         (2,063)         39          -            39
Krneta Land, AZ........       -          1,044           -            -         1,044          -         1,044
Rivertrails I, TX......       -          1,139           -           (773)        291          -           291
Other (4 properties)...       -            200           -            -           200          -           200
                          -------     --------       -------      -------    --------     --------    --------
                            5,878       17,590        14,262       (2,604)     14,679       14,494      29,173
                          -------     --------       -------      -------    --------     --------    --------

                          $20,493     $ 25,080       $31,636      $ 1,876    $ 22,493     $ 36,024      58,517
                          =======     ========       =======      =======    ========     ========
Allowance for
  estimated losses.....                                                                                 (4,172)
                                                                                                      --------
                                                                                                      $ 54,345
                                                                                                      ========

                                                                     Life On Which
                                                                     Depreciation
                                                                      in Latest
                                                                      Statement
                         Accumulated      Date of     Date           of Operations
Property/Description     Depreciation  Construction  Acquired         is Computed
--------------------     ------------  ------------  --------       ---------------
                                        (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

OFFICE BUILDING
Rosedale Towers........    $    530        1974       1990           10 - 40 years
  Roseville, MN

SHOPPING CENTER
Park Plaza.............         393        1957       1992           10 - 40 years
  Manitowoc, WI

MERCHANDISE MART
Denver Mart............         232        1965/      1992           10 - 40 years
  Denver, CO                               1986

HOTELS
Inn at the Mart........          18        1974       1994           10 - 40 years
  Denver, CO
KC Holiday Inn..........        223        1974       1993           10 - 40 years
                           --------
  Kansas City, MO
                              1,396
PROPERTIES HELD FOR SALE
APARTMENTS
Boulevard Villas.......         325        1971         1993         10 - 40 years
  Las Vegas, NV

OFFICE BUILDING
Mopac..................       5,098        1925         1965         10 - 40 years
  St. Louis, MO

LAND
Hotel site.............         -          N/A          1992         10 - 40 years
  Lihue, HI
Atlanta Land, GA.......         -          N/A          1990            -
Denton Road, TX........         -          N/A          1991            -
Krneta Land, AZ........         -
Rivertrails I, TX......         -          N/A          1991            -
Other (4 properties)...         -          N/A        Various           -
                           --------
                              5,423
                           --------

                           $  6,819
                           ========


-------------------------

(1)      The aggregate cost for federal income tax purposes is $51,902.
(2) Property is pledged as additional collateral for a note payable with a principal balance of $2.3 million.
(3) The carrying amount at yearend includes $254,000 of construction in progress.

                                                                    SCHEDULE III
                                                                     (Continued)



                          AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                          1994           1993            1992
                                                       ---------      ----------      ----------
                                                                (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,................                  $  59,181      $   51,475      $ 59,188


Additions
  Acquisitions and improvements......                      9,714           9,900        18,595
  Foreclosures.......................                        -             5,645           -

Deductions
  Sales of real estate...............                    (10,378)         (7,839)      (26,308)
                                                       ---------      ----------      --------

Balance at December 31,..............                  $  58,517      $   59,181      $ 51,475
                                                       =========      ==========      ========



Reconciliation of Accumulated Depreciation

Balance at January 1,................                  $   6,744      $    6,158      $  6,534

Additions
  Depreciation.......................                      1,026             657           640

Deductions
  Sales of real estate...............                       (951)            (71)       (1,016)
                                                       ---------      ----------      --------


Balance at December 31,..............                  $   6,819      $    6,744      $  6,158
                                                       =========      ==========      ========

                                                                     SCHEDULE IV

                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1994


                                                                                Periodic
                                        Interest       Maturity                 Payment                     Prior
   Description                          Rate (1)       Date (1)                  Terms                      Liens
--------------------                   ----------      --------         -----------------------           ---------

FIRST MORTGAGE LOANS
--------------------

Hall Land........................         10.00%          08/94        Principal and interest due         $    -
Secured by 4.2 acres residential                                       at maturity.
land in Maricopa County, Arizona.

Osceola Land.....................         12.00%          11/93        Principal and interest due              -
Secured by unimproved land in                                          monthly.
Osceola County, Florida.

Webster & Banc Boston.............       Various        Various        Principal and interest due              -
Secured by condominiums in Ft.                                         monthly.
Lauderdale, Florida.

J. W. Sherman.....................         7.00%          08/98        Principal and interest                  -
Secured by 1 co-op apartment in                                        payments due monthly.
Brooklyn, NY.

Nak Chung Building................         8.00%          04/99        Interest due monthly.                   -
Secured by restaurant in                                               Principal to be paid down
California.                                                            to $50,000 by May 1, 1997,
                                                                       balance due at maturity.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza(3)...............          9.74%          12/97        Principal and interest due            9,298
Secured by 93,320 square foot                                          monthly of $170,360 based on 25
retail shopping center in Las                                          year amortization.

Continental Hotel................         11.00%          06/95        Principal and interest of             5,346
Secured by hotel and casino in                                         $175,000 due monthly.
Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(4).........................          9.75%          06/95        Pay greater of available             17,077
Secured by 297 room hotel in                                           cash or 6% from 2/1/94 to
Williamsburg, Virginia.                                                7/1/94.  Thereafter, pay
                                                                       greater of available cash
                                                                       or 8%.

NO. SO. II......................          12.00%          09/95        Interest due monthly, with            1,317
Secured by shopping center in                                          principal reductions of
Columbia, South Carolina.                                              $25,000 due quarterly.
                                                                       Principal balance due at
                                                                       maturity.
                                                                            Principal Amount of
                                            Face             Carrying        Loan Subject to
                                          Amount of          Amount of     Delinquent Principal
   Description                           Mortgages         Mortgages (2)       or Interest
--------------------                     ---------         -------------   --------------------
                                              (dollars in thousands)
FIRST MORTGAGE LOANS

Hall Land........................        $      100           $     112         $      112
Secured by 4.2 acres residential
land in Maricopa County, Arizona.

Osceola Land.....................             1,960               1,592              1,592
Secured by unimproved land in
Osceola County, Florida.

Webster & Banc Boston.............              158                 151                -
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman.....................               32                  32                -
Secured by 1 co-op apartment in
Brooklyn, NY.

Nak Chung Building................              100                 100                -
Secured by restaurant in
California.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza(3)...............            17,600              17,139                -
Secured by 93,320 square foot
retail shopping center in Las

Continental Hotel................            22,000              22,713                -
Secured by hotel and casino in
Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(4).........................             6,477               6,127                -
Secured by 297 room hotel in
Williamsburg, Virginia.



NO. SO. II......................                852                 422                422
Secured by shopping center in
Columbia, South Carolina.

                                                                     SCHEDULE IV
                                                                     (Continued)


                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1994



                                                                                Periodic
                                        Interest       Maturity                 Payment                     Prior
   Description                          Rate (1)       Date (1)                   Terms                     Liens
--------------------                   ----------      --------         -----------------------           ---------

JUNIOR MORTGAGE LOANS - Continued

Hall Land....................             10.00%          08/94        Principal and interest             $    112
Secured by 4.2 acres of                                                due at maturity.
residential land in Maricopa
County, Arizona.

OTHER

MS Holding...................          Prime +3%          09/95        Principal and interest                5,727
Secured by loans secured by                                            of $40,000 due monthly.
personal and real property.

Tiberon Trails(5)............         Greater of          11/96        Interest only monthly.                7,014
Secured by assignment of 99%         Prime +2.5%                       Principal at maturity.
limited partner interest in a          or 10.00%
375 unit apartment complex in
Merrillville, Indiana.

Mediterranean Villas(5)......                             09/04
Secured by second and third                               09/04
liens on an apartment complex
in San Antonio, TX.
                                                                                                          --------
                                                                                                          $ 45,891
                                                                                                          ========

Interest receivable

Deferred gains

Discounts

Allowance for estimated losses




                                                                               Principal Amount of
                                                Face             Carrying        Loan Subject to
                                              Amount of          Amount of     Delinquent Principal
   Description                               Mortgages         Mortgages (2)       or Interest
--------------------                         ---------         -------------   --------------------
                                                 (dollars in thousands)
JUNIOR MORTGAGE LOANS - Continued

Hall Land....................                $       71           $      80         $       80
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

OTHER

MS Holding...................                     3,100                 779                -
Secured by loans secured by
personal and real property.

Tiberon Trails(5)............                     4,000               3,503                -
Secured by assignment of 99%
limited partner interest in a
375 unit apartment complex in
Merrillville, Indiana.

Mediterranean Villas(5)......                     1,000               1,000                -
Secured by second and third                         300                 300                -
liens on an apartment complex
in San Antonio, TX.
                                             ----------           ---------         ----------
                                             $   57,750              54,050         $    2,207
                                             ==========                             ==========

Interest receivable                                                     286

Deferred gains                                                       (4,617)

Discounts                                                               (26)

Allowance for estimated losses                                       (4,029)
                                                                  ---------

                                                                  $  45,664
                                                                  =========


------------------------------

(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1994. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.
(2)      The aggregate cost for federal income tax purposes is $55,352.
(3) Note is pledged as additional collateral for a note payable with a principal balance of $990,000.
(4)      Mortgage note is receivable from a related party.
(5) Mortgage note is receivable from a partnership in which the Company is a 27% limited partner.

                                                                     SCHEDULE IV
                                                                     (Continued)




                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE





                                                          1994              1993             1992
                                                       -----------      ------------      ----------
                                                                  (dollars in thousands)
Balance at January 1,................                  $    56,018      $     75,402      $   65,470


Additions
  New mortgage loans.................                        1,400                32          31,009
  Compounding of interest............                          -                 369             801
  Funding on existing loans..........                          600               609             -
  Restructures.......................                          -                 -              (156)


Deductions
  Collections of principal...........                       (2,446)           (1,332)         (4,848)
  Settlement of term loan obligation
    in exchange for receivable
    participation....................                          -              (9,940)            -
  Write-off of principal.............                       (1,522)             (679)         (2,346)
  Loans sold net of loan loss
   provision.........................                          -                 -            (7,740)
  Foreclosures.......................                          -              (8,443)         (6,788)
                                                       -----------      ------------      ----------



Balance at December 31,..............                  $    54,050      $     56,018      $   75,402
                                                       ===========      ============      ==========

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

OSCAR W. CASHWELL:  Age 67, Director (Class I) (Affiliated) (since November
1992).

     President (since February 1994) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"); President and Director of Property and Asset Management (since January 1994) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (since February 1994) and Director (since March 1994) of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and a company owned by BCM; and Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark Corporation ("Southmark").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Directors (Continued)

DALE A. CRENWELGE:  Age 36, Director (Class III) (Independent) (since December
1994).

     President (since 1989) of Longhorn Consultants Commercial Real Estate Group, Inc. and Crenwelge Commercial Consultants, Inc. real estate marketing and management firms; and Assistant to the President (1985 to 1989) of Thompson Properties, a commercial real estate development, brokerage, management and investment company.

AL GONZALEZ:  Age 58, Director (Class II) (Independent) (since 1989).

     President (since March 1991) of AGE Refining, Inc., a petroleum refining and marketing firm; President (January 1988 to March 1991) of Moody-Day Inc., which sells and leases construction equipment and supplies; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April
     1990) of Avacelle, Inc. ("Avacelle"); Director (1988 to 1992) of Medical Resource Companies of America; and member (1987 to 1989) of the Dallas City Council.

On January 20, 1989, Gulf-Tex filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code which proceeding was dismissed on July 25, 1989 upon the motion of Gulf-Tex. On March 18, 1992, Avacelle filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and an Order confirming its plan of Reorganization was entered October 18, 1993 by the United States Bankruptcy Court, Northern Division of Oklahoma.

RYAN T. PHILLIPS:  Age 25, Director (Class III) (Affiliated) (since 1992).

     President (since July 1994) of Signature Asset Management, Inc., a real estate investment company in Dallas, Texas; Real Estate Investor (since January 1992); Real Estate Analyst (1991 to 1993) with Kelley, Lundeen & Crawford in Dallas, Texas; graduate of Southern Methodist University School of Business (May 1991); and Trustee of a trust for the benefit of the children of Gene E. Phillips. Such trust is the 100% beneficial owner of BCM, the advisor to the Company. Ryan T. Phillips is the son of Gene
     E. Phillips, and has served as a Director of BCM since February 1991.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Directors (Continued)

G. WAYNE WATTS:  Age 52, Director (Class II) (Independent) (since 1984).

     President (since December 1993) of Palmetto Industries, Inc., manufacturer of industrial products; Director (since 1988) of International Operations of Harkness International; Director (since 1987) of Southmark California; Marketing Manager (1985 to 1988) of Steel Heddle Manufacturing Company, a manufacturer and major supplier of textile machinery and industrial replacement parts; Director (1983 to 1989) of Syntek Finance Corporation ("SFC"); Vice President of Sales and owner (1989 to March 1994) of Fountain Industries, a manufacturer of automotive parts and assemblies and metal stampings; and Director (since January 1994) of Avacelle.

On November 1, 1993, Fountain Industries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In January 1994, the Chapter 11 proceedings were converted to Chapter 7 liquidation proceedings. Liquidation was completed in 1994.

Litigation and Claims Involving Mr. Phillips

Gene E. Phillips, served as Chairman of the Board and a Director of the Company until November 16, 1992, and as a director until December 22, 1992 and Chief Executive Officer until September 1, 1992 of BCM. Although Mr. Phillips no longer serves as an officer or director of BCM or as a Director of the Company, he does serve as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services for the Company.

Southmark Bankruptcy. Until January 1989, Mr. Phillips served as Chairman of the Board and Director (since 1980) and President and Chief Executive Officer (since 1981) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Phillips, among others, reached an agreement with Southmark on January 17, 1989, whereby Mr. Phillips resigned his positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

Litigation Relating to Southmark Bankruptcy. During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and the Company. The settlement covers all claims between Southmark and its affiliates and Messrs. Phillips and William S. Friedman, the President and Director of the Company until December 31, 1992, and director of BCM until December 22, 1989 and President of BCM until May 1, 1993, Syntek West, Inc. ("SWI"), NRLP, CMET, IORT, National Income Realty Trust ("NIRT"), TCI,

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

Vinland Property Trust ("VPT") and the Company. The final settlement of such litigation concludes all suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark received $13.2 million from the various settling defendants. The final installment of $1.3 million was paid in July 1994.

The Company paid Southmark a total of $1.4 million of which $435,000 was paid in July 1994. In addition, on February 25, 1992, the Company assigned Southmark a 19.2% limited partnership interest in SAMLP, the general partner of NRLP and NOLP. The Company had an option which expired on December 27, 1994, to reacquire Southmark's 19.2% interest in SAMLP for $2.4 million, less any distributions received by Southmark. The Company received from Southmark, Southmark's interest in Novus Nevada, Inc., land and a ground lease in Denver, Colorado, land in Forest Park, Georgia, a mortgage note secured by land in Tabonia, Utah and a participation in a mortgage note secured by a retail property in Forest Park, Georgia. The assets that the Company received had an aggregate value at least equal to the consideration the Company paid to Southmark.

To secure the settlement payment obligations to Southmark, the Company issued 390,000 new shares of its Common Stock to ATN Equity Partnership ("ATN") which pledged such shares to Southmark along with securities of TCI and NRLP. The Company canceled its collateral shares as they were released from the pledge to Southmark and returned to it by ATN. ATN was formed solely to hold title to the securities issued by each partner and to pledge such securities to Southmark. The Company had also pledged to Southmark its remaining limited partner interest in SAMLP.

In addition to the pledge of securities and the Company's SAMLP limited partner interest securing the payment to Southmark, Messrs. Phillips and Friedman, the Company and SWI each executed and delivered separate, final, nonappealable judgments in favor of Southmark, each in the amount of $25 million. In July 1994, upon satisfaction of the settlement obligations, the judgments were returned to the defendants and cancelled.

On February 25, 1992, the Company entered into an agreement with Messrs. Phillips and Friedman, SWI, and the Trusts relating to their settlement of litigation with Southmark. Pursuant to the agreement, TCI obtained the right to acquire four apartment complexes, five mortgage notes, two operating commercial properties and four parcels of developed land from Southmark and its affiliates.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. On December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. On November 26, 1993, the RTC filed lawsuits in

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practice during the period it was owned by Southmark and that the former directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision ("OTS") also conducted a formal examination of SJSA and its affiliates.

On November 26, 1994, Mr. Phillips entered into an agreement with the RTC and OTS settling all claims relating to his involvement with SJSA.

Litigation Against Southmark and its Affiliates Alleging Fraud or Mismanagement. There were several lawsuits filed against Southmark, its former officers and directors (including Mr. Phillips) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. All such lawsuits have been settled or dismissed without any findings or admissions of wrongdoing by Mr. Phillips.
THE COMPANY WAS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

Litigation Relating to Lincoln Savings and Loan Association, F.A. In an action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F.A. ("Lincoln"), and captioned RTC v. Charles H. Keating, Jr., et al., the RTC alleged that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleged that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleged that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was affiliated with Southmark. Southmark was not a defendant in this action.

The RTC alleged nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organization Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC sought to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statute, punitive damages of at least $100 million and attorneys' fees and costs.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC settling claims relating to his involvement with Lincoln.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication and from 1981 to 1987 Southmark raised over $500 million in investments from limited partners of several hundred partnerships. The following two lawsuits relate to and involve such activities.

In an action filed in May 1992 in a Texas state court captioned HCW Pension Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, alleged that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and sought to recover actual damages of approximately $12.6 million plus punitive damages and attorneys' fees and costs. The defendants included, among others, Mr. Phillips. In October 1993, the court granted partial summary judgment in favor of Mr. Phillips on the plaintiffs' breach of fiduciary duty claims. Notice of non-suit in favor of Mr. Phillips was entered on March 9, 1994.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleged a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff sought damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also sought quiet title to the property at issue. The defendants included, among others, Mr. Phillips. The lawsuit was settled in November 1994.

Board Meetings and Committees

The Company's Board of Directors held three meetings during 1994. For such year, no incumbent Director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served, except that Mr. Gonzalez attended only one of the Board meetings held in 1994.

The Company's Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Watts (Chairman) and Gonzalez. The Audit Committee met twice during 1994.

The Company's Board of Directors has a Stock Option Committee to administer its 1987 Stock Option Plan. The function of the Stock Option Committee is, among other things, to determine which persons will be granted options, the number of shares to be covered by the options and

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Board Meetings and Committees (Continued)

the exercise period of the options within the terms of the 1987 Stock Option Plan. The members of the Stock Option Committee are Messrs. Watts and Gonzalez. The Stock Option Committee did not meet in 1994.

The Company's Board of Directors does not have nominating or compensation committees.

Executive Officers

The following persons currently serve as executive officers of the Company:
Karl L. Blaha, President; Bruce A.  Endendyk, Executive Vice President; Randall
M. Paulson, Executive Vice President; and Hamilton P. Schrauff, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of the Company's stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.


KARL L. BLAHA: Age 46, President (since October 1993) and formerly Executive Vice President and Director of Commercial Management (April 1992 to September
1993).

     Executive Vice President and Director of Commercial Management (since April 1992) of BCM, SAMI, CMET, IORT and TCI; Executive Vice President (since October 1992) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by SWI; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

BRUCE A. ENDENDYK:  Age 46, Executive Vice President (since January 1995).

     President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, CMET, IORT and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March
     1988) of Coldwell Banker Commercial/Real Estate Services in Houston,
     Texas.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Executive Officers (Continued)

RANDALL M. PAULSON:  Age 48, Executive Vice President (since January 1995).

     Executive Vice President (since January 1995) of SAMI, CMET, IORT and TCI and (since October 1994) of BCM; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

HAMILTON P. SCHRAUFF: Age 59, Executive Vice President and Chief Financial Officer (since October 1991).

     Executive Vice President and Chief Financial Officer (since October 1991) of BCM, SAMI, CMET, IORT and TCI; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Executive Vice President - Finance of Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (October 1980 to October 1990) and Vice President - Finance (November 1976 to September 1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Thomas A. Holland, Senior Vice President and Chief Accounting Officer; Robert A. Waldman, Senior Vice President, Secretary and General Counsel; and Drew D. Potera, Treasurer. Their positions with the Company are not subject to a vote of the Company's stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

THOMAS A. HOLLAND: Age 52, Senior Vice President and Chief Accounting Officer (since July 1990).

     Senior Vice President and Chief Accounting Officer (since July 1990) of BCM, SAMI, CMET, IORT and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Officers (Continued)

ROBERT A. WALDMAN: Age 42, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995 and Secretary (since December 1989).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (since December
     1993) of CMET, IORT and TCI; Vice President (December 1990 to February
     1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Senior Vice President and General Counsel (since November 1994); Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas) and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

DREW D. POTERA: Age 35, Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991).

     Treasurer (since December 1990) of CMET, IORT and TCI; Treasurer (December 1990 to February 1994) of NIRT and VPT; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1994. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as advisor to the Company since February 1989. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips, who served as Chairman of the Board and a Director of the Company until November 16, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. Mr. Cashwell, a Director of the Company, serves as President of BCM. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 17, 1995, BCM owned 1,200,051 shares of the Company's Common Stock, approximately 41% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $2.00 per share.

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

Pursuant to the Advisory Agreement, BCM is the loan administration/ servicing agent for the Company, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days' notice, under which BCM services most of the Company's mortgage notes and receives as compensation a monthly fee of 0.125% of the month-end outstanding principal balances of the mortgage loans serviced.

Situations may develop in which the interests of the Company are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for the Company, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

estate development and financing, including CMET, IORT and TCI. BCM also performs certain administrative services for NRLP and NOLP, the operating partnership of NRLP, on behalf of NRLP's and NOLP's general partner, SAMLP.
The Advisory Agreement provides that BCM may also serve as advisor to other entities. As advisor, BCM is a fiduciary of the Company's public investors.
In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and which entity has had uninvested funds for the longest period of time. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had uninvested funds for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

The directors and principal officers of BCM are set forth below:

RYAN T. PHILLIPS:           Director

OSCAR W. CASHWELL:          President and Director of Property and Asset
                            Management

KARL L. BLAHA:              Executive Vice President and Director of
                            Commercial Management

BRUCE A. ENDENDYK:          Executive Vice President

RANDALL M. PAULSON:         Executive Vice President

HAMILTON P. SCHRAUFF:       Executive Vice President and Chief Financial
                            Officer

CLIFFORD C. TOWNS, JR.:     Executive Vice President, Finance

STEPHEN R. YOUNG:           Executive Vice President and Director of
                            Acquisitions

THOMAS A. HOLLAND:          Senior Vice President and Chief Accounting
                            Officer

ROBERT A. WALDMAN:          Senior Vice President, Secretary and General
                            Counsel

DREW D. POTERA:             Vice President, Treasurer and Securities
                            Manager

Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center to Carmel Realty, which is company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Carmel, Ltd.

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

The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. The Company compensates such Independent Directors at a rate of $5,000 per year, plus $500 per meeting attended and $300 per Audit Committee meeting attended. During 1994, $24,150 was paid to Independent Directors in total Directors' fees for all meetings as follows: Al Gonzalez, $6,100; Tilmon Kreiling, Jr., $5,250; Ryan T. Phillips, $6,500; and G. Wayne Watts, $6,300.

In July 1987, the Company's Board of Directors, including all of the Independent Directors, approved the Company's 1987 Stock Option Plan (the "Plan"). The Plan was approved by the Company's Stockholders at the Company's annual meeting of stockholders held on June 8, 1988. The Plan was intended principally as an incentive for, and as a means of encouraging ownership of the Company's Common Stock by, eligible persons, including certain Directors and officers of the Company. Options may be granted either as incentive stock options (which qualify for certain favorable tax treatment), or as non-qualified stock options. Incentive stock options can not be granted to, among others, persons who are not employees of the Company, or to persons who fail to satisfy certain criteria concerning ownership of less than 10% of the Company's shares of Common Stock. The Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of the Company. The exercise price per share of an option can not be less than 100% of the fair market value per share on the date of grant. The Company receives no consideration for the grant of an option. As of March 17, 1995, there were no stock options outstanding under the Plan.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1989 in shares of the Company's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


                                   [GRAPH]


                            1989     1990       1991     1992    1993     1994
  THE COMPANY                100       32         30       36      70       75

  DJ EQUITY INDEX            100       96        127      138     152      153

  DJ REAL ESTATE INDEX       100       66         74       67      78       74

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 17, 1995.

                                                             Amount and Nature of                   Percent of
Name and Address of Beneficial Owner                         Beneficial Ownership                   Class (1)
------------------------------------                        ----------------------                  ----------
Basic Capital Management, Inc.                                    1,200,051                            41.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Davister Corp./Nanook Partners, L.P.                          417,359                            14.2%
10670 N. Central Expressway
Suite 640
Dallas, TX  75231

Rosedale Equities, Inc.                                             381,176                            13.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Continental Mortgage and Equity
  Trust                                                             204,522                             7.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Oscar W. Cashwell                                                 1,453,506(2)(3)                      49.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                                  1,224,634(3)(4)                      41.8%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

_________________________

(1) Percentages are based upon 2,929,164 shares outstanding as of March 17, 1995.

(2) Includes 204,522 shares owned by CMET over which Oscar W. Cashwell may be deemed to be beneficial owner by virtue of his position as President of CMET. Also includes 48,933 shares owned by NRLP over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his positions as President and director of SAMI, the managing general partner of SAMLP, the general partner of NRLP. Mr. Cashwell disclaims beneficial ownership of such shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)


(3) Includes 1,200,051 shares owned by BCM over which Mr. Cashwell and Ryan T. Phillips may be deemed to be the beneficial owners by virtue of their positions as President and director, respectively, of BCM. Messrs. Cashwell and Phillips disclaim beneficial ownership of such shares.

(4) Includes 24,583 shares owned by the Gene E. Phillips Children's Trust of which Ryan T. Phillips is a trustee and beneficiary.


Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 17, 1995.

                                                      Number of
                                                 Shares Beneficially                                    Percent of
Name of Beneficial Owner                                Owned                                           Class (1)
------------------------                   --------------------------------                             ----------
All Directors and                                    1,834,682(2)(3)                                      62.6%
Executive Officers as a                                       (4)
group (nine individuals)

___________________________
(1) Percentage is based upon 2,929,164 shares outstanding as of March 17, 1995.

(2) Includes 1,200,051 shares owned by BCM over which Ryan T. Phillips and Oscar W. Cashwell may be deemed to be beneficial owners by virtue of their positions as a director and President, respectively, of BCM. Also includes 48,933 shares owned by NRLP over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his position as President and director of SAMI, the managing general partner of SAMLP, the general partner of NRLP and 204,522 shares owned by CMET over which Mr. Cashwell may be deemed to be beneficial owner by virtue of his position as President of CMET.

(3) Includes 24,583 shares owned by the Gene E. Phillips Children's Trust of which Ryan T. Phillips is a beneficiary.

(4) Includes 381,176 shares issued to Rosedale Equities, Inc., a wholly-owned subsidiary of the Company. Such shares are pledged as additional collateral for a loan secured by the Rosedale Towers Office Building.

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

Certain Business Relationships

BCM, the Company's advisor, is a company of which Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff, serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, the trustee of which is Ryan T. Phillips. Ryan T. Phillips,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued) a Director of the Company, is the son of Gene E. Phillips, and also a director of BCM.

Mr. Cashwell is the President of CMET, IORT and TCI, and owes fiduciary duties to such entities as well as to BCM under applicable law. CMET, IORT and TCI have the same relationship with BCM as does the Company. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Gene E. Phillips is a general partner of SAMLP, NRLP's and NOLP's general partner, and is director and Chief Executive Officer of SAMLP's managing general partner, SAMI. BCM is the sole shareholder of SAMI. The Company owns a 76.8% limited partner interest in SAMLP.

In February 1995, Davister Corp., a general partner of Nanook Partners, L.P., which owns in excess of 14% of the outstanding shares of the Company's Common Stock, funded two loans each in the amount of $100,000 to Al Gonzalez, a director of the Company. One note is dated February 14, 1995 and the second note is dated February 28, 1995. Both notes are unsecured, accrue interest at a rate of 12% per annum and both mature 120 days from the date of their respective originations.

Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, a company of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's shopping center and office building to Carmel Realty, which is a company owned by SWI.

Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

The Company owns an equity interest in each of CMET, IORT, TCI, NRLP and SAMLP. In addition, CMET and NRLP own an equity interest in the Company and SAMLP owns an equity interest in TCI. See ITEM 1. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Related Party Transactions

In April 1990, SAMLP made a $1.4 million unsecured loan to Equity Health and Finance Corporation ("Equity Health"), an entity affiliated with BCM, the Company's advisor. The Company owns a 76.8% limited partner interest in SAMLP which it consolidated for financial statement purposes. In June 1991, Equity Health merged into BCM, and BCM assumed the note. The loan matured on May 9, 1994 and its outstanding balance of $497,000, including accrued but unpaid interest, was paid in full.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

Related Party Transactions

In 1990, SAMLP executed a settlement agreement in a class action lawsuit arising from the formation of NRLP. Among other things, the settlement required that Messrs. Phillips and Friedman, general partners of SAMLP at the time, make a capital contribution to NRLP of $2.0 million in the form of a promissory note which was guaranteed by SAMLP. In addition, SAMLP paid $500,000 to NRLP under the settlement on behalf of Messrs. Phillips and Friedman pursuant to the indemnification provisions under the SAMLP agreement of limited partnership and indemnified them for their obligations under the $2.0 million promissory note. In May 1991, 1992 and 1993, SAMLP made the annual installments of principal and interest on such note in the amount of $631,000. The final installment of $631,000 was paid in May 1994. See ITEM 2. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, a private investor, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partner interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides that each of the partners with a guaranteed 10% return on their respective investments. During 1993, 18 of the lots were sold and during 1994 an additional 42 lots were sold and at December 31, 1994, 227 lots remained to be sold.

In June 1992, the Company sold 397,359 newly issued shares of its Common Stock to Mr. Carter for $1.9 million cash. Terms of the sale agreement provided Mr. Carter with the option of requiring the Company to reacquire up to 360,000 of the purchased shares at a price of $6.11 per share, a total of $2.2 million. Such option was exercisable by Mr. Carter for a two-year period expiring in March 1995. In December 1994, Mr. Carter contributed his shares of the Company's Common Stock to Nanook Partners, L.P., a newly formed partnership in which he is a limited partner and Davister Corp. is general partner. Concurrent with the share contribution, the partnership rescinded the put provision of the original sales agreement.

In June 1992, the Company obtained a $3.3 million loan from Mr. Carter. The note bears interest at 10% and matures in May 1995. Interest payments are made monthly in addition to ten quarterly principal payments of $330,000 which commenced March 1, 1993. The note is collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan also provided for Mr. Carter's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia. Mr. Carter also had the right during a period beginning eighteen months from the date of the loan and continuing ninety days thereafter to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, Mr. Carter exercised his put which required full payment by the Company within 30 days, January 2,

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

1993. Mr. Carter has agreed to extend the payment date to January 2, 1996, and BCM and the trust that owns BCM, have agreed to guarantee the Company's payment obligation.

In 1994, the Company paid BCM and its affiliates $1.2 million in advisory and mortgage servicing fees, $497,000 in real estate brokerage commissions, $25,000 in loan arrangement fees and $70,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $434,000 in 1994.

                      ____________________________________


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)  The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1994 and 1993

Consolidated Statements of Operations -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV  - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

3.   Incorporated Financial Statements

Consolidated Financial Statements of National Realty, L.P. (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1994).

Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1994).

Consolidated Financial Statements of Income Opportunity Realty Trust (Incorporated by reference to Item 8 of Income Opportunity Realty Trust's Annual Report on Form 10-K for the year ended December 31, 1994).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994).

4.   Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                            Description
------    ----------------------------------------------------------------------

 3.0 Articles of Incorporation dated November 24, 1987 and By-laws dated December 30, 1987 for American Realty Trust, Inc. (Incorporated by reference to Exhibits No. 3.1 and No. 3.1(a), respectively, of Registrant's Registration Statement No. 33-19636 on Form S-4).

 3.1 Amendment to Articles of Incorporation dated September 15, 1989 (Incorporated by reference to Exhibit No. 3.2 of the Registrant's Registration Statement No. 33-19920 on Form S-11).

 3.2 Articles of Amendment setting forth Certificate of Designation of Series A Cumulative Participating Preferred Stock dated as of April 11, 1990 (Incorporated by reference to Exhibit No. 3-1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 3.3 Articles of Amendment dated December 10, 1990 to Articles of Incorporation (Incorporated by reference to Exhibit No. 3.4 of Registrant's Current Report on Form 8-K dated December 5, 1990).

 3.4 Amended By-laws of American Realty Trust, Inc., dated December 11, 1991. (Incorporated by reference to Exhibit No. 3.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                            Description
-------   ----------------------------------------------------------------------
 4.0      Rights Agreement dated April 11, 1990 between American Realty Trust, Inc. and American Stock Transfer and
          Trust Company, as Rights Agent (Incorporated by reference to Registrant's Current Report on Form 8-K dated
          April 20, 1990).

 4.1      Amendment No. 1 to Rights Agreement dated March 5, 1991 between American Realty Trust, Inc. and American Stock
          Transfer and Trust Company, as Rights Agent (Incorporated by reference to Registrant's Amendment No. 1 on Form
          8 dated March 27, 1991).

 4.2      Amendment No. 2 to Rights Agreement dated June 23, 1992 between American Realty Trust, Inc. and American Stock
          Transfer and Trust Company, as Rights Agent (Incorporated by reference to Registrant's Amendment No. 2 on Form
          8 dated June 30, 1992).

10.0      Agreement of Merger by and among American Realty Trust, Inc., Novus Property Company and ART Maryland, Inc.
          dated September 22, 1986 (Incorporated by reference to Exhibit No. 2.1 to Registrant's Registration Statement
          No. 33-8837 on Form S-4).

10.1      1987 Stock Option Plan (Incorporated by reference to Appendix E to Proxy Statement/Prospectus filed as part of
          Registration Statement No. 33-19636 on Form S-4).

10.2      Promissory notes executed by American Realty Trust, Inc. to First City, Texas-Dallas dated as of September 29,
          1989 (Incorporated by reference to Exhibit No. 10.12 to the Registrant's Registration Statement No. 33-19920
          on Form S-11).

10.3      Collateral Assignment of Participation Agreement between American Realty Trust, Inc. and First City,
          Texas-Dallas, dated as of September 29, 1989 (Incorporated by reference to Exhibit No. 10.13 to the
          Registrant's Registration Statement No. 33-19920 on Form S-11).

10.4      Participation Agreement between Collecting Bank, National Association and American Realty Trust, Inc., dated as of September 29, 1989 (Incorporated by reference to Exhibit No. 10.14 to the Registrant's Registration
          Statement No. 33-19920 on Form S-11).

10.5      Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National
          Realty Advisors, Inc., dated as of October 4, 1989 (Incorporated by reference to Exhibit No. 10.15 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                            Description
-------   ----------------------------------------------------------------------
10.6      Amendment No. 1 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management,
          Inc., formerly National Realty Advisors, Inc., dated as of December 5, 1989 (Incorporated by reference to
          Exhibit No. 10.17 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

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

21.0      Subsidiaries of the Registrant.

27.0      Financial Data Schedule

99.0      Settlement Agreement and Mutual Release, dated as of December 27, 1991, between Southmark Corporation, et al and Gene E. Phillips, et al (Incorporated by reference to Exhibit No. 28.1 to the Registrant's Current Report
          on Form 8-K dated December 27, 1991).

99.1      Agreement dated as of February 25, 1992, between Gene E. Phillips, William S. Friedman, American Realty Trust,
          Inc., Syntek West, Inc., National Realty Advisors, Inc., Transcontinental Realty Investors, Inc., Continental
          Mortgage and Equity Trust, National Income Realty Trust and Income Opportunity Realty Trust (Incorporated by
          reference to Exhibit No. 28.1 to the Registrant's Current Report on Form 8-K dated February 25, 1992).

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERICAN REALTY TRUST, INC.




Dated: March 31, 1995                    By:    /s/ Karl L. Blaha
      --------------------------             ---------------------------------
                                                Karl L. Blaha
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:    /s/ Oscar W. Cashwell              By:    /s/ Al Gonzalez
   -----------------------------             ---------------------------------
     Oscar W. Cashwell                          Al Gonzalez
     Director                                   Director




By:    /s/ Dale A. Crenwelge              By:    /s/ Ryan T. Phillips
   -----------------------------             ---------------------------------
     Dale A. Crenwelge                          Ryan T. Phillips
     Director                                   Director




                                          By:    /s/ G. Wayne Watts
                                             ---------------------------------
                                                G. Wayne Watts
                                                Director





By:    /s/ Hamilton P. Schrauff           By:    /s/ Thomas A. Holland
   -----------------------------             ---------------------------------
     Hamilton P. Schrauff                       Thomas A. Holland
     Executive Vice President and               Senior Vice President and
     Chief Financial Officer                    Chief Accounting Officer




Dated: March 31, 1995
      ----------------------------

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      FOR THE YEAR ENDED DECEMBER 31, 1994




Exhibit                                                                    Page
Number                        Description                                 Number
-------     ----------------------------------------------------------    ------

21.0        Subsidiaries of Registrant.                                     112

27.0        Financial Data Schedule.                                        113