Form 10-Q
period 1995-03-31
AMERICAN REALTY TRUST INC ET AL
filed 1995-05-12
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995


                         Commission File Number 1-9948


                             AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                                54-0697989
- -------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas          75231
- --------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                (Zip Code)


                                 (214) 692-4700
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     2,929,164
- ----------------------------         ---------------------------------
          (Class)                     (Outstanding at April 28, 1995)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              March 31,          December 31,
                                                                               1995                  1994
                                                                           -------------         ------------
                                                                                  (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..........................................                       $        47,842       $       47,378
Nonperforming, nonaccruing..........................                                 1,821                2,315
                                                                           ---------------       --------------
                                                                                    49,663               49,693

Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1995 and $5,423 in 1994)..                                15,285               23,748

Less - allowance for estimated losses...............                                (8,201)              (8,201)
                                                                           ---------------       --------------
                                                                                    56,747               65,240

Real estate held for investment, net of accumulated
  depreciation ($1,695 in 1995 and $1,396 in 1994)..                                27,982               27,950
Marketable equity securities, at market value.......                                 6,107                1,309
Cash and cash equivalents...........................                                   478                  193
Investments in real estate entities.................                                39,597               38,844
Other assets........................................                                 3,227                3,826
                                                                           ---------------       --------------

                                                                           $       134,138       $      137,362
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                                              March 31,           December 31,
                                                                                1995                 1994
                                                                           -------------          ------------
                                                                                  (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable.........................                        $        37,738       $       45,695
Margin borrowing..................................                                  32,484               26,391
Accounts payable and other liabilities (including
  $1,187 in 1995 and $1,505 in 1994 due to
  affiliate).......................................                                  8,442                8,921
                                                                           ---------------       --------------
                                                                                    78,664               81,007

Minority interest..................................                                    461                  461

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,929,164 shares.................................                                     29                   29
Paid-in capital....................................                                 66,749               66,749
Accumulated (deficit)..............................                                (11,765)             (10,884)
                                                                           ---------------       --------------
                                                                                    55,013               55,894
                                                                           ---------------       --------------
                                                                           $       134,138       $      137,362
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                           ------------------------------------
                                                                                1995                   1994
                                                                           ------------           -------------
                                                                                  (dollars in thousands,
                                                                                    except per share)
Income
  Rents..........................................                          $         5,407       $        2,381
  Interest.......................................                                    1,323                  741
  Equity in (loss) of investees..................                                   (1,260)                (527)
  Other..........................................                                     (650)                 365
                                                                           ---------------       --------------
                                                                                     4,820                2,960
Expenses
  Property operations............................                                    3,879                1,577
  Interest.......................................                                    1,757                1,634
  Advisory and servicing fees to affiliate.......                                      304                  320
  General and administrative.....................                                      560                  608
  Depreciation and amortization..................                                      440                  335
  Minority interest..............................                                      -                     55
                                                                           ---------------       --------------
                                                                                     6,940                4,529
                                                                           ---------------       --------------

(Loss) before gain on sale of real estate and
  extraordinary gain.............................                                   (2,120)              (1,569)
Gain on sale of real estate......................                                      924                  176
Extraordinary gain...............................                                      315                   36
                                                                           ---------------       --------------
Net (loss).......................................                          $          (881)      $       (1,357)
                                                                           ===============       ==============


Earnings per share
  (Loss) before gain on sale of real estate and
    extraordinary gain...........................                          $          (.72)      $         (.54)
  Gain on sale of real estate....................                                      .31                  .06
  Extraordinary gain.............................                                      .11                  .01
                                                                           ---------------       --------------
  Net (loss).....................................                          $          (.30)      $         (.47)
                                                                           ===============       ==============


Weighted average Common shares used in computing
  earnings per share.............................                                2,929,164            2,884,164
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1995





                                 Common Stock
                           ------------------------                Paid-in          Accumulated     Stockholders'
                                 Shares            Amount          Capital           Earnings            Equity
                           ---------------     -------------    -------------     --------------    --------------
                                                            (dollars in thousands)
Balance,
  January 1, 1995......          2,929,164     $          29    $      66,749     $      (10,884)   $       55,894

  Net (loss)...........                -                 -                -                 (881)             (881)
                           ---------------     -------------    -------------     --------------    --------------

Balance, March 31, 1995          2,929,164     $          29    $      66,749     $      (11,765)   $       55,013
                           ===============     =============    =============     ==============    ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                           ------------------------------------
                                                                                1995                  1994
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
Cash Flows From Operating Activities
     Rents collected.................................                      $         5,996       $        1,770
     Interest and dividends collected................                                1,512                  870
     Distributions received from equity investees'
       operating cash flow...........................                                  421                  695
     Payments for property operations................                               (4,733)              (2,272)
     Interest paid...................................                               (1,562)              (1,390)
     Advisory and servicing fees paid to affiliate...                                 (304)                (320)
     General and administrative expenses paid........                                 (651)                (635)
     Other...........................................                                   (5)                 -
                                                                           ---------------       --------------
       Net cash provided by (used in) operating
         activities..................................                                  674               (1,282)

Cash Flows From Investing Activities
     Collections on notes receivable.................                                  958                  231
     Proceeds from sale of real estate...............                                9,668                  640
     Proceeds from sale of marketable equity
       securities.....................................                                 570                  107
     Purchase of marketable equity securities........                               (6,302)              (2,069)
     Investment in real estate entities..............                               (2,214)                (807)
     Real estate improvements........................                                 (652)                (148)
                                                                           ---------------       --------------
       Net cash provided by (used in) investing
         activities.................................                                 2,028               (2,046)

Cash Flows From Financing Activities
     Payments on notes payable......................                                (8,003)              (1,135)
     Net collections (advances) to/from affiliates..                                  (507)                 914
     Margin borrowing, net.........................                                  6,093                3,301
                                                                           ---------------       --------------
       Net cash provided by (used in) financing
         activities.................................                                (2,417)               3,080

       Net increase (decrease) in cash and cash
         equivalents...                                                                285                 (248)

Cash and cash equivalents, beginning of period...                                      193                  843
                                                                           ---------------       --------------
Cash and cash equivalents, end of period.........                          $           478       $          595
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                           -----------------------------------
                                                                                1995                  1994
                                                                           ---------------       --------------
                                                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash provided
  by operating activities

  Net (loss).......................................                        $          (881)      $       (1,343)
  Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities
     Extraordinary gain.............................                                  (315)                 (36)
     Depreciation and amortization..................                                   440                  335
     Gain on sale of real estate....................                                  (924)                (176)
     Distributions from equity investees' operating
        cash flow....................................                                  421                  695
     Equity in losses of investees..................                                 1,260                  527
     Unrealized loss on marketable equity securities                                   996                   67
     (Increase) decrease in accrued interest
        receivable...................................                                  (81)                 160
     (Increase) decrease in other assets............                                   511               (1,128)
     Increase in accrued interest payable...........                                    83                  301
     (Decrease) in accounts payable and
        other liabilities............................                                 (931)                (684)
     Other..........................................                                    95                  -
                                                                           ---------------       --------------

       Net cash provided by (used in) operating
        activities.................................                        $           674       $       (1,282)
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's maturity on November 1, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994, the borrower paid the Company a total of $235,000 in nonrefundable fees to delay foreclosure of the property. In February and March 1995, the borrower paid the Company a total of $35,000 to delay the foreclosure until April 24, 1995. On April 21, 1995, the borrower filed for a bankruptcy petition. The Company is in the process of filing a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. The note had a principal balance of $1.6 million at March 31, 1995. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property, less estimated cost of sale, exceeds the carrying value of the note.

NOTE 3.  REAL ESTATE

In February 1995, the Company sold the Boulevard Villas Apartments in Las Vegas, Nevada, for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with his $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas. In March 1995, the office building was sold and the Company's loan was paid in full. The Company received net cash of $3.4 million from the sale of the apartment after the payoff of $5.9 million in existing mortgage debt recognizing a gain of $924,000 on the sale. The Company paid a real estate brokerage commission of $288,000 to Carmel Realty, Inc., an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $9.6 million sales price.

In 1991, the Company purchased all of the capital stock of a corporation which owned 181 developed residential lots in Fort Worth, Texas. Through December 31, 1994, a total of 169 of the residential lots had

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

been sold. In the first three months of 1995 two additional lots were sold, with 10 lots remaining to be sold at March 31, 1995.

Also in 1991, the Company purchased all of the capital stock of a company which owns a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1994, 109 of the residential lots had been sold. In the first three months of 1995 no additional lots were sold. At March 31, 1995, four lots remained to be sold.

NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P.

In July 1989, the Company acquired Southmark Corporation's ("Southmark") 96% limited partner interest in SAMLP, the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner, and until March 4, 1994, William
S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP. In February 1992, in accordance with the provisions of the settlement of adversary proceedings, the Company assigned to Southmark a 19.2% limited partner interest in SAMLP.

NRLP, SAMLP and Messrs. Phillips and Friedman were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provides for, among other things; (i) the appointment of an NRLP oversight committee, (ii) the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest, (iii) a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs, (iv) a deferral or waiver of certain future compensation to SAMLP, (v) the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations, (vi) the issuance of unit purchase warrants to members of the plaintiff class, and (vii) the contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP indemnified Messrs. Phillips and Friedman, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest was paid by SAMLP in May 1994.

The settlement agreement provides for the withdrawal and replacement of SAMLP as general partner if the unit price targets are not met for two consecutive anniversary dates. The unit price targets for the first and second anniversary dates were not met. On July 8, 1992, SAMLP notified the NRLP oversight committee of the failure of NRLP to meet the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P.

unit price targets for two successive years and that it expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $33.0 million at December 31, 1994, before reduction for the principal balance ($4.2 million at March 31, 1995) and accrued interest ($4.5 million at March 31, 1995) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee previously has informed NRLP that it calculated the amount of such Redeemable General Partner Interest, to be less than the amount calculated by SAMI. Any dispute pertaining to the amount of the Redeemable General Partner Interest upon the withdrawal of SAMLP as general partner of NRLP and NOLP, will be resolved by the Judge appointed pursuant to the class action settlement to supervise its implementation (the "Supervising Judge"). NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on the Company's investment in limited partner units of NRLP ($13.7 million at March 31, 1995).

In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the class action settlement. The Implementation Agreement was subject to receipt of a notice from Mr. Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

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

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P.

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

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner nominee is not elected, the existing settlement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

On April 24, 1995, the Company's Board of Directors approved the Company's entering into a comfort and indemnification letter whereby the Company would agree to indemnify Mr. Elliott and any entity controlled by Mr. Elliott which is elected to serve as the successor general partner of NRLP and NOLP. Such indemnification will stand behind any indemnification to which Mr. Elliott or any entity controlled by Mr. Elliott may be entitled to under the NRLP partnership agreement.

NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities includes (i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, through the Company's 76.8% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at March 31, 1995 was as follows:


                  Percentage                  Carrying
               of the Company's               Value of                  Equivalent                 Market Value
                Ownership at               Investment at                 Investee                of Investment at
Investee       March 31, 1995              March 31, 1995           at March 31, 1995             March 31, 1995
- -------   -  ------------------          ------------------         ------------------           ----------------
NRLP                49.2%                     $    13,659              $            *              $       32,614
CMET                35.3                           11,752                     27,436                       15,435
IORT                22.9                            2,479                      5,835                        3,556
TCI                 25.9                            7,824                     24,753                       10,405
                                              -----------                                          --------------
                                                   35,714                                          $       62,010
                                                                                                   ==============
General partner
  interest in NRLP
  and NOLP                                          7,673
Other                                              (3,807)
                                              -----------
                                              $    39,580
                                              ===========

____________________

* At March 31, 1995, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1994, was $144.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1994.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1995.

Set forth below is summarized combined results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1995:


          Revenues....................................................               $49,063
          Property operating expenses.................................               (32,192)
          Depreciation................................................                (5,769)
          Interest expense............................................               (14,645)
          Provision for losses........................................                  (541)
          Gain on sale of real estate.................................                   -
          Gain on sale of partnership interest........................                   -
          Extraordinary gain..........................................                 1,293
                                                                                     -------
          Net (loss)..................................................               $(2,791)
                                                                                     =======

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. In 1993, CMET, IORT and NRLP all resumed quarterly distributions. In the first three months of 1995, the Company received aggregate distributions of $421,000 from CMET, IORT and NRLP.

In the first three months of 1995, the Company purchased a total of $2.2 million of equity securities of the Trusts and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1994, 60 residential lots had been sold. In the first three months of 1995 an additional 18 lots were sold. At March 31, 1995, 209 lots remained to be sold.

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. In the first three months of 1995, the Company purchased $6.3 million and sold $492,000 of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1995, the Company recognized an unrealized decline in the market value of its trading portfolio securities of $996,000. Also in the first three months of 1995, the Company realized a net gain of $62,000 from the sale of trading portfolio securities and received $188,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.  NOTES AND INTEREST PAYABLE

In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn in the amount of $3.5 million, with the ability to increase the principal balance of the new mortgage by an additional $1.0 million over an 18 month period if certain performance criteria are achieved. The Company received net cash of $485,000 after the payoff of $2.9 million of existing mortgage debt and closing costs associated with the refinancing. The new mortgage bears a variable interest rate of 4% over the three month London Interbank Offered Rate adjusted quarterly,

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  NOTES AND INTEREST PAYABLE (Continued)

currently 10 1/4% per annum, not to exceed 14% per annum nor be less than 9 1/2% per annum. The new mortgage requires a $32,423 monthly principal and interest payment and matures May 1, 2002. The Company paid a mortgage brokerage and equity refinancing fee of $35,000 to BCM, the Company's advisor, based on the $3.5 million refinancing.

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and other marketable equity securities, and bear interest rates ranging from 6.75% to 10.25% per annum. Margin borrowing totaled $32.4 million at March 31, 1995.

NOTE 8.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three months ended March 31, 1994 or 1995.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

                      ____________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 1995 aggregated $478,000, compared with $193,000 at December 31, 1994. Although the Company anticipates that during the remainder of 1995 it will generate excess cash flow from operations, as discussed below, such excess cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

flow is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowing against its investments in various real estate entities and other marketable securities, mortgage notes receivable and the sale or refinancing of properties to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1994, notes payable totaling $13.6 million had scheduled maturities during 1995. The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its debt obligations that mature during the remainder of 1995. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1995. This increase in cash flow is expected to be derived from improved operations of the Kansas City Holiday Inn, which the Company acquired in 1993, due to major rehabilitation completed in 1994 and from the operations of the Denver Merchandise Mart and Inn at the Mart (collectively the "Mart") obtained in the second quarter of 1994. The Company also expects lot sales at its two Texas residential subdivisions to generate additional cash flow. See NOTE 3. "REAL ESTATE."

The Company expects that funds from existing cash sources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowing against its investments in marketable equity securities and notes receivables will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make equity investments in real estate, additional investments in marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company has received $1.0 million in principal payments in the three months ended March 31, 1995, including a $860,000 note payoff at its maturity in February 1995.

Loans Payable. In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn. The Company received net cash of $485,000 after the payoff of the existing $2.9 million debt and the payment of closing costs associated with the refinancing. The Company has the ability to increase the principal balance of the new mortgage by an additional $1.0 million if certain performance criteria are met. See NOTE 6. "NOTES AND INTEREST PAYABLE."

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of marketable equity securities. The borrowing under such margin arrangements are secured by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

such equity securities and bear interest rates ranging from 6.75% to 10.25% per annum. Margin borrowing totaled $32.4 million at March 31, 1995, an increase of $6.0 million from December 31, 1994.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a REIT for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. CMET, IORT and NRLP resumed their payment of quarterly distributions in 1993. The Company has received distributions totaling $421,000 in the first three months of 1995 from CMET, IORT and NRLP.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying amount of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In an instance where the estimated net realizable value is less than the carrying amount at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of a mortgage note receivable is based on management's review and evaluation of the collateral property securing such note. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies

Syntek Asset Management, L.P. ("SAMLP") serves as the general partner of NRLP. The Company owns a 76.8% limited partner interest in SAMLP. The Company also owns approximately 49% of the outstanding units of NRLP. In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott to stand for election as the successor general partner of NRLP and for the resolution of all related matters under a prior class action settlement. The Implementation Agreement was subject to receipt of a notice from Mr. Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

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

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third or fourth quarter of 1995.

The Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP (including the Company), shall not vote to remove the successor general partner, except for removal with cause, for a period of thirty months from the date the successor general partner takes office. In addition, the Supervising Judge shall make a determination of any amounts which NRLP may owe to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP or its affiliates may owe to NRLP. Any amounts which NRLP may be determined to owe to SAMLP may be paid over a period of time to be determined by the parties on terms which shall not hinder NRLP's ability to meet its other financial obligations.

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner nominee is not elected, the existing settlement shall remain in full force and effect and all of the provisions of the Implementation Agreement shall be voided.

On April 24, 1995, the Company's Board of Directors approved the Company's entering into a comfort and indemnification letter whereby the Company would agree to indemnify Mr. Elliott and any entity controlled by Mr. Elliott which is elected to serve as the successor general

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

partner of NRLP and NOLP. Such indemnification will stand behind any indemnification to which Mr. Elliott or any entity controlled by Mr. Elliott may be entitled to under the NRLP partnership agreement.

Results of Operations

For the three months ended March 31, 1995, the Company reported a net loss of $881,000, compared to a net loss of $1.4 million for the three months ended March 31, 1994. The primary factors contributing to the Company's reduced net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $804,000 for the three months ended March 31, 1994 to $1.5 million for the three months ended March 31, 1995. The increase is principally due to the Company's 1993 acquisition of the Kansas City Holiday Inn, combined with the Company's obtaining the Mart in April 1994. These increases were partially offset by the Company's sale of four apartment complexes in November 1994 and an additional apartment complex in February 1995.

Interest income from mortgage notes receivable increased from $741,000 for the three months ended March 31, 1994 to $1.3 million for the three months ended March 31, 1995. The increase is primarily due to the collection of interest on the note receivable secured by the Continental Hotel and Casino throughout the entire first quarter of 1995 compared to the note's nonperformance during the first quarter of 1994.

Equity in loss of investees increased from a loss of $527,000 for the three months ended March 31, 1994 to a loss of $1.3 million for the three months ended March 31, 1995. The increase in equity losses is attributable to the Company's continued increase in equity ownership in each of CMET, IORT, TCI and NRLP, increasing the Company's proportionate share of equity in the results of operations of each such entity. Combined operating losses of the four entities increased from a loss of $1.3 million for the three months ended March 31, 1994 to an operating loss of $2.8 million for the three months ended March 31, 1995.

Other income decreased from $365,000 for the three months ended March 31, 1994 to a loss of $650,000 for the three months ended March 31, 1995. The decrease is primarily due to a $996,000 unrealized loss on the Company's trading portfolio securities. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased from $1.6 million for the three months ended March 31, 1994 to $1.8 million for the three months ended March 31, 1995. The three month increase is primarily attributable to debt refinancings and debt assumed on the Company obtaining the Mart subsequent to March 31, 1994 and a $6.0 million increase in margin borrowing from December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Depreciation and amortization increased from $335,000 for the three months ended March 31, 1994 to $440,000 for the three months ended March 31, 1995. This increase is attributable to the Company's obtaining the Mart in April 1994 and spending approximately $1.2 million for capital improvements to the Kansas City Holiday Inn in 1994.

Advisory and mortgage servicing fees of $320,000 for the three months ended March 31, 1994 approximated the $304,000 for the three months ended March 31, 1995.

General and administrative expenses decreased from $608,000 for the three months ended March 31, 1994 to $560,000 for the three months ended March 31, 1995. The three month decrease is primarily attributable to legal fees incurred in 1994 in connection with litigation relating to a loan guarantee and legal and consulting fees incurred in connection with nonperforming notes receivable.

Gains on sale of real estate sales were $924,000 for the three months ended March 31, 1995 compared to $176,000 for the three months ended March 31, 1994. In the three months ended March 31, 1995, the Company recognized a $924,000 gain on the sale of the Boulevard Villas Apartments. The 1994 gain is related to the sale of residential lots.

The Company reported a $36,000 extraordinary gain for the three months ended March 31, 1994 compared to a $315,000 extraordinary gain for the three months ended March 31, 1995. The 1994 extraordinary gain is due to the forgiveness of a portion of a first mortgage from early payoff of the second mortgage. The 1995 extraordinary gain of $315,000 is the Company's share of an equity investees' extraordinary gain from the early payoff of debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Company from property sales. Moreover, the Company frequently lends at fixed rates while it borrows at floating rates. In periods of falling interest rates, this could result in the Company's mortgage loan portfolio yielding above-market rates while the cost of borrowing decreases.

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The statement requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified or held for sale. A corresponding
charge or credit to earnings is to be recognized.   Long-lived assets held for
sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Company's management has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Company's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale, will require reevaluation.

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, its depreciation and net loss in the first quarter of 1995 would not have been affected and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                                    Description
- -------            -------------------------------------------------------
 27.0              Financial Data Schedule


(b)     Reports on Form 8-K as follows:

        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN REALTY TRUST, INC.





Date:       May 12, 1995                By:  /s/ Karl L. Blaha
     -------------------------              ------------------------------
                                                 Karl L. Blaha
                                                   President





Date:       May 12, 1995                By:  /s/ Hamilton P. Schrauff
     --------------------------              -----------------------------
                                                 Hamilton P. Schrauff
                                             Executive Vice President and
                                                Chief Financial Officer

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1995





Exhibit                                                                                    Page
Number                         Description                                                 Number
- -------     ---------------------------------------------------                            ------
  27.0      Financial Data Schedule                                                          24