Form 10-Q
period 1995-06-30
AMERICAN REALTY TRUST INC ET AL
filed 1995-08-11
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995
                                                            -------------

                         Commission File Number 1-9948
                                                ------

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
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                     2,929,164
- ----------------------------         --------------------------------
          (Class)                     (Outstanding at July 28, 1995)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              June 30,            December 31,
                                                                                1995                  1994
                                                                           ---------------       --------------
                                                                                 (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
  Performing........................................                       $        47,512       $       47,378
  Nonperforming, nonaccruing........................                                 1,820                2,315
                                                                           ---------------       --------------
                                                                                    49,332               49,693

Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1995 and $5,423 in 1994)..                                29,322               23,748

Less - allowance for estimated losses...............                                (8,201)              (8,201)
                                                                           ---------------       --------------
                                                                                    70,453               65,240

Real estate held for investment, net of accumulated
  depreciation ($1,997 in 1995 and $1,396 in 1994)..                                28,054               27,950
Marketable equity securities, at market.............                                 7,302                1,309
Cash and cash equivalents...........................                                   431                  193
Investments in real estate entities.................                                40,683               38,844
Other assets........................................                                 4,589                3,826
                                                                           ---------------       --------------

                                                                           $       151,512       $      137,362
                                                                           ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                                              June 30,           December 31,
                                                                                1995                  1994
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................                        $        54,678       $       45,695
Margin borrowing...................................                                 34,982               26,391
Accounts payable and other liabilities (including
  $475,000 in 1995 and $1,505 in 1994 to affiliate)                                  9,164                8,921
                                                                           ---------------       --------------

                                                                                    98,824               81,007

Minority interest..................................                                  1,097                  461

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,929,164 shares.................................                                     29                   29
Paid-in capital....................................                                 66,749               66,749
Accumulated (deficit)..............................                                (15,187)             (10,884)
                                                                           ---------------       --------------
                                                                                    51,591               55,894
                                                                           ---------------       --------------
                                                                           $       151,512       $      137,362
                                                                           ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three Months                    For the Six Months
                                                    Ended June 30,                          Ended June 30,
                                          ----------------------------------      ---------------------------------
                                               1995               1994                 1995               1994
                                          --------------      --------------      ---------------     -------------
                                                            (dollars in thousands, except per share)
Income
  Rents.......................            $        3,684      $        4,813      $         9,091     $       7,194
  Interest....................                     1,257               1,064                2,580             1,805
  Equity in (losses) of
    real estate investees.....                    (1,699)               (545)              (2,959)           (1,072)
  Other.......................                       611                 353                  (39)              718
                                          --------------      --------------      ---------------     -------------
                                                   3,853               5,685                8,673             8,645
                                          --------------      --------------      ---------------     -------------

Expenses
  Property operations.........                     3,333               3,661                7,212             5,238
  Interest....................                     1,999               2,050                3,756             3,684
  Advisory and servicing fees
    to affiliate..............                       239                 305                  543               625
  General and administrative..                       667                 406                1,227             1,014
  Depreciation and
    amortization..............                       402                 421                  842               756
  Minority interest...........                       671                 103                  671               158
                                          --------------      --------------      ---------------     -------------
                                                   7,311               6,946               14,251            11,475
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
  real estate and extraordinary
  gain........................                    (3,458)             (1,261)              (5,578)           (2,830)
Gain on sale of real estate...                        24                  57                  948               233
Extraordinary gain............                        12                  14                  327                50
                                          --------------      --------------      ---------------     -------------

Net (loss)....................            $       (3,422)     $       (1,190)     $        (4,303)    $      (2,547)
                                          ==============      ==============      ===============     =============

Earnings per share
 (Loss) before gain on sale
   of real estate and extra-
   ordinary gain.............             $        (1.18)     $        (.40)      $        (1.90)     $        (.94)
 Gain on sale of real
   estate....................                        .01                .02                  .32                .08
 Extraordinary gain..........                        -                  -                    .11                .01
                                          --------------      -------------       --------------      -------------

 Net (loss)..................             $        (1.17)     $        (.38)      $        (1.47)     $        (.85)
                                          ==============      =============       ==============      =============

Weighted average Common shares
 used in computing earnings
 per share...................                  2,929,164          3,092,515            2,929,164          2,988,915
                                          ==============      =============       ==============      =============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1995





                                       Common Stock
                              -----------------------------        Paid-in         Accumulated       Stockholders'
                                  Shares           Amount          Capital           Earnings          Equity
                              ------------     -------------    -------------     ---------------   ---------------
                                                                     (dollars in thousands)
Balance,
  January 1, 1995......          2,929,164     $          29    $      66,749     $       (10,884)  $       55,894

  Net (loss)...........                -                 -                -                (4,303)           (4,303)
                              ------------     -------------    -------------     ---------------   ---------------

Balance, June 30, 1995.          2,929,164     $          29    $      66,749     $       (15,187)  $       51,591
                              ============     =============    =============     ===============   ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                           -------------------------------------
                                                                                 1995                  1994
                                                                           ----------------      ---------------
                                                                                   (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected.................................                         $          9,437      $         6,197
  Interest and dividends collected................                                    3,054                1,696
  Distributions received from real estate
     investees' operating cash flow................                                     878                  986
  Payments for property operations................                                   (6,702)              (5,561)
  Interest paid...................................                                   (3,922)              (3,259)
  Advisory and servicing fees paid to affiliate...                                     (543)                (625)
  General and administrative expenses paid........                                   (1,284)              (1,672)
  Deferred borrowing costs........................                                   (1,200)                -
  Other...........................................                                      228                  147
                                                                           ----------------      ---------------

     Net cash (used in) operating activities.......                                     (54)              (2,091)


Cash Flows From Investing Activities
  Collections on notes receivable.................                                    1,186                1,832
  Proceeds from sale of real estate...............                                    9,731                  847
  Proceeds from sale of marketable equity
     securities....................................                                   3,061                3,955
  Purchase of marketable equity securities........                                   (9,870)              (7,029)
  Investment in real estate entities..............                                   (5,546)              (1,803)
  Purchase of real estate.........................                                  (14,076)                -
  Real estate improvements........................                                   (1,026)                (875)
                                                                           ----------------      ---------------

     Net cash (used in) investing activities.......                                 (16,540)              (3,073)


Cash Flows From Financing Activities
  Proceeds from notes payable....................                                    23,700                  526
  Payments on notes payable......................                                   (14,401)              (2,039)
  Net collections (advances) to/from affiliates..                                    (1,059)                 159
  Margin borrowings, net.........................                                     8,592                5,973
                                                                           ----------------      ---------------

     Net cash provided by financing activities....                                   16,832                4,619

     Net increase (decrease) in cash and cash
       equivalents................................                                      238                 (545)


Cash and cash equivalents, beginning of period...                                       193                  843
                                                                           ----------------      ---------------

Cash and cash equivalents, end of period.........                          $            431      $           298
                                                                           ================      ===============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                           -------------------------------------
                                                                                 1995                 1994
                                                                           ----------------      ---------------
                                                                                   (dollars in thousands)
Reconciliation of net (loss) to net cash (used in)
  operating activities
  Net (loss).......................................                        $         (4,303)     $        (2,547)
  Adjustments to reconcile net (loss) to net cash
     (used in) operating activities
     Extraordinary gain.............................                                   (327)                 (50)
     Depreciation and amortization..................                                    842                  756
     Gain on sale of real estate....................                                   (948)                (233)
     Distributions from real estate investees'
       operating cash flow..........................                                    878                  986
     Equity in losses of real estate investees......                                  2,959                1,072
     Unrealized loss on marketable equity securities                                    899                   83
     (Increase) decrease in interest receivable.....                                    266                  (45)
     (Increase) in other assets.....................                                   (569)              (1,697)
     Increase (decrease) in interest payable........                                   (260)                 200
     Increase (decrease) in accounts payable and
       other liabilities............................                                    414                 (963)
     Other..........................................                                     95                  347
                                                                           ----------------      ---------------

       Net cash (used in) operating activities......                       $            (54)     $        (2,091)
                                                                           ================      ===============



Schedule of noncash investing activities

Carrying value of real estate acquired through
  assumption of debt with a carrying value
  of $6,080.......................................                         $           -         $         6,341

Carrying value of real estate acquired through
  satisfaction of a receivable with a carrying
  value of $125...................................                                     -                     125


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's maturity on November 1, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994, the borrower paid the Company a total of $235,000 in nonrefundable fees to delay foreclosure of the property. In February and March 1995, the borrower paid the Company a total of $35,000 to delay the foreclosure until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. In July 1995, the Company filed a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. The note had a principal balance of $1.6 million at June 30, 1995. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

As discussed in the Company's 1994 Form 10-K, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada for a $22.0 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash in June 1992. The $500,000 note was paid off on July 30, 1993. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens. The wraparound mortgage note receivable and the underlying liens matured July 1, 1995. The Company, the borrower and the underlying lienholder are currently in negotiations to extend the wraparound mortgage note receivable and the underlying liens to December 1, 1995. Other terms of the notes are to remain the same. At June 30, 1995, the principal balance on the wraparound note receivable was $24.1 million and the principal balance of the underlying liens was $4.5 million.

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

On May 15, 1995, the Company purchased four tracts of partially developed land in Irving, Texas totaling 74.9 acres for $13.5 million. The Company paid a real estate acquisition fee of $405,000 to Carmel Realty, Inc., an affiliate of BCM, the Company's advisor, based on the $13.5 million purchase price. To make the acquisition, the Company borrowed $15.0 million under a term loan, which bears interest at prime plus 4%, (13% per annum at June 30, 1995), requires monthly interest only payments, a 1% annual maintenance fee, principal reduction payments of $1.5 million on the first day of November 1995 and May 1996 and $3.0 million every six months thereafter from November 1996, with the balance of principal and accrued but unpaid interest due at maturity on May 1, 1998. The loan is secured by the land in Irving, Texas, a participation interest in two of the Company's notes receivable, land in Atlanta, Georgia and 65,200 National Realty, L.P. ("NRLP") limited partner units owned by the Company. The Company received net cash proceeds of $210,000 after the purchase of land and payment of associated closing costs. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan balance to $18.0 million. This $3.0 million borrowing is due on December 31, 1995.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December
31, 1994, a total of 172 of the residential lots had been sold. In the first six months of 1995 three additional lots were sold and 26 lots were remaining at June 30, 1995.

Also in 1991, the Company purchased all of the capital stock of a company which owned a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1994, 109 of the residential lots had been sold. In the first six months of 1995 the final four lots were sold for an aggregate gain of $24,000.

NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P.

In July 1989, the Company acquired Southmark Corporation's ("Southmark") 96% limited partner interest in SAMLP, the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP. In February 1992, in accordance with the provisions of the settlement of certain adversary proceedings, in the Southmark bankruptcy the Company assigned to Southmark a 19.2% limited partner interest in SAMLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $33.0 million at December 31, 1994, before reduction for the principal balance ($4.2 million at June 30, 1995) and accrued interest ($4.8 million at June 30, 1995) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

previously has informed NRLP that it calculated the amount of such Redeemable General Partner Interest, to be less than the amount calculated by SAMI. Any dispute pertaining to the amount of the Redeemable General Partner Interest upon the withdrawal of SAMLP as general partner of NRLP and NOLP, will be resolved by the Judge appointed pursuant to the class action settlement to supervise its implementation (the "Supervising Judge"). NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on the Company's investment in limited partner units of NRLP ($14.0 million at June 30, 1995).

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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of August 10, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the class members had not been notified. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the first quarter of 1996.

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


NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

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

Because the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities, the Company accounts for its investment in the Trusts, and the joint venture partnerships under the equity method of accounting. In the case of NRLP, the Company continues to account for its investment under the equity method due to the pending change in NRLP's general partner from SAMLP to an unaffiliated third party. (See NOTE 4. "SYNTEK ASSET MANAGEMENT, L.P.") Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1995 was as follows:

                                                                       Equivalent
             Percentage                   Carrying                      Investee
           of the Company's               Value of                      Book Value                 Market Value
            Ownership at                Investment at                       at                    of Investment at
Investee   June 30, 1995                June 30, 1995                  June 30, 1995               June 30, 1995
- --------  ----------------            -----------------              -----------------           -----------------
NRLP            51.0%                   $      13,966                  $           *               $     33,148
CMET            36.0                           11,946                        27,818                      15,243
IORT            25.5                            2,732                         6,230                       3,955
TCI             26.8                            7,410                        23,864                      10,932
                                        -------------                                              ------------
                                               36,054                                              $     63,278
                                                                                                   ============
General partner
  interest in NRLP
  and NOLP                                      7,551
Other                                          (2,922)
                                       --------------
                                      $        40,683
                                      ===============

____________________

* At June 30, 1995, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1994, was $144.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1994.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1995.

Set forth below is summarized combined results of operations for the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1995:

               Revenues....................................................     $       99,137
               Property operating expenses.................................            (66,292)
               Depreciation................................................            (11,729)
               Interest expense............................................            (30,220)
               Provision for losses........................................               (541)
               Extraordinary gain..........................................              1,341
                                                                                --------------
               Net (loss)..................................................     $       (8,304)
                                                                                ==============

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distribu-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

tions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. CMET, IORT and NRLP all make regular quarterly distributions. In the six months ended June 30, 1995, the Company received aggregate distributions of $829,000 from CMET, IORT and NRLP.

In the six months ended June 30, 1995, the Company purchased a total of $4.6 million of equity securities of the Trusts and NRLP.

On June 14, 1995, the Company purchased the general partner of a limited partnership which owns three apartment complexes, with a total of 900 units, located in Illinois, Florida and Minnesota. The purchase price was $628,000 in cash. The general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of, at the time, in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1994, 60 residential lots had been sold. In the six months ended June 30, 1995 an additional 46 lots were sold and 181 lots remained to be sold. In the six months ended June 30, 1995, each partner has received $49,000 in distributions from the partnership.

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. In the six months ended June 30, 1995, the Company purchased $9.9 million, sold $2.7 million, and received $238,000 in return of capital, of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 1995, the Company recognized an unrealized decline in the market value of its trading portfolio securities of $899,000. Also in the six months ended June 30, 1995, the Company realized a net gain of $79,000 from the sale of trading portfolio securities and received $530,000 in dividends on such securities. Unrealized and realized gains and losses as well as dividends received on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  NOTES AND INTEREST PAYABLE

In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn in the amount of $3.5 million, with the ability to increase the principal balance of the new mortgage by an additional $1.0 million over an 18 month period if certain performance criteria are achieved. The Company received net cash of $485,000 after the payoff of $2.9 million of existing mortgage debt and closing costs associated with the refinancing. The new mortgage bears a variable interest rate of 4% over the three month London Interbank Offered Rate adjusted quarterly, 10 1/4% per annum at June 30, 1995, not to exceed 14% per annum nor be less than 9 1/2% per annum. The new mortgage requires a $32,423 monthly principal and interest payment and matures May 1, 2002. The Company paid a mortgage brokerage and equity refinancing fee of $35,000 to BCM, the Company's advisor, based on the $3.5 million refinancing.

In May 1995, the Company obtained a $15.0 million term loan, the proceeds of which were used to acquire 74.9 acres of partially developed land in Irving, Texas. See NOTE 3. "REAL ESTATE." In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan balance to $18.0 million. The $3.0 million borrowing is due on December 31, 1995.

As discussed in the Company's 1994 Form 10-K, the Company's underlying liens secured by the wraparound mortgage note receivable on the Continental
Hotel and Casino in Las Vegas, Nevada matured July 1, 1995. The Company and the underlying lienholder are currently in negotiations to extend the underlying liens to December 1, 1995. The principal balance of the underlying liens was $4.5 million at June 30, 1995. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Also, as discussed in the Company's 1994 Form 10-K, the Company has a borrowing from a financial institution with a principal balance of $8.2 million at June 30, 1995. The borrowing is collateralized by a note receivable with a principal balance of $17.1 million at June 30, 1995. In December 1994, the loan was modified and extended to December 18, 1997. On June 27, 1995, the lender took exception to the Company's granting a second lien on the note receivable and has given the Company 60 days to seek third party financing to pay off the loan or make other arrangements to resolve the matter. See NOTE 3. "REAL ESTATE."

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and other marketable equity securities, and bear interest rates ranging from 6.75% to 11% per annum. Margin borrowing totaled $35.0 million at June 30, 1995.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three and six months ended June 30, 1994 or 1995.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits would have no material impact on the Company's financial condition.

                    ________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1995 aggregated $431,000, compared with $193,000 at December 31, 1994. Although the Company anticipates that during the remainder of 1995 it will generate excess cash flow from operations, as discussed below, such excess cash flow is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowing against its investments in various real estate entities and other marketable securities, mortgage notes receivable and the sale or refinancing of properties to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At June 30, 1995, notes payable totaling $15.1 million have scheduled maturities during the remainder of 1995. The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its debt obligations that mature during the remainder of 1995. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects a modest increase in cash flow from property operations during the remainder of 1995. This increase in cash flow is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

expected to be derived from improved operations of the Kansas City Holiday Inn, which the Company acquired in 1993, due to major rehabilitation completed in 1994 and from the operations of the Denver Merchandise Mart and Inn at the Mart (collectively the "Mart") which were obtained in the second quarter of 1994.

The Company expects that funds from existing cash sources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities and notes receivable will be sufficient to meet the cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits, the Company may make equity investments in real estate, additional investments in marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company has received $1.2 million in principal payments in the six months ended June 30, 1995, including an $860,000 note payoff at its maturity in February 1995.

Loans Payable. In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn. The Company received net cash of $485,000 after the payoff of the existing $2.9 million mortgage and the payment of closing costs associated with the refinancing. The Company has the ability to increase the principal balance of the new mortgage by an additional $1.0 million if certain performance criteria are met. The Company expects to receive the additional $1.0 million in September or October 1995. See NOTE 7. "NOTES AND INTEREST PAYABLE."

In May 1995, the Company borrowed $15.0 million under a term loan to purchase four tracts of partially developed land totaling 74.9 acres in Irving, Texas. After purchase of land and the payment of related closing costs the Company received $210,000 net cash. See NOTE 3. "REAL ESTATE." In June 1995, the Company borrowed an additional $3.0 million under the term loan. The additional $3.0 million is due December 31, 1995.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of marketable equity securities. The borrowing under such margin arrangements are secured by such equity securities and bear interest rates ranging from 6.75% to 11% per annum. Margin borrowing totaled $35.0 million at June 30, 1995, an increase of $8.6 million from December 31, 1994.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a REIT for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. CMET, IORT and NRLP pay regular quarterly distributions. The Company has received distributions totaling $829,000 in the first six months of 1995 from CMET, IORT and NRLP.

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

Commitments and Contingencies

Syntek Asset Management, L.P. ("SAMLP") serves as the general partner of NRLP. The Company owns a 76.8% limited partner interest in SAMLP. The Company also owns approximately 51% of the outstanding units of NRLP. In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott to stand for election as the successor general partner of NRLP and for the resolution of all related matters under a prior class action settlement. The Implementation Agreement was subject to receipt of a notice from Mr.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of August 10, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the class members had not been notified. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the first quarter of 1996.

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

Results of Operations

For the three months ended June 30, 1995, the Company reported a net loss of $3.4 million, compared to a net loss of $1.2 million for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

three months ended June 30, 1994. For the six months ended June 30, 1995, the Company had a net loss of $4.3 million compared with a net loss of $2.5 million for the six months ended June 30, 1994. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) decreased from $1.2 million and $2.0 million for the three and six months ended June 30, 1994 to $351,000 and $1.9 million for the three and six months ended June 30, 1995. The decreases are principally due to the Company's sale of four apartment complexes in November 1994 and an additional apartment complex in February 1995 offset in part by improved performance at the Kansas City Holiday Inn and the Mart.

Interest income from mortgage notes receivable increased from $1.1 million and $1.8 million for the three and six months ended June 30, 1994 to $1.3 million and $2.6 million for the three and six months ended June 30, 1995. The increase is primarily due to the collection of interest on the note receivable secured by the Continental Hotel and Casino throughout the entire first six months of 1995 compared to the note's nonperformance through May of 1994.

Equity in loss of investees increased from a loss of $545,000 and $1.1 million for the three and six months ended June 30, 1994 to a loss of $1.7 million and $3.0 million for the three and six months ended June 30, 1995. The increase in equity losses is attributable to the Company's continued increase in equity ownership in each of CMET, IORT, TCI and NRLP, increasing the Company's proportionate share of equity in the results of operations of each such entity. Combined operating losses of the four entities increased from a loss of $3.4 million and $4.7 million for the three and six months months ended June 30, 1994 to an operating loss of $5.5 million and $8.3 million for the three and six months ended June 30, 1995.

Other income increased from $353,000 for the three months ended June 30, 1994 to $611,000 for the three months ended June 30, 1995 and decreased from $718,000 for the six months ended June 30, 1994 to a loss of $39,000 for the six months ended June 30, 1995. The increase in other income in the three months ended June 30, 1995 is primarily due to a $335,000 increase in dividend income received on the Company's trading portfolio and a $98,000 positive market value adjustment compared to a $16,000 market write down for the three months ended June 30, 1994, and $233,000 recognized in preferred returns on a 50% partnership interest. The six months decrease is primarily due to a net $899,000 unrealized loss in the Company's trading portfolio in first quarter of 1995 compared to a net $83,000 loss for the six months ended June 1994 and a $155,000 decrease in gains on the sale of the Company's trading portfolio. These decreases were offset in part by a $523,000 increase in dividend income on the Company's trading portfolio. See NOTE 6. "MARKETABLE EQUITY SECURITIES
- - TRADING PORTFOLIO."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense was comparable at $2.0 million for the three months ended June 30, 1994 and 1995 and increased from $3.7 million for the six months ended June 30, 1994 to $3.8 million for the six months ended June 30, 1995. The six month increase is primarily attributable to debt assumed by the Company on obtaining the Mart in March 31, 1994 and a $12.9 million increase in margin borrowing from June 30, 1994.

Depreciation and amortization was comparable at $400,000 for the three months ended June 30, 1994 and increased from $756,000 for the six months ended June 30, 1994 to $842,000 for the six months ended June 30, 1995. The six month increase is primarily due to the Mart acquisition in March 1994 offset in part by the sale of four apartment complexes in November 1994 and a fifth apartment complex in February 1995.

Advisory and mortgage servicing fees decreased from of $305,000 and $625,000 for the three and six months ended June 30, 1994 to $239,000 and $543,000 for the three and six months ended June 30, 1995. The decreases are primarily attributable to the Company's decrease in gross assets, primarily as a result of the apartment complex sales discussed above.

General and administrative expenses increased from $406,000 and $1.0 million for the three and six months ended June 30, 1994 to $667,000 and $1.2 million for the three and six months ended June 30, 1995. The three and six month increases are primarily attributable to consulting fees incurred in connection with the Company's notes receivable and hotels.

Minority interest expense increased from $103,000 and $158,000 for the three and six months ended June 30, 1994 to $671,000 for both the three and six months ended June 30, 1995. The increases are due to final settlement of the Company's investment in a joint venture. See NOTE 3. "REAL ESTATE."

Gains on sale of real estate were $24,000 and $948,000 for the three and six months ended June 30, 1995 compared with $57,000 and $233,000 for the three and
six months ended June 30, 1994.   In the three months ended June 30, 1995, the
Company recognized a $24,000 gain on the sale of the final four lots in its Denton Road project. The first six months of 1995 include an additional $924,000 gain on the sale of the Boulevard Villas Apartments in February. The 1994 gains relate to the sale of residential lots.

The extraordinary gain of $327,000 for the six months ended June 30, 1995 is the Company's share of an equity investee's extraordinary gain from the early payoff of debt. The extraordinary gain for the six months ended June 30, 1994 of $50,000 is due to the forgiveness of a portion of a first mortgage as the result of the early payoff of a second mortgage.

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

Recent Accounting Pronouncement (Continued)

sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized.
Long- lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Company's management has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Company's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale, will require reevaluation.

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, its depreciation and net loss in the three and six months ended June 30, 1995 would not have been affected and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                 _____________________________________________

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                                    Description
- -------            ---------------------------------------------------------
 27.0              Financial Data Schedule


(b)     Reports on Form 8-K as follows:

        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN REALTY TRUST, INC.





Date:    August   , 1995              By:  /s/ Karl L. Blaha
     -------------------------           -----------------------------------
                                           Karl L. Blaha
                                           President





Date:    August   , 1995              By:  /s/ Thomas A. Holland
     --------------------------          -----------------------------------
                                           Thomas A. Holland
                                           Senior Vice President and
                                           Chief Accounting Officer

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 1995





Exhibit                                                                Page
Number                         Description                            Number
- -------     ---------------------------------------------------       ------
27.0        Financial Data Schedule                                    26