Form 10-Q
period 1995-09-30
AMERICAN REALTY TRUST INC ET AL
filed 1995-11-14
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         Commission File Number 1-9948

                         AMERICAN REALTY TRUST, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


              Georgia                                         54-0697989
   -------------------------------                       -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas         75231
--------------------------------------------------------       ----------
      (Address of Principal Executive Offices)                 (Zip Code)


                               (214) 692-4700
                       ------------------------------
                       (Registrant's Telephone Number,
                            Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                      2,929,164
----------------------------          --------------------------------
          (Class)                     (Outstanding at November 3, 1995)


                        Exhibit Index Appears on Page 27

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


                         AMERICAN REALTY TRUST, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                 September 30,   December 31,
                                                                     1995           1994
                                                                 -------------   ------------
                                                                   (dollars in thousands)
                     Assets
                     ------
Notes and interest receivable
  Performing.................................................      $ 47,713       $ 47,378
  Nonperforming, nonaccruing.................................         1,820          2,315
                                                                   --------       --------
                                                                     49,533         49,693

Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1995 and $5,423 in 1994)...........        28,337         23,748

Less - allowance for estimated losses........................        (8,201)        (8,201)
                                                                   --------       --------
                                                                     69,669         65,240

Real estate held for investment, net of accumulated
  depreciation ($2,313 in 1995 and $1,396 in 1994)...........        28,538         27,950
Marketable equity securities, at market......................         3,148          1,309
Cash and cash equivalents....................................         1,155            193
Investments in real estate entities..........................        40,663         38,844
Other assets.................................................         3,996          3,826
                                                                   --------       --------

                                                                   $147,169       $137,362
                                                                    =======       ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                                  September 30,    December 31,
                                                                       1995            1994
                                                                  ------------     ------------
                                                                    (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable..................................       $ 51,328          $ 45,695
Margin borrowing............................................         33,290            26,391
Accounts payable and other liabilities (including
  $1,511 in 1995 and $1,505 in 1994 to affiliate)...........          8,703             8,921
                                                                   --------          --------

                                                                     93,321            81,007

Minority interest...........................................          1,097               461

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  2,929,164 shares..........................................             29                29
Paid-in capital.............................................         66,749            66,749
Accumulated (deficit).......................................        (14,027)          (10,884)
                                                                   --------          --------

                                                                     52,751            55,894
                                                                   --------          --------

                                                                   $147,169          $137,362
                                                                   ========          ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months           For the Nine Months
                                              Ended September 30,            Ended September 30,
                                             ---------------------        -------------------------
                                              1995           1994             1995           1994
                                             ------         ------           ------         ------
                                                   (dollars in thousands, except per share)
Income
 Rents...............................     $   5,154       $   6,737       $    14,245     $  13,931
 Interest............................         1,173           1,104             3,753         2,909
 Equity in (losses) of
 investees...........................        (1,410)         (1,042)           (4,369)       (2,114)
 Other...............................           739             461               700         1,179
                                          ---------        --------       -----------     ---------
                                              5,656           7,260            14,329        15,905

Expenses
 Property operations.................         3,004           4,752            10,216         9,990
 Interest............................         2,393           1,788             6,149         5,472
 Advisory and servicing fees
 to affiliate........................           328             295               871           920
 General and administrative..........           382             520             1,609         1,534
 Depreciation and
 amortization........................           416             489             1,258         1,245
 Minority interest...................             -               -               671           158
                                          ---------       ---------       -----------     ---------
                                              6,523           7,844            20,774        19,319
                                          ---------       ---------       -----------     ---------

(Loss) before gain on
 sale of real estate and
 extraordinary gain..................          (867)           (584)           (6,445)       (3,414)
Gain on sale of real estate..........         1,596             910             2,544         1,143
Extraordinary gain...................           431             273               758           323
                                          ---------       ---------       -----------     ---------

Net income (loss)....................     $   1,160       $     599       $    (3,143)    $  (1,948)
                                          =========       =========       ===========     =========


Earnings per share
 Income (loss) before
 extraordinary gain..................     $     .25       $     .11        $    (1.33)    $    (.75)
 Extraordinary gain..................           .15             .09               .26           .10
                                          ---------       ---------        ----------     ---------

 Net income (loss)...................     $     .40       $     .20       $     (1.07)    $    (.65)
                                          =========       =========       ===========     =========


Weighted average Common shares
 used in computing earnings
 per share...........................     2,929,164       2,946,120         2,929,164     2,974,493
                                          =========       =========       ===========     =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1995


                               Common Stock
                         -------------------------
                                                  Paid-in    Accumulated   Stockholders'
                           Shares      Amount     Capital     Earnings        Equity
                         ----------    ------     -------    -----------   -------------
                                             (dollars in thousands)
Balance,
January 1, 1995......    2,929,164      $29      $66,749     $(10,884)      $55,894


Net (loss)...........          -         -          -          (3,143)       (3,143)
                         ---------      ---      -------     --------       -------


Balance, September 30,
1995.................    2,929,164      $29      $66,749     $(14,027)      $52,751
                         =========      ===      =======     ========       =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                            ------------------------
                                                                              1995           1994
                                                                            -------        -------
                                                                            (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected.....................................................      $ 15,228       $ 13,019
  Interest and dividends collected....................................         4,579          2,818
  Distributions received from real estate
     investees' operating cash flow...................................         1,219          1,656
  Payments for property operations....................................       (11,220)        (8,918)
  Interest paid.......................................................        (6,154)        (4,655)
  Advisory and servicing fees paid to affiliate.......................          (871)          (920)
  General and administrative expenses paid............................        (1,626)        (1,912)
  Deferred borrowing costs............................................        (1,200)           -
  Other...............................................................           191           (245)
                                                                            --------       --------

     Net cash provided by operating activities........................           146            843


Cash Flows From Investing Activities
  Collections on notes receivable.....................................         1,423          2,327
  Notes receivable funded.............................................          (430)           -
  Proceeds from sale of real estate...................................        12,312            859
  Proceeds from sale of marketable equity
     securities.......................................................        11,307          5,969
  Purchase of marketable equity securities............................       (13,832)       (15,144)
  Investment in real estate entities..................................        (6,794)        (3,374)
  Purchase of real estate.............................................       (14,076)           -
  Real estate improvements............................................        (1,827)        (1,973)
                                                                            --------       --------

     Net cash (used in) investing activities..........................      (11,917)       (11,336)


Cash Flows From Financing Activities
  Proceeds from notes payable.........................................        23,700            710
  Payments on notes payable...........................................       (17,840)        (3,848)
  Southmark settlement payments.......................................           -             (450)
  Net collections (advances) to/from affiliates.......................           (23)         1,587
  Margin borrowings, net..............................................         6,896         12,629
                                                                            --------       --------

     Net cash provided by financing activities........................        12,733         10,628

     Net increase in cash and cash equivalents........................           962            135

Cash and cash equivalents, beginning of period....                               193            843
                                                                            --------       --------

Cash and cash equivalents, end of period..........                          $  1,155       $    978
                                                                            ========       ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                       -------------------------------
                                                                          1995                 1994
                                                                       ----------           ----------
                                                                            (dollars in thousands)
Reconciliation of net (loss) to net cash provided
  by operating activities
  Net (loss)..............................................              $(3,143)             $(1,948)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities
     Extraordinary gain...................................                 (758)                (323)
     Depreciation and amortization........................                1,258                1,245
     Gain on sale of real estate..........................               (2,544)              (1,143)
     Distribution from real estate investees'
     operating cash flow..................................                1,219                1,656
     Equity in losses of investees........................                4,369                2,114
     Loss on decline in marketable equity securities                        408                  187
     Decrease in interest receivable......................                   64                   14
     Increase (decrease) in interest payable..............                 (173)                  34
     Decrease in other assets.............................                 (245)              (1,197)
     (Decrease) in accounts payable and
     other liabilities....................................                 (475)                (301)
     Other................................................                  166                  505
                                                                       --------              -------

       Net cash provided by operating activities..........             $    146              $   843
                                                                       ========              =======

Schedule of noncash investing activities

Carrying value of real estate acquired through
  assumption of debt with a carrying value of
  $6,080..................................................             $      -              $ 9,810

Carrying value of real estate obtained in
  satisfaction of a receivable with a carrying
  value of $125...........................................                    -                  125



The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make required payments subsequent to August 10, 1993, including the payment of principal and interest due at the note's maturity on November 1, 1993. The Company instituted judicial foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994, the borrower paid the Company a total of $235,000 in nonrefundable fees to delay foreclosure of the property. In February and March 1995, the borrower paid the Company a total of $35,000 to delay the foreclosure until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. In July 1995, the Company filed a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. In September, the court denied the Company's motion to lift stay and the borrower was allowed to file a plan of reorganization. The bankruptcy court is expected to set a hearing date on the borrower's plan of reorganization in late December 1995. The note had a principal balance of $1.6 million at September 30, 1995. The Company does not expect to incur any loss upon foreclosure as the estimated fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

As discussed in the Company's 1994 Form 10-K, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada for a $22.0 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash in June 1992. The $500,000 note was paid off on July 30, 1993. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound mortgage note receivable and the underlying liens. The wraparound mortgage note receivable and the underlying liens matured July 1, 1995. The Company, the borrower and the underlying lienholder agreed to extend the wraparound mortgage note receivable and the underlying liens to December 31, 1995. A one percent extension fee was added to the principal balance of the wraparound note. The monthly payments on both the wraparound note and first lien remained at $175,000 per month as did the other terms of the notes. At September 30, 1995, the principal balance on the wraparound note was $22.7 million and the principal balance of the underlying liens was $4.0 million.

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE

In February 1995, the Company sold the Boulevard Villas Apartments in Las Vegas, Nevada, for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with the $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas. In March 1995, the office building was sold and the Company's loan was paid in full. The Company received net cash of $3.4 million from the sale of the apartment after the payoff of $5.9 million in existing mortgage debt recognizing a gain of $924,000 on the sale. The Company paid a real estate brokerage commission of $288,000 to Carmel Realty, Inc. ("Carmel, Inc."), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $9.6 million sales price.

In May 1995, the Company purchased four tracts of partially developed land in Irving, Texas totaling 74.9 acres for $13.5 million. The Company paid a real estate acquisition fee of $405,000 to Carmel, Inc., based on the $13.5 million purchase price. In connection with the acquisition, the Company borrowed $15.0 million under a term loan, which bears interest at the prime rate plus 4%, (12.75% per annum at September 30, 1995), requires monthly interest only payments, a 1% annual maintenance fee, principal reduction payments of $1.5 million on the first day of November 1995 and May 1996 and $3.0 million every six months thereafter commencing November 1996, with the balance of principal and accrued but unpaid interest due at maturity on May 1, 1998. The loan is secured by the land in Irving, Texas, a participation interest in two of the Company's notes receivable, land in Atlanta, Georgia and 65,200 National Realty, L.P. ("NRLP") limited partner units owned by the Company. The Company received net cash proceeds of $210,000 after the purchase of land and payment of associated closing costs. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan principal balance to $18.0 million. This $3.0 million borrowing is due on December 31, 1995.

In September 1995, the Company sold 6.9 acres of the acquired 74.9 acres in Irving, Texas for $2.9 million in cash. In accordance with the provisions of the term loan, the Company applied the net proceeds of the sale, $2.6 million, to pay down the term loan. Such paydown was credited against the principal payments the Company was otherwise required to make in the remainder of 1995. The principal balance of the term loan was $15.5 million at September 30, 1995 and a $2.0 million principal payment remains due by December 31, 1995. The Company recognized a $1.5 million gain on the sale.

In October 1995, the Company purchased an additional tract of partially developed land in Irving, Texas totaling 92.6 acres for $7.1 million. The Company paid a real estate acquisition fee of $212,000 to Carmel, Inc. based on the $7.1 million purchase price. The Company paid $959,000 cash and borrowed the remaining $6.1 million. The purchase money note bears interest at the prime rate plus 5%, (13.75% at inception), requires monthly interest only payments through September

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  REAL ESTATE (Continued)

30, 1996, four quarterly deferred commitment fee payments of $50,000 and $50,000 monthly principal payments beginning October 1, 1996. The principal balance, accrued but unpaid interest and a $500,000 "maturity fee" is due at the loan's December 1, 1996 maturity. The Company has also agreed to pledge to the lender, as additional collateral for the loan, $2.0 million of newly issued shares of the Company's Common or Preferred Stock.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1994, a total of 172 of the residential lots had been sold. In the first nine months of 1995 three additional lots were sold and at September 30, 1995 23 lots were remaining.

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

Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP. In February 1992, in accordance with the provisions of the settlement of certain adversary proceedings in the Southmark bankruptcy, the Company assigned to Southmark a 19.2% limited partner interest in SAMLP.

NRLP, SAMLP and Messrs. Phillips and Friedman were, among others, the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provides for, among other things; (i) the appointment of an NRLP oversight committee, (ii) the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest, (iii) a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs, (iv) a deferral or waiver of certain future compensation to SAMLP, (v) the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations, (vi) the issuance of unit purchase warrants to members of the plaintiff class, and (vii) the contribution by the then individual general partners of

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $33.0 million at December 31, 1994, before reduction for the principal balance ($4.2 million at September 30, 1995) and accrued interest ($5.0 million at September 30, 1995) on the note receivable from SAMLP for its original capital contribution to NRLP. There can be no assurance that such amount at the time of any such withdrawal will not be substantially higher or lower. The NRLP oversight committee previously has informed NRLP that it calculated the amount of such Redeemable General Partner Interest, to be less than the amount calculated by SAMI. Any dispute pertaining to the amount of the Redeemable General Partner Interest upon the withdrawal of SAMLP as general partner of NRLP and NOLP, will be resolved by the Judge appointed pursuant to the class action settlement to supervise its implementation (the "Supervising Judge"). NRLP's purchase of the Redeemable General Partner Interest could have an adverse effect on the Company's investment in limited partner units of NRLP ($14.0 million at September 30, 1995).

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

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of November 3, 1995, the

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

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

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the first or second quarter of 1996.

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

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company accounts for its investment in the Trusts and joint venture partnerships under the equity method of accounting. In the case of NRLP, the Company continues to account for its investment under the equity method due to the pending change in NRLP's general partner from SAMLP to an unaffiliated third party. (See NOTE 4. "SYNTEK ASSET MANAGEMENT, L.P.") Substantially all of the Company's equity securities of the Trusts and NRLP (as well as other securities owned by the Company) are pledged as collateral for borrowings. See
NOTE 7. "NOTES AND INTEREST PAYABLE."

The Company's investment in real estate entities, accounted for using the equity method, at September 30, 1995 was as follows:

               Percentage                Carrying
            of the Company's             Value of           Equivalent Investee                 Market Value
             Ownership at             Investment at           Book Value at                    of Investment at
Investee  September 30, 1995       September 30, 1995       September 30, 1995                September 30, 1995
--------  ------------------       ------------------       ------------------                ------------------
NRLP               52.0%                 $13,996                 $      *                           $33,776
CMET               36.9                   12,224                  28,364                             15,612
IORT               25.9                    2,759                  23,814                              4,026
TCI                27.1                    7,643                   6,269                             10,983
                                         -------                                                   --------
                                          36,622                                                    $64,397
                                                                                                    =======
General partner
interest in NRLP
and NOLP                                   7,436
Other                                     (3,395)
                                         -------
                                         $40,663
                                         =======

--------------------

* At September 30, 1995, NRLP re ported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1994, was $144.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1994.

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


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Set forth below is summarized combined results of operations for the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1995:

      Revenues....................................................  $ 150,778
      Property operating expenses.................................   (100,114)
      Depreciation................................................    (17,985)
      Interest expense............................................    (46,265)
      Provision for losses........................................       (541)
      Gain on sale of real estate.................................      1,636
      Extraordinary gain..........................................      1,341
                                                                    ---------
      Net (loss)..................................................  $ (11,150)
                                                                    =========

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. CMET, IORT and NRLP all make regular quarterly distributions. In the nine months ended September 30, 1995, the Company received aggregate distributions of $926,000 from CMET, IORT and NRLP.

In the nine months ended September 30, 1995, the Company purchased a total of $5.9 million of equity securities of the Trusts and NRLP.

In June 1995, the Company purchased the general partner of a limited partnership which owns an apartment complex in Illinois, Florida and Minnesota, with a total of 900 units. The purchase price of the general partner interest was $628,000 in cash. The general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of, at the time, in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1994, 60 residential lots had been sold. In the nine months ended September 30, 1995 an additional 72 lots were sold and 155 lots remained to be sold. In the nine months ended September 30, 1995, each partner received $198,000 in return of capital distributions and $90,500 in profit distributions from the partnership.

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

diversify and increase the liquidity of its margin accounts. In the nine months ended September 30, 1995, the Company purchased $13.8 million, sold $11.3 million, and received $238,000 in return of capital distributions, from such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 1995, the Company recognized a decline in the market value of its trading portfolio securities of $408,000. Also in the nine months ended September 30, 1995, the Company realized a net loss of $35,000 from the sale of trading portfolio securities and received $827,000 in dividends on such securities. Realized gains and losses, recognized declines and dividends received on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.  NOTES AND INTEREST PAYABLE

In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn in the amount of $3.5 million. The Company received net cash of $485,000 after the payoff of $2.9 million of existing mortgage debt and closing costs associated with the refinancing. The Company paid a mortgage brokerage and equity refinancing fee of $35,000 to BCM, the Company's advisor, based on the $3.5 million refinancing.

In October 1995, the Company again refinanced the mortgage debt secured by the Kansas City Holiday Inn in the amount of $6.0 million. The Company received net cash of $2.3 million after the payoff of $3.5 million of existing debt and payment of associated closing costs. The new mortgage bears interest at 9.45% per annum, requires a monthly principal and interest payment of $55,732, and matures on November 1, 2005. The Company paid a mortgage brokerage and equity refinancing fee of $60,000 to BCM based on the $6.0 million refinancing.

In May 1995, the Company obtained a $15.0 million term loan, the proceeds of which were used to acquire 74.9 acres of partially developed land in Irving, Texas. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan balance to $18.0 million. See NOTE 3. "REAL ESTATE." The principal balance of the loan was $15.5 million at September 30, 1995. A remaining $2.0 million principal reduction payment is due by December 31, 1995.

In October 1995, the Company obtained $7.0 million of purchase money financing in order to acquire an additional 92.6 acres of partially developed land in Irving, Texas. See NOTE 3. "REAL ESTATE." The outstanding principal balance of this note was $6.5 million at October 31, 1995.

As discussed in the Company's 1994 Form 10-K, the Company's underlying liens secured by the wraparound mortgage note receivable on Continental

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  NOTES AND INTEREST PAYABLE (Continued)

Hotel and Casino in Las Vegas, Nevada matured July 1, 1995. The Company and the underlying lienholder agreed to extend the underlying liens to December 31, 1995. The principal balance of the underlying liens was $4.0 million at September 30, 1995. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Also, as discussed in the Company's 1994 Form 10-K, the Company has a borrowing from a financial institution with a principal balance of $8.0 million at September 30, 1995. The borrowing is collateralized by a note receivable with a principal balance of $17.0 million at September 30, 1995. In December 1994, the loan was modified and extended to December 18, 1997. On June 27, 1995, the lender took exception to the Company's granting a second lien on the note receivable and has given the Company until December 31, 1995 to seek third party financing to pay off the loan or make other arrangements to resolve the matter. See NOTE 3. "REAL ESTATE."

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and other marketable equity securities, and bear interest rates ranging from 7% to 11% per annum. Margin borrowing totaled $33.3 million at September 30, 1995.

NOTE 8.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three and nine months ended September 30, 1994 or 1995.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will have no material impact on the Company's financial condition or results of operations.

NOTE 10.    SUBSEQUENT EVENTS

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 10.    SUBSEQUENT EVENTS (Continued)

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

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the note receivable secured by land in Maricopa County, Arizona, to its then estimated fair value. The Company foreclosed on the land securing the note in June 1992. In December 1992, the Company recorded an additional provision for loss on such land of $349,000 to reduce the land's carrying value to its then estimated fair value. During September 1992, the Company recorded the insubstance foreclosure of the Kauai Inn, which secured the $1.9 million first mortgage participation received by the Company. Subsequently, the hotel suffered severe hurricane damage and was shut down.

A settlement between the Company and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the Company paid the insurance company $1.0 million. In exchange, the Company received back the shopping center and the loan participation that the insurance company had received from the Company. The Company incurred no loss on the settlement. The final settlement payment and asset transfer was made on November 3, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at September 30, 1995 aggregated $1.2 million, compared with $193,000 at December 31, 1994. Although the Company anticipates that during the remainder of 1995 it will generate excess cash flow from operations, as discussed below, such excess cash flow is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowing against its investments in various real estate entities and other marketable securities, mortgage notes receivable and the sale or refinancing of properties to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At September 30, 1995, notes payable totaling $6.5 million have scheduled maturities during the remainder of 1995. The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its debt obligations that mature during the remainder of 1995. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

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

Notes Receivable. The Company has received $1.4 million in principal payments in the nine months ended September 30, 1995, including an $860,000 note payoff at its maturity in February 1995.

Loans Payable. In April 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn. The Company received net cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

of $485,000 after the payoff of the existing $2.9 million mortgage and the payment of closing costs associated with the refinancing. In October 1995, the Company again refinanced the mortgage debt secured by the Kansas City Holiday Inn in the amount of $6.0 million. The Company received net cash of $2.3 million after the payoff of $3.5 million of existing debt and the payment of associated closing costs. See NOTE 7. "NOTES AND INTEREST PAYABLE."

In May 1995, the Company borrowed $15.0 million under a term loan to purchase four tracts of partially developed land totaling 74.9 acres in Irving, Texas. After purchase of land and the payment of related closing costs the Company received net cash of $210,000. In June 1995, the Company borrowed an additional $3.0 million under the term loan. On September 15, 1995, the Company sold 6.9 acres for $2.9 million in cash. The Company applied the net proceeds of the sale, $2.6 million, to paydown the term loan balance. The principal balance of the loan was $15.5 million at September 30, 1995. A $2.0 million principal reduction payment on the term loan is due by December 31, 1995. See NOTE 3. "REAL ESTATE."

In October 1995, the Company obtained $7.0 million purchase money financing in order to acquire an additional 92.6 acres of partially developed land in Irving, Texas. See NOTE 3. "REAL ESTATE."

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of marketable equity securities. The borrowing under such margin arrangements are secured by such equity securities and bear interest rates ranging from 7% to 11% per annum. Margin borrowings totaled $33.3 million at September 30, 1995, an increase of $6.9 million from December 31, 1994.

Equity Investments. The Company has investments in shares of three Real Estate Investment Trusts (the "Trusts") having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of the Trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), and of NRLP may, in certain circumstances, be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

Equity securities of the Trusts and NRLP held by the Company may, in certain circumstances, be subject to disposition under Rule 144 of the Securities Act of 1933 ("Securities Act"). In certain circumstances, the Company may be unable to sell a significant amount of such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act. Such practical limitations may reduce the Company's ability to realize the full fair market value of all such equity investments if the Company attempted to dispose of all of the securities of any entity in a short period of time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. TCI's distribution policy provides for an annual determination of distributions after year end, and then only to the extent necessary to retain its status as a REIT for federal tax purposes. The Company expects to receive no distributions from TCI in 1995. CMET, IORT and NRLP pay regular quarterly distributions. The Company has received distributions totaling $926,000 in the first nine months of 1995 from CMET, IORT and NRLP.

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

Commitments and Contingencies

Syntek Asset Management, L.P. ("SAMLP") serves as the general partner of NRLP. The Company owns a 76.8% limited partner interest in SAMLP. The Company also owns approximately 52% of the outstanding units of NRLP. In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott to stand for election as the successor general partner of NRLP and for the resolution of all related matters under a prior class action settlement. The Implementation Agreement was subject to receipt of a notice from Mr. Elliott that he consented to stand for election as the successor general partner. On April 20, 1995, Mr. Elliott formally notified the parties that he would stand for such election.

On June 29, 1995, the Implementation Agreement was submitted to the Supervising Judge for tentative approval and approval of the notice to be sent to the original class members. As of November 3, 1995, the tentative approval of the Supervising Judge had not been obtained and therefore the class members had not been notified. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

Upon approval by the unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the first or second quarter of 1996.

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

Results of Operations

For the three months ended September 30, 1995, the Company reported a net income of $1.2 million, compared to net income of $599,000 for the three months ended September 30, 1994. For the nine months ended September 30, 1995, the Company had a net loss of $3.1 million compared with a net loss of $1.9 million for the nine months ended September 30, 1994. The primary factors contributing to the Company's three month net income and nine month net loss are discussed in the following paragraphs.

Net rental income (rental income less expenses applicable to rental income) increased from $2.0 million and $3.9 million for the three and nine months ended September 30, 1994 to $2.2 million and $4.0 million for the three and nine months ended September 30, 1995. The increases are principally due to improved performance at the Kansas City Holiday Inn and the Mart offset by the Company's sale of four apartment complexes in November 1994 and an additional apartment complex sale in February 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income from mortgage notes receivable increased from $1.1 million and $2.9 million for the three and nine months ended September 30, 1994 to $1.2 million and $3.8 million for the three and nine months ended September 30, 1995. The increase in both periods is primarily due to the collection of interest on the note receivable secured by the Continental Hotel and Casino throughout the entire first nine months of 1995 compared to the note's nonperformance through May 1994.

Equity in loss of investees increased from a loss of $1.0 million and $2.1 million for the three and nine months ended September 30, 1994 to a loss of $1.4 million and $4.4 million for the three and nine months ended September 30, 1995. The increase in equity losses is attributable to the Company's continued increase in equity ownership in each of CMET, IORT, TCI and NRLP, increasing the Company's proportionate share of equity in the results of operations of each such entity. Combined operating losses of the four entities increased from a loss of $578,000 and $5.2 million for the three and nine months ended September 30, 1994 to an operating loss of $2.8 million and $11.2 million for the three and nine months ended September 30, 1995.

Other income increased from $461,000 for the three months ended September 30, 1994 to $739,000 for the three months ended September 30, 1995 and decreased from $1.2 million for the nine months ended September 30, 1994 to $700,000 for the nine months ended September 30, 1995. The increase in other income in the three months ended September 30, 1995 is primarily attributable to a $491,000 positive market value adjustment to the Company's trading portfolio of marketable equity securities as compared to a $103,000 market decline for the three months ended September 30, 1994. The nine month decrease is primarily due to a net $408,000 decline in the Company's trading portfolio compared to a net $187,000 decline for the nine months ended September 1994 and a $341,000 decrease in realized gains on the sale of trading portfolio securities. These decreases were offset in part by a $656,000 increase in dividend income on the Company's trading portfolio. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased from $1.8 million and $5.5 million for the three and nine months ended September 30, 1994 to $2.4 million and $6.1 million for the three and nine months ended September 30, 1995. The three and nine month increase is primarily attributable to debt assumed by the Company upon obtaining the Mart in March 31, 1994 and a $4.5 million increase in margin borrowing from September 30, 1994 and in the three months ended September 30, 1995, debt incurred in connection with the purchase of land in Irving, Texas.

Depreciation and amortization at $416,000 and $1.2 million for the three and nine months ended September 30, 1995 was comparable to that in the three and nine months ended September 30, 1994.

Advisory and mortgage servicing fees at $328,000 and $871,000 for the three and nine months ended September 30, 1995 were also comparable to those in the three and nine months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses decreased from $520,000 for the three months ended September 30, 1994 to $382,000 for the three months ended September 30, 1995 and increased from $1.5 million for the nine months ended September 30, 1994 to $1.6 million for the nine months ended September 30, 1995. The three month decrease is primarily attributable to a decrease in litigation fees related to the settlement of litigation. See NOTE 10. "SUBSEQUENT EVENTS." The nine month increase is primarily due to consulting fees incurred in connection with the Company's notes receivable and hotel operations.

Minority interest increased from $158,000 for the nine months ended September 30, 1994 to $671,000 for the nine months ended September 30, 1995. The increase is due to final settlement of the Company's investment in a joint venture. See NOTE 3. "REAL ESTATE."

Gains on sale of real estate were $1.6 million and $2.5 million for the three and nine months ended September 30, 1995 compared with $910,000 and $1.1 million for the three and nine months ended September 30, 1994. In the three months ended September 30, 1995, the Company recognized a $1.5 million gain on the sale of 6.9 acres of partially developed land in Irving, Texas. The first nine months of 1995 include an additional $924,000 gain on the sale of the Boulevard Villas Apartments in February and a $24,000 gain on the sale of the final four lots in the Denton Road project. The 1994 gains relate to the sale of residential lots.

The extraordinary gain of $431,000 and $758,000 for the three and nine months ended September 30, 1995 is the Company's share of an equity investee's extraordinary gain from the early payoff of debt. The extraordinary gains for the three and nine months ended September 30, 1994 of $273,000 and $323,000, result from the forgiveness of a portion of a first mortgage as the result of the early payoff of a second mortgage.

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

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, its depreciation and net loss in the three and nine months ended September 30, 1995 would not have been affected and that a provision for loss for either impairment of its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                        _____________________________


                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit
Number                           Description
-------            ---------------------------------------
 27.0              Financial Data Schedule, filed herewith.


(b)     Reports on Form 8-K as follows:

        None.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN REALTY TRUST, INC.





Date:    November 14, 1995                         By:  /s/ Karl L. Blaha
--------------------------                              ------------------------
                                                        Karl L. Blaha
                                                        President





Date:    November 14, 1995                         By:  /s/ Thomas A. Holland
--------------------------                              ------------------------
                                                        Thomas A. Holland
                                                        Executive Vice President
                                                        and Chief Financial
                                                        Officer (Principal
                                                        Financial and
                                                        Accounting Officer)

                         AMERICAN REALTY TRUST, INC.

                                 EXHIBITS TO

                        QUARTERLY REPORT ON FORM 10-Q

                   For the Quarter ended September 30, 1995


Exhibit                                                            Page
Number                         Description                        Number
-------     ----------------------------------------------------  ------

  27.0      Financial Data Schedule                                 28