Form 10-K405
period 1995-12-31
AMERICAN REALTY TRUST INC ET AL
filed 1996-04-01
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995


                         Commission File Number 1-9948


                           AMERICAN REALTY TRUST, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                                 54-0697989
- -------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas              75231
- --------------------------------------------------------           ----------
     (Address of Principal Executive Offices)                      (Zip Code)


                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
     Title of each class                                   which registered
- ------------------------------                          ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, the Registrant had 5,858,328 shares of Common Stock outstanding. Of the total shares outstanding 2,072,498 were held by other than those who may be deemed to be affiliates, for an aggregate value of $19,430,000 based on the closing price on the New York Stock Exchange on March 15, 1996
The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.    Business.........................................                3

Item 2.    Properties.......................................                7

Item 3.    Legal Proceedings................................               26

Item 4.    Submission of Matters to a Vote of Security
              Holders.......................................               26


                                   PART II
                                   -------

Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters...................               27

Item 6.    Selected Financial Data .........................               29

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........               30

Item 8.    Consolidated Financial Statements and
              Supplementary Data............................               40

Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........               80


                                  PART III
                                  --------

Item 10.   Directors, Executive Officers and Advisor of the
              Registrant....................................               80

Item 11.   Executive Compensation...........................               88

Item 12.   Security Ownership of Certain Beneficial Owners
              and Management................................               91

Item 13.   Certain Relationships and Related Transactions...               92


                                   PART IV
                                   -------

Item 14.   Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K...........................               96

Signature Page..............................................               99


                                     PART I


ITEM 1.   BUSINESS

American Realty Trust, Inc. (the "Company" or the "Registrant"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961. The business trust merged into the Company on June 24, 1988. The Company elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), during the period June 1, 1987 through December 31, 1990. The Company allowed its REIT tax status to lapse in 1991.

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

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Company's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as apartment complexes and commercial properties or equity securities of real estate-related entities and to continue to service and hold for investment its mortgage notes. The Company also intends to pursue higher risk, higher reward investments, such as undeveloped land where it can obtain financing of 100% of a property's purchase price. The Company also continues to seek selected dispositions of certain of its assets where the prices obtainable for such assets justify their disposition. The Company also intends to pursue its rights vigorously with respect to mortgage notes receivable that are in default.

The Company's Board of Directors has broad authority under the Company's governing documents to make all types of real estate investments, including mortgage loans and equity real estate investments, as well as investments in the securities of other entities, whether or not such entities are engaged in real estate related activities.

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

In addition to its equity investments in real estate and mortgage notes, the Company has also invested in private and open market purchases of the equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"), and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in National Realty, L.P. ("NRLP"). See ITEM
2. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

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

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. As of March 15, 1996, BCM owned 2,465,930 shares of the Company's Common Stock, approximately 42% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM has been providing advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORI and TCI. Randall M. Paulson, Bruce A. Endendyk and Thomas
A. Holland, executive
officers of the Company, are also executive officers of CMET, IORI and TCI. Oscar W. Cashwell, a Director of the Company, serves as Executive Vice
President of BCM. Randall M. Paulson, Executive Vice President of the Company, serves as President and director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Mr. Phillips is also a general partner of SAMLP and serves as a director and Chief Executive Officer of SAMI. SAMI is a company owned by BCM. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, one of its office buildings and the Denver Merchandise Mart to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

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

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell their properties in areas in which the Company's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions," Messrs. Paulson, Endendyk and Holland, executive officers of the Company, also serve as executive officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Company's officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the executive officers and Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in purchasing, selling, leasing and financing real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service

Certain Factors Associated with Real Estate and Related Investments
(Continued)

burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions and mortgage lending are concentrated in any particular region the advantages of geographic diversification may be mitigated.

Virtually all of the Company's mortgage notes receivable, real estate, equity security holdings in CMET, IORI, TCI, NRLP and its trading portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the Company's risk of loss because they represent a prior claim on the Company's assets and require fixed payments regardless of profitability. If the Company defaults on such secured indebtedness, the lender may foreclose on the Company's assets securing such indebtedness, and the Company could lose its investment in the pledged assets.

ITEM 2.   PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

At December 31, 1995, the mortgage notes receivable secured by the Continental Hotel and Casino and by the Las Vegas Plaza Shopping Center, both of which are in Las Vegas, Nevada, net of applicable premiums, discounts, interest and deferred gains, each accounted for 11% of the Company's total assets. No other single asset of the Company accounted for 10% or more of its total assets. At December 31, 1995, 37% of the Company's assets consisted of real estate, 31% consisted of notes and interest receivable and 25% consisted of investments in the equity securities of CMET, IORI, TCI and NRLP. The remaining 7% of the Company's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

At December 31, 1995, the Company's real estate was located in the Midwest, Southwest and Mountain regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in various geographic regions of the continental United States, with a concentration in the Mountain region, as shown more specifically in the table under "Mortgage Loans" below.

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

     Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has one commercial property in this region.

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has three commercial properties and 3one hotel in this region.

     Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has one commercial property and one hotel in this region.

     Pacific region comprised of the states of California, Oregon and Washington. The Company has no properties in this region.

Excluded from the above are eight parcels of developed and undeveloped land, as described below.

Real Estate

At December 31, 1995, approximately two-thirds of the Company's assets were invested in real estate and the equity securities of real estate entities. The Company has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis.
The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of CMET, IORI, TCI and NRLP.

Types of Real Estate Investments. The Company's real estate consists of commercial properties (office buildings, shopping centers and a merchandise mart) and hotels. In selecting new real estate investments, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

The Company intends to begin a major expansion of the Denver Merchandise Mart and renovation of the Inn at the Mart, both in Denver, Colorado, in 1996, if suitable financing can be obtained.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's owned real estate (excluding the eight parcels of developed and undeveloped land, described below) at December 31, 1995.

                                              Commercial
  Region                                      Properties          Hotels
- ---------                                     ----------         --------
Midwest..........................               26%                  56%
Mountain.........................               68                   44
Southwest........................                6                    -
                                               ---                  ---
                                               100%                 100%

The foregoing table is based solely on the commercial square footage and hotel rooms owned by the Company, and does not reflect the value of the Company's investment in each region. Excluded from the above table are 22 developed residential lots in a residential subdivision in Fort Worth, Texas, 2 parcels of partially developed land in Las Colinas, Texas totaling 160.6 acres, 3.5 acres of undeveloped land in downtown Atlanta, Georgia, and four additional parcels of land totaling approximately 426 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of the activity in the Company's owned real estate portfolio during 1995 is as follows:

   Owned properties in real estate portfolio at
         January 1, 1995....................................      16*
   Properties acquired through purchase.....................       2
   Property acquired through settlement.....................       1
   Properties released through settlement...................      (2)
   Properties sold..........................................      (2)
                                                                  ---
   Owned properties in real estate portfolio at
         December 31, 1995..................................      15*

- ----------------------------------------

* Includes two residential subdivisions with a total of 33 developed residential lots at January 1, 1995 and one residential subdivision with 22 developed residential lots at December 31, 1995.

Properties Held for Investment. Set forth below are the Company's properties held for investment and the average annual rental rate for commercial properties and the average daily room rate for hotels and occupancy at December 31, 1995, 1994 and 1993 for commercial properties and average occupancy during 1995, 1994 and 1993 for hotels:

                                                                       Rent Per
                                               Units/                 Square Foot                      Occupancy
                                                                -------------------------       -----------------------
    Property          Location             Square Footage        1995     1994      1993         1995    1994     1993
- -----------------  --------------          ---------------      ------   ------    ------       ------  ------   ------
Office Building
- ---------------
Rosedale Towers    Minneapolis, MN            84,798 Sq.Ft.     $13.16   $ 14.46   $ 14.00       90%      94%       92%

Shopping Center
- ---------------
Oak Tree Village   Lubbock, TX                45,623 Sq.Ft.       7.34       *         *         91%       *         *
Park Plaza         Manitowoc, WI             105,507 Sq.Ft.       5.72      5.65      5.65       93%      93%       86%

Merchandise Mart
- ----------------
Denver Mart        Denver, CO                509,008 Sq.Ft.      14.53     14.18       *         96%      97%        *

Hotels
- ------
Inn at the Mart    Denver, CO                    156 Rooms       44.69     42.38       *         40%      42%        *
Kansas City Holiday
 Inn               Kansas City, MO               196 Rooms       61.66     52.47     48.76       75%      75%       70%

____________________

*  Property was acquired in 1995 or 1994.

Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In March 1995, the Company exercised its option to extend the maturity date of the loan secured by the Kansas City Holiday Inn to March 1997. In April and October 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn. The Company received net cash of $2.8 million after the payoff of the existing $2.9 million mortgage and the payment of closing costs associated with the refinancings. The Company paid BCM a total of $95,000 in mortgage brokerage and equity refinancing fees based upon the initial refinancing of $3.5 million and the second refinancing of $6.0 million.

In November 1995, the Company obtained the Oak Tree Village, a 42,000 square foot shopping center in Lubbock, Texas, as a portion of a settlement with an insurance company. See "Mortgage Loans" below.

Properties held for sale. As of December 31, 1994, the Company reclassified from "Real estate held for investment" to "Real estate held for sale" the Boulevard Villas Apartments, a 303 unit apartment complex in Las Vegas, Nevada. In February 1995, the Company sold the apartment complex for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with the $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas. In March 1995, the office building was sold and the Company's loan was paid in full. The Company received net cash of $3.4 million from the sale of the apartment complex, after the payoff of $5.9 million in existing mortgage debt, recognizing a gain of $924,000 on the sale. The Company paid a real estate brokerage commission of $288,000 to Carmel Realty, an affiliate of BCM, the Company's advisor, based on the $9.6 million sales price.

In May 1995, the Company purchased a 74.9 acre parcel of partially developed land in Las Colinas, Texas, for $13.5 million. The Company paid a real estate brokerage commission of $405,000 to Carmel Realty based on the $13.5 million purchase price. In connection with the acquisition, the Company borrowed $15.0 million under a term loan, which bears interest at the prime rate plus 4%, (12.50% per annum at December 31, 1995), requires monthly interest only payments, a 1% annual maintenance fee, principal reduction payments of $1.5 million on the first day of November 1995 and May 1996 and $3.0 million every six months thereafter commencing November 1996, with the balance of principal and accrued but unpaid interest due at maturity on May 1, 1998. The term loan is secured by the land in Las Colinas, Texas, a participation interest in two of the Company's notes receivable, land in Atlanta, Georgia and a pledge of 586,800 NRLP units of limited partner interest owned by the Company. The Company received net financing proceeds of $210,000 after the purchase of the land and payment of associated closing costs. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan principal balance to $18.0 million. The additional $3.0 million borrowing was paid in full prior to its March 31, 1996, maturity date as discussed below.

In September 1995, the Company sold 6.9 acres of the 74.9 acre parcel for $2.9 million in cash. In accordance with the provisions of the term loan, the Company applied the $2.6 million net proceeds of the sale to pay down the term loan. Such paydown was credited against the principal payments the Company was otherwise required to make in 1995 and 1996. The principal balance of the term loan was $15.5 million at December 31, 1995. The Company recognized a $1.5 million gain on the sale.

On February 2, 1996, the Company refinanced the $7.8 million of debt secured by its $18.0 million mortgage note receivable secured by the Las

Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payment of closing costs associated with the refinancing and making a $1.5 million down on the term loan discussed above. Such $1.5 million payment was required to obtain the term loan lender's release of its lien on the Company's mortgage note receivable.
The mortgage bears interest at 15% per annum, requires $151,733 monthly principal and interest payments, and matures February 6, 1998. The Company paid BCM a mortgage brokerage and equity refinancing fee of $120,000 based upon the $12.0 million refinancing.

On March 11, 1996, the Company sold an additional 2.3 acres of the 74.9 acre parcel for $961,000 in cash. In accordance with the provisions of the term loan, the Company applied the net proceeds of the sale, $891,000, to pay down the term loan, $400,000 being applied to payoff the remaining balance owing on the $3.0 million principal payment due March 31, 1996, with the remaining $491,000 being applied against the principal payment of $1.5 million due in May 1996.

In October 1995, the Company purchased an additional tract of partially developed land in Las Colinas, Texas, totaling 92.6 acres for $7.1 million. The Company paid a real estate acquisition fee of $212,000 to Carmel Realty based on the $7.1 million purchase price. The Company paid $959,000 in cash and borrowed the remaining $6.1 million. The mortgage bears interest at the prime rate plus 5%, (13.50% at December 31, 1995), requires monthly interest only payments through September 30, 1996, four quarterly deferred commitment fee payments of $50,000 and $50,000 monthly principal reduction payments beginning October 1, 1996. The principal balance, accrued but unpaid interest and a $500,000 "maturity fee" is due at maturity on December 1, 1996. The Company has an option to extend the maturity date to October 1, 1997 if no event of default has occurred, written notice is given prior to maturity and the principal balance of the loan has been reduced by $2.1 million. The Company has also agreed to pledge to the lender, as additional collateral for the loan, $2.0 million of newly issued shares of the Company's Common Stock.

On February 13, 1996 the Company entered into a contract to sell 72.5 of the
92.6 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. The first phase is to close on or before May 23, 1996 but may be extended to July 24, 1996, and the second phase is to close on or before December 31, 1996.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1994, 172 of the residential lots had been sold. During 1995, 4 additional lots were sold for an aggregate gain of $6,000. At December 31, 1995, 22 lots remained to be sold.

Also in 1991, the Company purchased all of the capital stock of a company which owned a 60% interest in a joint venture, which in turn owned 113 partially developed residential lots in Denton, Texas. Through December 31, 1994, 109 of the residential lots had been sold. During 1995, the remaining four lots were sold for an aggregate gain of $24,000.

At December 31, 1995, the Company also owned 3.5 acres of undeveloped land in downtown Atlanta, Georgia, four additional parcels of land totaling approximately 426 acres and a fully depreciated office building in St. Louis, Missouri, all of which are held for sale. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."


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

Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1995 consisted of office buildings, apartment complexes, shopping centers, single-family residences, hotels and developed land. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of the Company's stockholders.

At December 31, 1995, the obligors on $13.0 million or 24% of the Company's mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $1.8 million or 3% of the Company's mortgage notes receivable portfolio was in default.

The following table sets forth the percentages (based on the outstanding mortgage note balance at December 31, 1995), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable at December 31, 1995. See Schedule IV to the Consolidated Financial Statements included at ITEM 8.

"CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                                      Commercial
  Region                        Apartments            Properties                Total
- ----------                      ----------            ----------               -------
Mountain.............                -%                  73.8%                   73.8%
Southeast............                -                   17.6                    17.6
Midwest..............              6.3                      -                     6.3
Northeast............              2.3                      -                     2.3
                                   ---                   ----                   -----
                                   8.6%                  91.4%                  100.0%


A summary of the activity in the Company's mortgage notes receivable portfolio during 1995 is as follows:

  Loans in mortgage notes receivable portfolio at
           January 1 and December 31, 1995............................14*

- ---------------------

* Includes a mortgage note receivable collateralized by three condominium mortgage loans.

During 1995, the Company collected $4.9 million in interest and $1.6 million in principal on its mortgage notes receivable. The Company plans, for the foreseeable future, to hold, to the extent its liquidity permits, rather than to sell in the secondary market, the mortgage notes in its portfolio.

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

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1995.

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in

Lubbock, Texas, with a carrying value of $2.0 million prior to transfer, a $1.5 million senior participation in a second lien mortgage note secured by the Las Vegas Plaza, a retail shopping center in Las Vegas, Nevada, with a carrying value of $18.8 million prior to transfer, a $315,000 participation in a first mortgage note secured by unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note secured by the Country Club Apartments in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note secured by a hotel site in Lihue, Hawaii, a $1.0 million first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received. In March 1992, the Company received payment in full on the $118,000 note secured by the single- family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement.

In March 1992, the Company recorded a provision for loss of $496,000 to reduce the $1.0 million note receivable secured by land in Maricopa County, Arizona to its then estimated fair value. In June 1992, the Company foreclosed on the land. In September 1992, the Company recorded the insubstance foreclosure of the hotel site in Lihue, Hawaii, which secured a $1.9 million first mortgage participation received by the Company. In March 1995, the Company collected in full the second lien mortgage note secured by the Country Club Apartments, but did not remit such amount to the insurance company.

A settlement between the Company and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company returned to the Company all of the assets which it received from the Company, except for the participation in the first mortgage note secured by unimproved land in Virginia Station, Virginia. In exchange, the Company returned to the insurance company $1.0 million in cash and all the assets which it received from the insurance company, other than the note secured by the residence in Colorado which the Company had collected. The asset transfers and the Company's cash payment were completed in the fourth quarter of 1995. The Company incurred no loss on the settlement.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida, failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. In July 1995, the Company filed a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. In September 1995, the bankruptcy court denied the Company's motion to lift stay and the borrower was allowed to file a plan of reorganization. The bankruptcy court has set a hearing date of May 15, 1996 for confirmation of the borrower's plan of reorganization. The note had a principal balance of $1.6 million at December 31, 1995. The Company does not expect to incur any loss if it is allowed to foreclose on the collateral property as its estimated fair value exceeds the carrying value of the note.

Wraparound Mortgage Loans. The Company may invest in wraparound mortgage loans, sometimes called all-inclusive loans, made on real estate subject to prior mortgage indebtedness. A wraparound mortgage note is a mortgage note having an original principal amount equal to the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wraparound mortgage loan.

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make a first mortgage loan. The following discussion briefly describes events that affected previously funded wraparound mortgage loans during 1995.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder for a $22 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, and $100,000 in cash. The $22 million note bears interest at 11% and was scheduled to mature June 19, 1995. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. In April 1994, the Company, the borrower and the underlying lienholder agreed to modify and extend both the Company's wraparound note receivable and the underlying liens. The Company's modified wraparound mortgage note receivable and the underlying liens were scheduled to mature July 1, 1995. Subsequently, the Company, the borrower and the underlying lienholder again agreed to extend the wraparound mortgage note receivable and the underlying liens to December 31, 1995. A one percent extension fee was added to the principal balance of the wraparound mortgage note. The monthly payments on both the wraparound note and the first lien remained at $175,000 per month as did the other terms of the notes. The Company, the borrower and the underlying lienholder have again agreed to extend the Company's wraparound mortgage note and underlying liens to July 1, 1996. A one percent extension fee was again added to the principal balance of the Company's wraparound mortgage note. The monthly payments on both the wraparound mortgage note and the first lien remained at $175,000 per month as did the other terms of the notes. The Company's modified wraparound note continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1995. The Company recognizes interest income on this wraparound mortgage note only to the extent interest is collected.

In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder has agreed to forebear exercising its rights under the first and second liens on the condition that the Company continue to remit to it the greater of either $175,000 or all sums received by the Company on the Company's wraparound mortgage note receivable. The Company remains in compliance with the terms of the forbearance agreement.

Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the note, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the junior mortgage loans funded in 1995 and the events that affected previously funded junior mortgage notes during 1995.

At December 31, 1995, the Company held a mortgage note receivable secured by a third lien mortgage secured by a commercial property in South Carolina and personal guaranties of several individuals. The borrower has failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings as well as actions against the guarantors of the note. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment, with the monthly interest, quarterly principal payments and all other terms remaining the same. The Company has received $43,000 of the required principal payment and is to receive the remaining $25,000 April 1, 1996. The principal balance of the note was $279,000 at December 31, 1995. The Company expects to incur no loss on the note in excess of the reserves previously provided.

The Company holds a junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia, that is subject to underlying liens totaling $11.7 million at December 31, 1995. In October 1993, the first lien debt was restructured and split in three pieces. During 1995, the Company advanced the borrower $3.3 million to payoff the then second lien, allowing the borrower to receive a $2.4 million discount offered by the lender for the early pay off of such lien. In conjunction with such advance, the Company extended the maturity of its note to April 1, 1996. All other terms of the note remained unchanged.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships

The Company's investment in real estate entities includes (i) equity securities of three publicly traded REITs (collectively the "Trusts"), CMET, IORI and TCI,
(ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, through its 76.8% limited partner interest in SAMLP, the general partner of NRLP and NOLP, and (iv) interests in real estate joint venture partnerships. Gene E. Phillips, Chairman of the Board and a Director of the Company until November 16, 1992, serves as a director and Chief Executive Officer of SAMI, a company owned by BCM, which serves as SAMLP's managing general partner. Mr. Phillips is also a general partner of SAMLP.
BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Since acquiring its initial investments in the equity securities of the Trusts and NRLP in 1989, the Company has made additional investments in the equity securities of these entities through private and open market purchases. The Company's cost with respect to shares of the Trusts at December 31, 1995 totaled $25.9 million, and its cost with respect to units of limited partner interest in NRLP totaled $28.6 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of such equity securities of the Trusts and NRLP was $36.7 million at December 31, 1995 and the aggregate market value of such equity securities was $69.2 million. The aggregate

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

investee book value of the equity securities of the Trusts and the Company's share of NRLP's revaluation equity based upon the December 31, 1995 financial statements of each such entity was $59.7 million and $161.5 million, respectively. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In 1990, the Company's Board of Directors authorized and in May 1993 reaffirmed the expenditure by the Company of up to an aggregate of $17.0 million to acquire, in open market purchases, additional units of NRLP and shares of the Trusts. In March 1995, the Company's Board of Directors increased such authorization to $25.0 million. As of December 31, 1995, the Company had expended $2.7 million to acquire additional units of NRLP and an aggregate of $4.5 million to acquire additional shares of the Trusts, in open market purchases, in accordance with these authorizations. The Company expects to make additional investments in the equity securities of the Trusts and NRLP.

At December 31, 1995, SAMLP, the general partner of NRLP and NOLP, owned 26,475 shares of TCI. The Company owns a 76.8% limited partnership interest in SAMLP which the Company consolidates for financial statement purposes.

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

Pertinent information regarding the Company's investment in the equity securities of the Trusts and NRLP, at December 31, 1995, is summarized below (dollars in thousands):


                                                                       Equivalent
                    Percentage                 Carrying                 Investee
                 of the Company's              Value of                Book Value              Market Value
                  Ownership at               Investment at                 at                 of Investment at
Investee       December 31, 1995          December 31, 1995         December 31, 1995        December 31, 1995
- --------       -----------------          ----------------          ------------------        -----------------
NRLP....            52.1%                    $ 12,712                   $      *                  $ 38,020
CMET....            37.2                       12,116                     28,297                    15,757
IORI....            25.9                        2,752                      6,271                     4,065
TCI.....            28.2                        9,162                     25,195                    11,335
                                             --------                                             --------
                                             $ 36,742                                             $ 69,177
                                             ========                                             ========

- --------------------

* At December 31, 1995, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $161.5

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

                      million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The Company does not have a controlling equity interest in any of the Trusts and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of such investees. However, due to the Company's equity investments in, and the existence of common officers with, each of the Trusts, and that the Trusts have the same advisor as the Company and that Mr. Paulson, an Executive Officer of the Company, is also the President of the Trusts and BCM, the Company's advisor, and the President and a director of SAMI, a Company owned by BCM, that is the managing general partner of SAMLP, the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities. The Company accounts for its investment in these entities using the equity method. Under the equity method, the Company recognizes its proportionate share of the income or loss from the operations of these entities currently, rather than when realized through dividends or on sale. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP and NOLP, as more fully discussed in "NRLP" below. The carrying value of the Company's investment in these entities, as set forth in the table above, is the original cost of each such investment adjusted for the Company's proportionate share of each entity's income or loss and distributions received.

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

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

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

The Company is a limited partner in SAMLP, holding a 76.8% limited partner interest therein, which the Company consolidates for financial statement purposes. Southmark owns a 19.2% limited partner interest in SAMLP. Gene E. Phillips and SAMI are the general partners of SAMLP.

SAMI, as the managing general partner of SAMLP, has discretion in determining methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1995, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 47.3% computed on the basis of the ratio of total property-related debt to aggregate appraised values.

As of December 31, 1995, NRLP owned 83 properties located in 22 states. These properties consisted of 67 apartment complexes comprising 16,848 units, seven office buildings with an aggregate of 495,594 square feet and nine shopping centers with an aggregate of 1.1 million square feet.

For the year ended December 31, 1995, the Partnership reported net income of $3.8 million compared to $5.0 million for the year ended December 31, 1994.
The Partnership's net income in 1995 was attributable to a $7.7 million gain on the sale of two apartment complexes. The Partnership's net income in 1994 was attributable to a $8.3 million gain on the sale of two apartment complexes.
The Partnership's loss from operations of $3.9 million in 1995 was a 21% increase when compared to its $3.2 million loss from operations in 1994. The increase is due in part to increased interest expense from an increase in the interest rate on $223 million of variable rate debt and increased borrowings resulting from debt refinancings in 1994 and 1995. The remainder of the increase is due to higher general and administrative expense as a result of higher legal and consulting fees related to the Moorman Settlement Agreement, discussed below. At December 31, 1995, the Partnership had total assets of $292.9 million which consisted of $229.5 million in real estate held for investment, $10.2 million in notes and interest receivable, net of allowance for estimated losses, $32.5 million in other assets and $20.7 million in cash and cash equivalents.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

In the fourth quarter of 1993, the Partnership resumed quarterly distributions to unitholders. In 1995, the Company received a total of $719,000 in distributions from the Partnership. At December 31, 1995, the Company accrued $3.3 million in distributions from the Partnership that were paid January 2, 1996.

The Partnership, SAMLP, Mr. Phillips and William S. Friedman, a general partner of SAMLP until March 4, 1994, were among the defendants in a class action lawsuit arising out of the transactions discussed above whereby the Partnership was formed. An agreement settling such lawsuit as to the defendants, the Partnership, SAMLP and Messrs. Phillips and Friedman (the "Moorman Settlement Agreement"), became effective on July 5, 1990. The Moorman Settlement Agreement provided for, among other things, the appointment of an oversight committee for NRLP; the establishment of specified annually increasing targets for a five-year period relating to the price of NRLP units; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; and a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of the Partnership's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; the contribution by certain co- defendants of cash and notes payable to the Partnership aggregating $5.5 million including $2.5 million contributed by SAMLP. The Partnership also agreed to pay certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The settlement plan remains in effect until the withdrawal of SAMLP as general partner of NRLP and NOLP.

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

The withdrawal of SAMLP as general partner would require the Partnership to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. SAMI, the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $36.2 million at December 31, 1995, before reduction for the principal balance ($4.2 million at December 31, 1995) and accrued interest ($4.4 million at December 31, 1995) on the note receivable from SAMLP for its original capital contribution to the Partnership.

In January 1995, NRLP, SAMLP, and the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

general partner and for the resolution of all related matters under the Moorman Settlement Agreement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as General Partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

The Amended and Restated Implementation Agreement has been submitted to the Judge supervising the implementation of the Moorman Settlement Agreement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to NRLP's unitholders for a vote. In addition, the unitholders will vote upon amendments to the Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in the Partnership shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the class action settlement plan and the NRLP oversight committee shall terminate. If the successor general partner is not elected, the existing settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided, including the compromise settlement, referred to above, of amounts owed by SAMLP and the Partnership to each other.

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

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

CMET. CMET is a California business trust organized in 1980 which commenced operations on December 3, 1980. CMET's primary business is investing in real estate through direct equity investments, and partnerships and financing real estate and real estate-related activities through investments in mortgage notes, including first, wraparound and junior mortgage notes. CMET holds equity investments in apartment complexes and commercial properties (office buildings, industrial facilities and shopping centers) throughout the continental United States. CMET's apartment complexes and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. CMET also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States, with a concentration in the Southeast and Southwest regions.

For the year ended December 31, 1995, CMET reported a net loss of $1.4 million as compared with a net loss of $833,000 for the year ended December 31, 1994. CMET's net loss for 1995 includes no gain on sale of real estate as compared to a $1.7 million gain in 1994. CMET's cash flow from property operations (rents collected less payments for property operating expenses) improved to $15.1 million in 1995 compared to $10.7 million in 1994. At December 31, 1995, CMET had total assets of $218.6 million which consisted of $5.4 million in mortgage notes and interest receivable (net of allowance for estimated losses), $174.7 million in real estate held for investment, $7.7 million in real estate held for sale, $24.4 million in investments in partnerships and other assets and $6.4 million in cash and cash equivalents.

In March 1993, CMET resumed the payment of quarterly distributions. The Company received a total of $521,000 in distributions from CMET in 1995 and $587,000 in 1994.

As of March 15, 1995, CMET owned 409,044 shares of the Company's Common Stock, approximately 7% of the shares then outstanding.

IORI. IORI is a Nevada corporation which was originally organized in 1984 as a California business trust which commenced operations on April 10, 1985. On March 15, 1996, IORI's stockholders approved a proposal to convert IORI from a finite life business trust, which was scheduled to begin liquidation of its assets prior to October 24, 1996, to a perpetual life corporation. IORI holds equity investments in apartment complexes and office buildings in the Pacific, Southwest, Southeast and Midwest regions of the continental United States.
IORI also holds one mortgage note receivable.

For the year ended December 31, 1995, IORI reported a net loss of $906,000 as compared with a net loss of $287,000 for the year ended December 31, 1994. The increase in IORI's net loss is due to an increase in equity losses of partnerships which went from income of $86,000 in 1994 to a loss of $744,000 in 1995. The equity loss is primarily due to the writedown of a wraparound mortgage note receivable

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

by a partnership in which IORI has a 40% general partner interest. IORI's cash flow from property operations however, improved to $4.1 million in 1995 from $3.7 million in 1994. At December 31, 1995, IORI had total assets of $49.2 million which consisted of $39.5 million in real estate held for investment, $845,000 of real estate held for sale, $2.0 million in notes and interest receivable, $3.9 million in investments in partnerships and other assets and $3.0 million in cash and cash equivalents.

IORI resumed the payment of quarterly dividends in March 1993. The Company received a total of $88,000 in distributions from IORI in 1994 and $99,000 in 1995. In March 1996, IORI increased its quarterly dividend from $.15 to $.20 per share.

TCI. TCI is a Nevada corporation which was originally organized in 1984 as a California business trust, and commenced operations on January 31, 1984. TCI has investment policies similar to those of CMET. TCI holds equity investments in a hotel, apartment complexes and commercial properties (office buildings, industrial facilities and shopping centers) throughout the continental United States with a concentration in the Northeast, Southeast and Southwest regions. TCI also holds mortgage notes receivable secured by real estate located Northeast, Midwest, Southeast and Southwest regions, with a concentration in the Northeast and Southeast regions.

For the year ended December 31, 1995, TCI reported a net loss of $3.7 million as compared with a net loss of $3.4 million for the year ended December 31, 1994. TCI's 1995 net loss includes gains on the sale of real estate of $5.8 million and an extraordinary gain of $1.4 million. TCI's 1994 net loss includes gains on the sale of real estate and partnership interests totaling $4.7 million and an extraordinary gain of $1.2 million. TCI's cash flow from property operations increased significantly to $15.3 million in 1995 as compared to $8.6 million in 1994. At December 31, 1995, TCI had total assets of $260.2 million, which consisted of $10.0 million in notes and interest receivable (net of allowance for estimated losses), $220.3 million in real estate held for investment, $5.9 million in real estate held for sale, $14.4 million in investments in real estate entities and other assets and $9.6 million in cash and cash equivalents. At December 31, 1995, TCI owned 170,750 of IORI's shares of common stock, approximately 22% of the shares then outstanding.

TCI resumed the payment of quarterly dividends in the fourth quarter of 1995. The Company received $21,000 in dividends from TCI in 1995.

SAMLP. Prior to February 25, 1992, the Company owned a 96% limited partner interest in SAMLP, the general partner of and holder of a 1% beneficial interest in each of NRLP and NOLP. In accordance with the settlement of adversary proceedings with Southmark on February 25, 1992 the Company assigned to Southmark a 19.2% limited partner interest in SAMLP.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

The Company consolidates SAMLP for financial statement purposes and accordingly SAMLP's accounts and operations are included in the accompanying Consolidated Financial Statements. See ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As a limited partner, the Company has no role in the management of the business affairs of SAMLP. Rather, Gene E. Phillips, as a general partner of SAMLP, and SAMI, the managing general partner of SAMLP, have full and complete authority to manage SAMLP.

River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of, at the time, in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1994, 60 residential lots had been sold. In 1995, an additional 72 lots were sold and 155 lots remained to be sold at December 31, 1995. Through December 31, 1995, each partner had received $226,000 in return of capital distributions and $120,000 in profit distributions from the partnership.

R. G. Bond, Ltd. In June 1995, the Company purchased the corporate general partner of a limited partnership which owns apartment complexes in Illinois, Florida and Minnesota, with a total of 900 units. The purchase price of the corporate general partner was $628,000 in cash. The corporate general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on February 6, 1996, at which meeting the Company's stockholders elected the following individual as a Class I Director of the Company:

                                                           Shares Voting
                                                    ---------------------------
                                                                      Withheld
    Director                                           For            Authority
- ------------------                                  ---------        ----------
Oscar W. Cashwell............................       2,821,092           39,167

The Directors whose terms did not expire in 1995 and therefore did not stand for reelection were Al Gonzalez, Class II Director and Dale A. Crenwelge and Ryan T. Phillips, Class III Directors.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

            QUARTER ENDED                               HIGH             LOW
- -------------------------------------                ----------       ---------
March 31, 1996.......................                $ 9  1/2        $ 9  3/8
         (through March 15, 1996)

March 31, 1995.......................                  6  7/8 *        6  7/16*
June 30, 1995........................                  6 15/16*        6  9/16*
September 30, 1995...................                  7 13/16*        6  9/16*
December 31, 1995....................                  7 11/16*        7  1/8 *

March 31, 1994.......................                  6  5/8 *        6  1/4 *
June 30, 1994........................                  6  1/16*        6  1/16*
September 30, 1994...................                  5 15/16*
December 31, 1994....................                  6  9/16*        5 11/16*

- --------------------------

*  Adjusted for the 2 for 1 forward Common Stock split effected
   January 2, 1996.

As of March 15, 1996, the closing market price of the Company's Common Stock on the New York Stock Exchange was $9.50 per share.

As of March 15, 1996, the Company's Common Stock was held by 2,747 stockholders of record.

On December 6, 1988, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. As of March 15, 1996, no shares had been repurchased pursuant to such authorization. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

The Company's dividend policy provides for an annual determination of dividend distributions, after the Company's year end. No dividends were declared or paid in 1995. The Company last paid dividends in 1990.

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

The Rights will generally be exercisable only if a person or group (the "Adverse Group") increases its then current ownership in the Company by

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS (Continued)

more than 25% or commences a tender offer for 25% or more of the Company's Common Stock. If any person or entity actually increases its current ownership in the Company by more than 25% or if the Board of Directors of the Company determines that any 10% stockholder is adversely affecting the business of the Company, holders of the Rights, other than the Adverse Group, will be entitled to buy, at the exercise price, Common Stock of the Company with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, the number of shares of the surviving company having a market value of twice the Right's exercise price. In connection with the one for three reverse Common Stock split effected in December 1990, the Rights were proportionately adjusted so that each post-split share represented three Rights, each of which permitted the holder thereof to purchase one one-hundredth of a preferred share for $25.00 under such circumstances. In connection with the two for one forward Common Stock split effected January 2, 1996, the Rights were again proportionately adjusted so that each post-split share represents one and one-half Rights, each of which permit the holder thereof to purchase one one-hundredth of a preferred share for $25.00 under such circumstances. The Rights expire in 2000 and may be redeemed at the Company's option for $.01 per Right under certain circumstances.

On March 5, 1991, the Company's Board of Directors approved an amendment to the Rights Plan. The amendment excludes the Company, the Company's subsidiaries, and the Advisor or its officers and directors from the class of persons who may cause the Rights to become exercisable by increasing their ownership of the Company's Common Stock.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the Years Ended December 31,
                                  --------------------------------------------------------------------------------
                                      1995              1994             1993             1992             1991
                                  ----------         ----------       ----------       ---------        ----------
                                                      (dollars in thousands, except per share)
Earnings DATA
Revenue.....................      $     22,952     $     23,070     $     13,427     $     11,481     $    13,687
Expense.....................            33,437           29,019           22,142           21,631          25,465
                                  ------------     ------------     ------------     ------------     -----------

(Loss) before gain on sale
of real estate and
extraordinary gain..........           (10,485)          (5,949)          (8,715)         (10,150)        (11,778)

Gain on sale of real
estate......................             6,866            3,200              481              566           1,271

Extraordinary gain..........               783              323            3,807                -           7,628
                                  ------------     ------------     ------------     ------------     -----------
Net (loss)..................            (2,836)          (2,426)          (4,427)          (9,584)         (2,879)

Redeemable Common Stock,
accretion of discount.......                 -                -             (129)            (258)              -
                                  ------------     -------------    -------------    -------------    -----------
(Loss) applicable to
Common shares...............      $     (2,836)    $     (2,426)          (4,556)          (9,842)    $    (2,879)
                                  ============     ============     ============     ============     ===========


PER SHARE DATA
(Loss) before extra-
ordinary gain...............      $       (.61)    $       (.45)    $      (1.36)    $      (1.95)    $     (2.48)
Extraordinary gain..........               .13              .05              .63                -            1.80
                                  ------------     ------------     ------------     ------------     -----------
Net (loss)..................              (.48)            (.40)            (.73)           (1.95)           (.68)

Redeemable Common Stock,
accretion of discount.......                 -                -             (.02)            (.05)              -
                                  ------------     ------------     ------------     ------------     -----------


(Loss) applicable to
Common shares...............      $       (.48)    $       (.40)    $       (.75)    $      (2.00)    $      (.68)
                                  ============     ============     ============     ============     ===========



Dividends per share.........      $         -       $         -     $          -     $          -     $         -

Weighted average shares
outstanding.................         5,858,328        6,104,438        6,050,550        4,906,584       4,235,398

                                                                   December 31,
                                  --------------------------------------------------------------------------------
                                      1995              1994             1993             1992             1991
                                  ----------         ----------       ----------       ---------        ----------
                                                       (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
receivable..................      $    49,741       $   45,664      $    51,769      $   72,808       $    68,507
Real estate.................           59,424           47,526           52,437           45,317           52,654
Total assets................          162,033          137,362          139,861          151,010          153,131
Notes and interest
payable.....................           61,163           45,695           53,693           63,698           65,074
Stockholders' equity........           53,058           55,894           56,120           60,476           70,221

Book value per share........      $      9.06       $     9.54      $     11.11      $     11.88      $     16.58

- -------------------------

Shares and per share data have been adjusted for the 2 for 1 forward Common Stock split effected January 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General.   Cash and cash equivalents at December 31, 1995 aggregated $1.1 million, compared with $193,000 at December 31, 1994. Although the Company anticipates that during 1996 it will generate excess cash from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $26.4 million are scheduled to mature during 1996. Of the notes payable that mature in 1996, $3.5 million is secured by the Continental Hotel and Casino's $22.7 million wraparound mortgage note payable to the Company, the July 1, 1996, due date of which coincides with that of the underlying note payable. Also included in scheduled 1996 maturities is $12.5 million secured by the Las Colinas, Texas, land parcels purchased by the Company in 1995. In February 1996, $1.5 million of these scheduled maturities were paid from refinancing proceeds of the debt secured by the Company's note receivable secured by the Las Vegas Plaza Shopping Center, discussed below. In March 1996, an additional $891,000 was paid from the net sales proceeds of a 2.3 acre tract of Las Colinas land. The Company has entered into a contract to sell a 72.5 acre tract of Las Colinas land for $12.9 million in cash and an additional 2.2 acre tract for $981,000 in cash. See NOTE 19. "SUBSEQUENT EVENTS." An additional $5.1 million of 1996 maturities is mortgage debt secured by the Denver Merchandise Mart. The Company is currently in negotiations with a lender to refinance this mortgage. Also included in the 1996 maturities is a $2.5 million mortgage loan secured by the Rosedale Towers Office Building. The loan matures June 1, 1996. In February 1996, the Company refinanced the debt secured by its mortgage note received secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt secured by the note receivable and after making a $1.5 million paydown on the term loan secured by one of the Las
Colinas land parcels, as discussed above.  See NOTE 19. "SUBSEQUENT EVENTS."
The Company intends to either payoff, extend the maturity dates or obtain alternate financing for its debt obligations that mature in 1996. There can be no assurance, however, that these efforts to obtain alternate financing or debt extensions will be successful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company expects an increase in cash flow from property operations in 1996. Such increase is expected to be derived from operations of the Denver Merchandise Mart, the Inn at the Mart and Oak Tree Village Shopping Center. See
NOTE 3. "NOTES AND INTEREST RECEIVABLE." The Company is also expecting continued lot sales at its Texas residential subdivision and substantial sales of the Las Colinas, Texas, land to generate additional cash flow.

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

In May 1995, the Company purchased 74.9 acres of partially developed land in Las Colinas, Texas, for $13.5 million. See NOTE 4. "REAL ESTATE." The Company borrowed $15.0 million under a term loan to purchase the land which is discussed below in "Notes Payable". In September 1995 the Company sold 6.9 acres for $2.9 million in cash. The Company applied the net proceeds of the sale, $2.6 million, to pay down the term loan. In March 1996, the Company sold an additional 2.3 acres for $961,000 in cash, the net sales proceeds of $891,000 were also used to paydown the term loan.

In October 1995, the Company acquired an additional 92.6 acres of partially developed land in Las Colinas, Texas, for $7.0 million. The Company paid $959,000 in cash and borrowed the remainder of the purchase price. The loan terms are discussed below in "Notes Payable". See NOTE 4. "REAL ESTATE."

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable, and to the extent available borrowings, if required, from the Company's advisor, which totaled $2.5 million at December 31, 1995, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.

Notes Receivable. Scheduled principal maturities of $38.4 million are due in 1996 of which $1.8 million is due on nonperforming notes receivable. The balance of the Company's mortgage notes receivable are due over the next one to ten years and provide for "balloon" principal

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

payments. It may be necessary for the Company to consider extending certain notes if the borrowers do not have the resources to repay the loans, are unable to sell the property securing such loans, or are unable to refinance the debt owed.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder accepting as partial payment a $22.0 million wraparound mortgage note receivable, with an extended maturity of July 1, 1996. Payments of interest and principal on the Company's wraparound note receivable are made directly by the borrower to the holder of the first and second lien mortgages and are applied against interest and principal thereon. The extended wraparound note receivable continues to accrue interest at 11% per annum and requires monthly payments of $175,000. In conjunction with the extension of the Company's wraparound mortgage note receivable, the underlying lienholder agreed to forebear exercising its rights under its first and second liens on the condition that the Company remit to it the greater of either $175,000 or all sums received by the Company. Both notes are performing under their modified terms. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1995.

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

Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings were $34.0 million (approximately 47% of market value) at December 31, 1995, compared to $26.4 million at December 31, 1994.

In March 1995, the Company modified and extended a loan from a financial institution with a principal balance of $7.8 million at December 31, 1995 and collateralized by a note receivable with principal balance of $17.1 million at such date. On February 5, 1996 the loan was refinanced for $12.0 million. The Company received net cash of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$1.8 million from the refinancing after the payoff of the financial institution's debt and after making a $1.5 million paydown on the term loan secured by land in Las Colinas, Texas, in exchange for the lender's release of its second lien on such note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000, and matures January 31, 1998. See NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 19. "SUBSEQUENT EVENTS."

In March 1995, the Company exercised its option to extend the maturity date of the loan secured by the Kansas City Holiday Inn to March 1997. In April and October 1995, the Company refinanced the mortgage debt secured by the Kansas City Holiday Inn. The Company received net cash of $2.8 million after the payoff of the existing $2.9 million mortgage and the payment of closing costs associated with the refinancings. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In May 1995, the Company obtained a $15.0 million term loan in order to acquire
74.9 acres of partially developed land in Las Colinas, Texas. In June the Company borrowed an additional $3.0 million from this lender increasing the balance to $18.0 million. See NOTE 4. "REAL ESTATE." The principal balance of the term loan was $15.5 million at December 31, 1995. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In October 1995, the Company obtained $7.0 million of purchase money financing in order to acquire an additional 92.6 acres of partially developed land in Las Colinas, Texas. See NOTE 4. "REAL ESTATE." The outstanding principal balance of this note was $6.5 million at December 31, 1995.

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various real estate investment trusts having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of NRLP and the trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"), will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

Equity securities of CMET, IORI, TCI and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of two years after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In March 1993, CMET and IORI resumed the payment of regular quarterly distributions, in December 1993, NRLP resumed regular quarterly distributions and in December 1995, TCI resumed regular quarterly distributions. In 1995, the Company received total distributions from CMET, IORI and TCI of $641,000 and $719,000 from NRLP. The Company has accrued $3.3 million in distributions from NRLP at December 31, 1995 which were paid January 2, 1996. The Company anticipates receiving distributions totaling $1.3 million from CMET, IORI and TCI and $4.2 million from NRLP in 1996.

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

Results of Operations

1995 Compared to 1994. The Company reported a net loss of $2.8 million in 1995 as compared to a net loss of $2.4 million in 1994. The primary factors contributing to the increase in the Company's net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) decreased from $5.0 million in 1994 to $4.6 million in 1995. This decrease is primarily attributable to the sale of four apartment complexes in November 1994 and the sale of an additional apartment complex in February 1995 contributing a combined $2.4 million to the decrease. Offsetting the decrease in part, is a $1.2 million increase in net rental income from the Denver Merchandise Mart and Inn at the Mart, acquired in the second quarter of 1994 and a $529,000 increase at the Kansas City Holiday Inn due to increased room rates directly attributable to the capital improvements made to the property in 1994. Net rental income is expected to increase in 1996 from continued improvement at the Kansas City Holiday Inn and on a full years operations of the Oak Tree Village Shopping Center acquired in November 1995.

Interest income increased from $4.0 million in 1994 to $4.9 million in 1995. This increase is primarily attributable to the Continental Hotel

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

wraparound mortgage note receivable performing throughout 1995. Interest income in 1996 is expected to approximate that of 1995.

Other income decreased from $1.1 million in 1994 to $154,000 in 1995. This decrease is primarily attributable to the fourth quarter write down of the Company's marketable equity securities trading portfolio by $998,000 due to a decline in market value.

Interest expense increased from $7.9 million in 1994 to $8.9 million in 1995. This increase is primarily due to a $1.2 million increase in margin interest due to a $7.6 million increase in margin debt from December 1994 to December 1995 and a $2.0 million increase due to the debt incurred in connection with the Company's two land purchases in Las Colinas, Texas, during 1995. These increases are offset by a $1.5 million decrease due to a reduction in debt as a result of the sale of four apartment complexes in November 1994 and an additional apartment complex in February 1995 and reductions in loan principal balances from scheduled principal payments. Interest expense is expected to increase in 1996 as a result of a full years interest on the debt incurred in 1995 to acquire the land in Las Colinas, Texas.

Advisory and mortgage servicing fees were comparable in 1995 and 1994 at $1.2 million as were general and administrative expense at $2.6 million, in 1995 and 1994.

Depreciation increased from $1.6 million in 1994 to $1.7 million in 1995. This increase is primarily attributable to the 1994 acquisitions of the Denver Merchandise Mart and the Inn at the Mart offset by the sale of four apartment complexes in November 1994 and the sale of an additional apartment complex in February 1995.

Equity in losses of investees increased from a loss of $2.5 million in 1994 to $5.1 million in 1995. This increase in equity losses is primarily attributable to an increase in the net loss of both IORI and TCI, resulting from $1.5 million writedown of a wraparound mortgage note receivable to the balance of the underlying first lien mortgage by a partnership in which IORI and TCI are the sole partners.

Gains on the sale of real estate increased from $3.2 million in 1994 to $6.9 million in 1995. The 1995 gains are attributable to the Company's equity share ($1.8 million) of NRLP's fourth quarter gain on the sale of two apartment complexes, the Company's equity share ($2.5 million) of TCI's gain on the sale of land in the third quarter and a apartment complex in the fourth quarter of 1995, a $1.6 million gain recognized by the Company on the sale of 6.9 acres of partially developed land in Las Colinas, Texas, acquired by the Company in May 1995 and a $924,000 gain recognized by the Company on the sale of the Boulevard Villas Apartments in February 1995. The 1994 gains are attributable to the Company's equity share ($1.9 million) of NRLP's fourth quarter gain on the sale of two apartment complexes and the Company's equity share ($895,000) of TCI's 1994 third quarter gain on the sale of an apartment complex.

The Company reported $323,000 in extraordinary gains in 1994 compared to $783,000 in extraordinary gains in 1995. The 1995 extraordinary gain is the Company's equity share of TCI's extraordinary gain from the early payoff of mortgage debt. In 1994, $273,000 of the extraordinary gain is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the Company's equity share of TCI's settlement of litigation with a lender and the remaining $50,000 is due to a lender's forgiveness of a portion of a first mortgage, due to the Company's early payoff of the second lien mortgage secured by the same property.

1994 Compared to 1993. The Company reported a net loss of $2.4 million in 1994 as compared to a net loss of $4.4 million in 1993. The primary factors contributing to the decrease in the Company's net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $2.6 million in 1993 to $5.0 million in 1994. This increase is primarily attributable to increases of $486,000 and $444,000 from Boulevard Villas Apartments and the Kansas City Holiday Inn, respectively, both acquired in 1993, an increase of $1.1 million due to the acquisition of the Denver Merchandise Mart and Inn at the Mart, both of which were acquired in March 1994, and an increase in the Company's other commercial properties of $503,000 as a result of improved occupancy and rents. These increases are offset by a decrease of $253,000 due to the sale of the Culver City Shopping Center in August 1993.

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

Depreciation and amortization expense increased from $1.1 million in 1993 to $1.6 million in 1994. The increase is attributable to the Denver Merchandise Mart and Inn at the Mart, properties the Company acquired in March 1994, and full year of depreciation on the properties the Company acquired in March and July 1993.

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

The Company reported $3.8 million extraordinary gain in 1993 compared to a $323,000 extraordinary gain in 1994. In 1993, $3.4 million of the extraordinary gain represents the Company's equity share of NRLP's extraordinary gain of $9.0 million from the acquisition at a discount of its mortgage debt and $443,000 is due to a lender's forgiveness of a portion of a first mortgage, upon the Company's early payoff of a second lien mortgage secured by the same property. In 1994, $273,000 of the extraordinary gain is the Company's equity share of TCI's settlement of litigation with a lender and the remaining $50,000 is due to a lender's forgiveness of a portion of a first mortgage, due to the Company's early payoff of the second lien mortgage secured by the same property.

Contingencies

In January 1995, NRLP, Syntek Asset Management, L.P. ("SAMLP") and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP and for the resolution of all related matters under the 1990 settlement of a class action lawsuit. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as general partner and any amounts which

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies (Continued)

SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

The Amended and Restated Implementation Agreement has been submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP's unitholders for a vote. In addition, the unitholders will vote upon amendments to the NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner is not elected, the existing class action settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided, including the compromise settlement of amounts owed by SAMLP and NRLP to each other. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

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

Recent Accounting Pronouncements

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding
charge or credit to earnings is to be recognized.   Long-lived assets held for
sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, its depreciation and net loss for 1995 would not have been affected and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required. The Company adopted SFAS No. 121 effective January 1, 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          ------
Report of Independent Certified Public Accountants.......                   41

Consolidated Balance Sheets -
  December 31, 1995 and 1994..............................                  42

Consolidated Statements of Operations -
  Years Ended December  31, 1995, 1994 and 1993..........                   43

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1995, 1994 and 1993...........                   45

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1995, 1994 and 1993...........                   46

Notes to Consolidated Financial Statements...............                   49

Schedule III - Real Estate and Accumulated Depreciation..                   75

Schedule IV  - Mortgage Loans on Real Estate.............                   77


All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
American Realty Trust, Inc.


We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.


                                   BDO Seidman, LLP


Dallas, Texas
March 29, 1996

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                  -----------------------------
                                                                     1995                1994
                                                                  ---------           ---------
                   Assets                                             (dollars in thousands)
                   ------
Notes and interest receivable
Performing (including $9,422 in 1995 and
$6,127 in 1994 from affiliate)...................                 $  51,840            $ 47,378
Nonperforming, nonaccruing.......................                     1,827               2,315
                                                                  ---------            --------
                                                                     53,667              49,693

Less - allowance for estimated losses............                    (3,926)             (4,029)
                                                                  ---------            --------
                                                                     49,741              45,664
Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1995 and $5,423
  in 1994).......................................                    32,627              23,748

Less - allowance for estimated losses............                    (3,328)             (4,172)
                                                                  ---------            --------
                                                                     29,299              19,576

Real estate held for investment net of accumu-
  lated depreciation ($2,646 in 1995 and $1,396
  in 1994).......................................                    30,125              27,950

Marketable equity securities, at market value....                     2,093               1,309
Cash and cash equivalents........................                     1,054                 193
Investments in real estate entities..............                    41,072              38,844
Other assets (including $3,336 in 1995 from
  affiliate).....................................                     8,649               3,826
                                                                  ---------            --------
                                                                  $ 162,033            $137,362
                                                                  =========            ========

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable (including $8,556 in
  1995 and $9,732 in 1994 due to affiliates).....                 $  61,163            $ 45,695
Margin borrowings................................                    34,017              26,391
Accounts payable and other liabilities
  (including $4,584 in 1995 and $1,505 in 1994
  due to affiliate)..............................                    12,698               8,921
                                                                  ---------            --------
                                                                    107,878              81,007

Minority interest................................                     1,097                 461

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized
  16,666,667 shares; issued and outstanding
  5,858,328 shares in 1995 and 1994..............                        59                  59
Paid-in capital..................................                    66,719              66,719
Accumulated (deficit)............................                   (13,720)            (10,884)
                                                                  ---------            --------
                                                                     53,058              55,894
                                                                  ---------            --------
                                                                  $ 162,033             137,362
                                                                  =========            ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended December 31,
                                                   ----------------------------------------------------
                                                      1995                  1994                1993
                                                   ----------             ----------         ----------
                                                          (dollars in thousands, except per share)
Income
 Rents.....................................        $      17,869       $      18,013     $        7,885
 Interest (including $506 in 1995, $366 in
    1994 and $48 in 1993 from affiliates)..                4,929               3,959              4,984
 Other.....................................                  154               1,098                558
                                                   -------------       -------------     --------------

                                                          22,952              23,070             13,427

Expenses
 Property operations (including $1,200 in
    1995, $899 in 1994 and $348 in 1993 to
    affiliates)............................               13,260              13,013              5,273
 Interest (including $437 in 1995, $589 in
    1994 and $1,029 in 1993 to affiliates).                8,941               7,875              6,497
 Advisory and servicing fees to affiliate..                1,195               1,242              1,257
 General and administrative (including
    $516 in 1995, $434 in 1994 and $288
    in 1993 to affiliate)..................                2,554               2,562              1,819
 Depreciation and amortization.............                1,691               1,620              1,130
 Provision for losses......................                  -                   -                2,300
 Equity in losses of investees.............                5,123               2,529              4,014
 Minority interest.........................                  671                 169               (159)
                                                   -------------       -------------     --------------

                                                          33,435              29,010             22,131
                                                   -------------       -------------     --------------

(Loss) from operations.....................              (10,483)             (5,940)            (8,704)
Income tax expense.........................                    2                   9                 11
                                                   -------------       -------------     --------------

(Loss) before gain on sale of real estate
 and extraordinary gain....................              (10,485)             (5,949)            (8,715)

Gain on sale of real estate................                6,866               3,200                481
Extraordinary gain.........................                  783                 323              3,807
                                                   -------------       -------------     --------------

Net (loss).................................               (2,836)             (2,426)            (4,427)

Redeemable Common Stock,
 accretion of discount.....................                  -                   -                 (129)
                                                   -------------       -------------     --------------

Net (loss) applicable to Common shares.....        $      (2,836)      $      (2,426)    $       (4,556)
                                                   =============       =============     ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                                1995                1994                1993
                                                             ----------           ---------          ----------
Earnings per share
(Loss) before extraordinary gain............                 $      (.61)        $      (.45)      $      (1.36)
Extraordinary gain..........................                         .13                 .05                .63
                                                             -----------         -----------       ------------

Net (loss)..................................                        (.48)               (.40)              (.73)

Redeemable Common Stock,
 accretion of discount.....................                          -                   -                 (.02)
                                                             -----------         -----------       ------------

Net (loss) applicable to Common
 shares....................................                  $      (.48)        $      (.40)      $       (.75)
                                                             ===========         ===========       ============


Weighted average Common shares used in
 computing earnings per share..............                      5,858,328           6,104,438        6,050,550
                                                             =============       =============     ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Common Stock                      Accumulated
                                      -------------------       Paid-in      Earnings      Stockholders'
                                      Shares       Amount       Capital      (Deficit)       Equity
                                      ------       ------       --------     ----------    -------------
                                                            (dollars in thousands)
Balance,
 January 1, 1993........            5,089,562     $    51      $  64,327        (3,902)        60,476

Common Stock issued.....              349,018           4            196             -            200

Fractional shares
 reacquired.............                 (252)          -              -             -              -

Accretion of discount
 on redeemable
Common Stock............                    -           -              -          (129)          (129)

Common Stock retired....             (390,000)         (4)             4             -              -

Net (loss)..............                    -           -              -        (4,427)        (4,427)
                                    ---------     -------      ---------     ---------       --------

Balance,
 December 31, 1993......            5,048,328          51         64,527        (8,458)        56,120


Reclassification of
 Redeemable Common
 Stock..................              720,000           7          2,193             -          2,200

Common Stock issued.....              480,000           5             (5)            -              -

Common Stock retired....             (390,000)         (4)             4             -              -

Net (loss)..............                    -           -              -        (2,426)        (2,426)
                                    ---------     -------      ---------     ---------       --------

Balance,
 December 31, 1994......            5,858,328          59         66,719       (10,884)        55,894


Net (loss)..............                    -           -              -        (2,836)        (2,836)
                                    ---------     -------      ---------     ---------       --------

Balance,
 December 31, 1995......            5,858,328     $    59      $  66,719     $ (13,720)      $ 53,058
                                    =========     =======      =========     =========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For The Years Ended December 31,
                                                             ------------------------------------------------
                                                                 1995              1994               1993
                                                             ----------          ----------        ----------
                                                                           (dollars in thousands)
- -
Cash Flows From Operating Activities
 Rentals collected.........................                  $  18,473       $      17,130      $       8,317
 Interest collected (including $399 in
    1995, $366 in 1994 and $48 in 1993 from
    affiliates).............................                     4,845               3,829              4,584
 Distributions from equity investees'
    operating activities....................                     1,464               1,642                676
 Interest paid (including $19 in 1995,
    $213 in 1994 and $275 in 1993 to
    affiliate)..............................                    (8,296)             (4,286)            (4,689)
 Payments for property operations
    (including $1,200 in 1995, $899 in 1994
    and $348 in 1993 to affiliate)..........                   (13,442)            (13,162)            (6,122)
 Advisory fee paid to affiliate............                     (1,195)             (1,242)            (1,295)
 General and administrative expenses paid
    (including $516 in 1995, $434 in 1994
    and $288 in 1993 to affiliate)..........                    (2,448)             (2,384)            (1,517)
 Litigation settlement.....................                       (100)               (750)               -
 Other.....................................                        500                 235                 91
                                                             ---------       -------------      -------------

    Net cash provided by (used in) operating
      activities............................                      (199)               1,012                 45



Cash Flows From Investing Activities
 Collections on notes receivable (including
    $394 in 1995 from affiliates)...........                     1,604               2,757              1,481
 Purchase of marketable equity securities..                    (19,394)            (16,518)               -
 Proceeds from sale of marketable
    equity securities.......................                    18,374              15,123              2,202
 Deposit on acquisition of mortgage note
    receivable..............................                       -                   -                 (300)
 Notes receivable funded...................                     (3,295)               (700)              (609)
 Proceeds from sale of real estate.........                     11,992               4,058              2,305
 Return of capital distributions...........                        -                   514                -
 Acquisition of real estate................                    (21,394)                -                  -
 Real estate improvements..................                     (1,802)             (2,168)            (2,013)
 Investment in real estate entities........                     (7,169)             (6,884)            (3,976)
                                                             ---------       -------------      -------------
    Net cash (used in) investing activities.                   (21,084)             (3,818)              (910)


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   For The Years Ended December 31,
                                                             -------------------------------------------
                                                               1995              1994             1993
                                                             --------          --------         --------
                                                                       (dollars in thousands)

Cash Flows From Financing Activities
 Proceeds from notes payable...............                  $  36,211       $      710        $  15,677
 Margin borrowings, net....................                      7,626            8,598            6,466
 Proceeds from issuance of Common Stock....                         -                -               200
 Payments on notes payable (including
    $990 in 1995, $1,320 in 1994 and $384
    in 1993 to affiliate)...................                   (22,268)          (5,151)         (17,350)
 Southmark settlement payments.............                         -              (435)            (950)
 Deferred borrowing costs..................                     (2,475)             -                -
 Net collections (advances) to/from
    affiliates..............................                     3,050           (1,566)          (2,845)
                                                              --------       ----------        ---------
    Net cash provided by financing
     activities............................                     22,144            2,156            1,198
                                                              --------       ----------        ---------

Net increase (decrease) in cash and cash
 equivalents...............................                        861             (650)             333
Cash and cash equivalents, beginning of year                       193              843              510
                                                             ---------       ----------        ---------

Cash and cash equivalents, end of year......                 $   1,054       $      193        $     843
                                                             =========       ==========        =========


Reconciliation of net (loss) to net
 cash provided by (used in) operating
 activities
Net (loss)..................................                 $  (2,836)      $   (2,426)       $  (4,427)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities
    Extraordinary gain......................                      (783)            (323)          (3,807)
    Gain on sale of real estate.............                    (6,866)          (3,200)            (481)
    Depreciation and amortization...........                     1,691            1,620            1,130
    Provision for losses....................                        -                -             2,300
    Equity in losses of investees...........                     5,123            2,529            4,014
    Distributions from equity investees'
    operating activities....................                     1,464            1,642              676
    (Increase) decrease in accrued interest
    receivable..............................                        79              (18)          (1,588)
    Decrease in other assets................                     1,439              228              422
    Increase (decrease) in accrued interest
    payable...............................                          (5)             575            1,954
    Increase (decrease) in accounts payable
    and other liabilities...................                       495              150             (148)
    Other...................................                        -               235               -
                                                             ---------       ----------        ---------
     Net cash provided by (used in) operating
      activities............................                 $    (199)       $   1,012        $      45
                                                             =========       ==========        =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                  For The Years Ended December 31,
                                                             ------------------------------------------
                                                               1995            1994              1993
                                                             -------         --------          --------
                                                                      (dollars in thousands)
Schedule of noncash investing activities


Acquisition of real estate financed by debt.                 $  21,394      $   6,800     $   5,400

Real estate sales financed by purchase
 money mortgages...........................                        -            1,400           -

Carrying value of real estate acquired
 through foreclosure in satisfaction of
 notes receivable with carrying value of
 $8,443....................................                        -              -           7,115

Carrying value of real estate securities
 acquired through assumption of debt with a
 carrying value of $6,080 in 1994..........                        -            9,810           -

Sale of real estate subject to debt........                    (5,878)            -          (5,534)

Settlement of term loan obligation in
 exchange for a note receivable
 participation with a carrying value of
 $9,895....................................                        -              -          (9,863)

Carrying value of real estate obtained in
 satisfaction of a receivable with a
 carrying value of $125....................                        -              125           -


Settlement with insurance company
 Carrying value of real estate received....                      1,619            -             -

 Carrying value of note receivable
    participation received..................                     1,500            -             -

 Carrying value of notes receivable
    returned................................                       (32)           -             -

 Carrying value of real estate returned....                     (2,183)           -             -



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

Certain balances for 1993 and 1994 have been reclassified to conform to the 1995 presentation. Shares and per share data have been restated for the 2 for 1 forward Common Stock split effected January 2, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and company business. American Realty Trust, Inc. ("ART") a Georgia corporation is successor to a District of Columbia business trust, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all majority-owned subsidiaries and partnerships other than National Realty, L.P. ("NRLP"). The Company uses the equity method to account for its investment in NRLP as control is considered to be temporary. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."). All significant intercompany transactions and balances have been eliminated.

Accounting estimates. In the preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

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

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Company's established depreciation policies. See "Real estate and depreciation" below.

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

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

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

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock and redeemable Common Stock outstanding during each year, adjusted for the two for one forward Common Stock split effected January 2, 1996.

NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P.

The Company owns 76.8% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"), the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P. (Continued)

NRLP, SAMLP and Messrs. Phillips and Friedman were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provided for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify Messrs. Phillips and Friedman, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest was paid by SAMLP in May 1994.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $36.2 million at December 31, 1995, before reduction for the principal balance ($4.2 million at December 31, 1995) and accrued interest ($4.4 million at December 31, 1995) on the note receivable from SAMLP for its original capital contribution to the Partnership.

In January 1995, NRLP, SAMLP and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP and for the resolution of all related matters under the class action settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the NRLP. This amount represents a compromise

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P. (Continued)

settlement of the net amounts owed by NRLP to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP and its affiliates may owe to NRLP. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

The Amended and Restated Implementation Agreement has been submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall resign as general partner of NRLP and NOLP and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the second or third quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP, shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon the election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner nominee is not elected, the existing settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided, including the compromise settlement referred to above.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES AND INTEREST RECEIVABLE


                                                          1995                                 1994
                                           ---------------------------------      -------------------------------
                                               Estimated                           Estimated
                                                 Fair              Book               Fair               Book
                                                 Value             Value             Value               Value
                                           --------------       ------------      ------------       ------------
Notes Receivable
 Performing (including $12,962
    in 1995 and $10,930 in 1994
    from affiliates)...........            $       60,121       $     56,335      $     54,032       $     51,844
 Nonperforming, nonaccruing...                      1,784              1,784             2,325              2,206
                                           --------------       ------------      ------------       ------------
                                           $       61,905             58,119      $     56,357             54,050
                                           ==============                         ============

 Interest receivable..........                                           267                                  286
 Unamortized premiums/
    (discounts)................                                         (102)                                 (26)
 Deferred gains...............                                        (4,617)                              (4,617)
                                                                ------------                         ------------
                                                                $     53,667                         $     49,693
                                                                ============                         ============

The Company does not recognize interest income on nonperforming notes receivable. For the years 1995, 1994 and 1993 unrecognized interest income on such nonperforming notes receivable totaled $1.2 million, $2.0 million and $3.1 million, respectively.

Notes receivable at December 31, 1995, mature from 1996 to 2014 with interest rates ranging from 6.0% to 12.9% and a weighted average rate of 8.8%. A small percentage of these notes receivable carry a variable interest rate. Notes receivable include notes generated from property sales which have interest rates adjusted at the time of sale to yield rates ranging from 6% to 14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $38.4 million are due in 1996 of which $1.8 million is due on nonperforming notes receivable.

Nonrecourse participations totaling $1.1 million and $2.6 million at December 31, 1995 and 1994, respectively, have been deducted from notes receivable.

In June 1991, the Company entered into an asset sales agreement with an insurance company whereby the Company sold real estate and participations in various of its assets in an effort to develop a potential source for future financing and to generate cash from otherwise illiquid assets. Assets transferred by the Company pursuant to the asset sales agreement included a retail shopping center in Lubbock, Texas with a carrying value of $2.0 million prior to transfer, a $1.5 million senior participation in a second lien mortgage note secured by the Las Vegas Plaza, a retail shopping center in Las Vegas, Nevada, a $315,000 participation in a first mortgage note secured by unimproved land in Virginia Station, Virginia and a $799,000 participation in a second lien mortgage note secured by the Country Club Apartments, an apartment complex in Flagstaff, Arizona. In return, the Company received a $1.9 million participation in a first mortgage note

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

secured by a hotel site in Lihue, Hawaii, a $1.0 million first mortgage note secured by land in Maricopa County, Arizona, a $118,000 first lien mortgage note secured by a single-family residence in Silver Creek, Colorado and $1.5 million in cash. The asset sales agreement contained put and guaranty provisions whereby, at any time, either party could demand that the seller reacquire any asset sold pursuant to the terms of the asset sales agreement for the consideration originally received. In March 1992, the Company received payment in full on the $118,000 note secured by the single-family residence in Silver Creek, Colorado.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty provisions, of the asset sales agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the put and guaranty provisions of the asset sales agreement.

In June 1992, the Company foreclosed on the note receivable secured by land in Maricopa County, Arizona, and recorded provision for loss of $845,000 to reduce the land's carrying value to its then estimated fair value. During September 1992, the Company recorded the insubstance foreclosure of the hotel site in Lihue, Hawaii. In March 1995, the Company collected in full the second lien mortgage note secured by the Country Club Apartments, but did not remit such amount to the insurance company.

A settlement between the Company and Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the insurance company returned to the Company all of the assets which it received from the Company, except for the participation in the first mortgage note secured by unimproved land in Virginia Station, Virginia. In exchange, the Company returned to the insurance company $1.0 million in cash and all the assets which it received from the insurance company, other than the note secured by the residence in Colorado which the Company had collected. The asset transfers and the Company's cash payment were completed in the fourth quarter of 1995. The Company incurred no loss on the settlement.

The borrower on a $1.7 million first mortgage note receivable secured by land in Osceola, Florida failed to make the required principal payment on the note's November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. In July 1995, the Company filed a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. In September 1995, the bankruptcy court denied the Company's motion to lift stay and the borrower was allowed to file a plan of reorganization. The bankruptcy court has set a hearing

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

date of May 15, 1996, for confirmation of the borrower's plan of reorganization. The note had a principal balance of $1.6 million at December 31, 1995. The Company does not expect to incur any loss if it is allowed to foreclose on the collateral property as its estimated fair value exceeds the carrying value of the note.

The Company did not receive the payment due on October 1, 1991 on the first mortgage note receivable secured by the 386 Ocean Parkway Co-op. In December 1993, the Company recorded a provision for loss of $300,000 to reduce the carrying value of the note to the estimated fair value of the collateral property. In February 1994, the Company agreed to reinstate and modify its note in exchange for the pledge of additional collateral. The reinstated note reduced the principal balance from $900,000 to $750,000, waived all defaults on the note and extended the maturity date of the note to September 15, 1999. In June 1994, the Company sold its mortgage note for $450,000 in cash. The Company incurred no loss on the sale in excess of the amounts previously provided.

In March 1994, as partial consideration for the sale of a restaurant site in Los Angeles, California, the Company provided $100,000 of purchase money financing. See NOTE 4. "REAL ESTATE."

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lienholder accepting as partial payment a $22.0 million wraparound mortgage note receivable. The $22.0 million note bears interest at 11%, requires monthly payments of $175,000, and has an extended maturity of December 31, 1995. The Company recorded a deferred gain of $4.3 million in connection with the sale of the hotel and casino resulting from the disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. The Company, the borrower and the underlying lienholder have again agreed to extend the wraparound mortgage note receivable and underlying liens to July 1, 1996. A one percent extension fee was added to the principal balance of the wraparound note. The Company's modified wraparound note receivable continues to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance. All other terms remained the same. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at December 31, 1995.

In conjunction with the modification of the Company's wraparound mortgage note receivable, the underlying lienholder has agreed to forebear exercising its rights under the first and second liens on the condition that the Company continue to remit to it the greater of either $175,000 or all sums received by the Company. The Company remains in compliance with the terms of the forbearance agreement.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

Also as discussed in NOTE 4. "REAL ESTATE", in November 1994, the Company sold its apartment complex in San Antonio, Texas, along with its three apartment complexes in Biloxi, Mississippi to a newly formed partnership in exchange for a 27% limited partner interest, $3.2 million in net cash, a $100,000 certificate of deposit and second and third lien mortgages totaling $1.3 million secured by the apartment complex in San Antonio, Texas. Both notes require interest only payments and mature September 1, 2004.

At December 31, 1995, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The borrower has failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings, as well as actions against the guarantors of the note. Upon notice of acceleration, the borrowers had 30 days to cure their default. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment with the monthly interest, quarterly principal payments and all other terms remaining the same. The Company has received $43,000 of the required principal payment and is to receive the remaining $25,000 on April 1, 1996. The principal balance of the note was $279,000 at December 31, 1995. The Company expects to incur no loss on this note in excess of reserves previously provided.

The Company holds a junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia, that was subject to underlying liens totaling $11.7 million.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

In October 1993, the first lien debt was restructured and split in three pieces. During 1995, the Company advanced the borrower $3.3 million to payoff the second lien, allowing the borrower to receive a $2.4 million discount offered by the lender for early pay off of such lien. In conjunction with such advance, the Company extended the maturity of its note to April 1, 1996. All other terms of the note remained unchanged.

NOTE 4.   REAL ESTATE

In February 1995, the Company sold the Boulevard Villas Apartments in Las Vegas, Nevada, for $9.6 million. The Company initially treated the sale as a financing transaction, the Company having provided the purchaser with its $1.6 million down payment, by loaning a like amount, secured by a second lien on an office building in Houston, Texas. In March 1995, the office building was sold and the Company's loan was paid in full. The Company received net cash of $3.4 million from the sale after the payoff of $5.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $924,000 on the sale.

In May 1995, the Company purchased a 74.9 acre parcel of partially developed land in Las Colinas, Texas, for $13.5 million. In connection with the acquisition, the Company borrowed $15.0 million under a term loan, which bears interest at the prime rate plus 4%, (12.50% per annum at December 31, 1995), requires monthly interest only payments, a 1% annual maintenance fee, principal reduction payments of $1.5 million on the first day of November 1995 and May 1996 and $3.0 million every six months thereafter commencing November 1996, with the balance of principal and accrued but unpaid interest due at maturity on May 1, 1998. The loan is secured by the land in Las Colinas, Texas, a participation interest in two of the Company's notes receivable, land in Atlanta, Georgia and a pledge of 586,800 NRLP limited partner units owned by the Company. The Company received net financing proceeds of $210,000 after the purchase of the land and payment of associated closing costs. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan principal balance to $18.0 million. The additional $3.0 million borrowing was paid in full prior to its March 31, 1996 maturity.

In September 1995, the Company sold 6.9 acres of the 74.9 acre parcel, for $2.9 million in cash. In accordance with the provisions of the term loan, the Company applied the net proceeds of the sale, $2.6 million, to pay down the term loan. Such paydown was credited against the principal payments the Company was otherwise required to make in 1995 and 1996. The principal balance of the term loan was $15.5 million at December 31, 1995. The Company recognized a $1.6 million gain on the sale. In February 1996, the Company refinanced the $7.8 million of debt on the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $12.0 million, paying $1.5 million of the refinancing proceeds on the term loan balance due by March 31, 1996. See NOTE 19. "SUBSEQUENT EVENTS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   REAL ESTATE (Continued)

In March 1996, the Company sold an additional 2.3 acres for $961,000 in cash. See NOTE 19. "SUBSEQUENT EVENTS." The Company applied the net proceeds of the sale, $891,000 to pay down the term loan.

In October 1995, the Company purchased an additional tract of partially developed land in Las Colinas, Texas, totaling 92.6 acres for $7.1 million. The Company paid $959,000 in cash and borrowed the remaining $6.1 million. The mortgage bears interest at the prime rate plus 5%, (13.50% at December 31, 1995), requires monthly interest only payments through September 30, 1996, four quarterly deferred commitment fee payments of $50,000 and $50,000 monthly principal payments beginning October 1, 1996. The principal balance, accrued but unpaid interest and a $500,000 "maturity fee" is due at maturity on December 1, 1996. The Company has an option to extend the maturity date to October 1, 1997 if no event of default has occurred, written notice is given prior to maturity and the principal balance of the note has been reduced by $2.1 million. The Company has also agreed to pledge to the lender, as additional collateral for the loan, $2.0 million of newly issued shares of the Company's Common Stock.

On February 13, 1996, the Company entered into a contract to sell 72.5 of the
92.6 acres for $12.9 million.  See NOTE 19. "SUBSEQUENT EVENTS."

In November 1994, the Company sold its three Mississippi apartment complexes, Watersedge III Apartments, Edgewater Garden Apartments, Chateau Bayou Apartments, and its apartment complex in San Antonio, Texas, Mediterranean Villa Apartments, to a newly formed limited partnership in exchange for, a 27% limited partner interest in the partnership, $3.2 million in net cash, a $100,000 certificate of deposit, and second and third liens totaling $1.3 million secured by the Mediterrean Villa Apartments. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The Company has deferred any gain related to the property sales due to the Company having a continuing ownership interest in the properties, through its 27% limited partner interest in the owning partnership and the Company also having the option to reacquire the properties at anytime prior to September 2, 1997, and unwind the partnership under certain circumstances. The deferred gain of $5.6 million is offset against the Company's investment in the partnership in the accompanying Consolidated Balance Sheets.

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

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   REAL ESTATE (Continued)

Also in March 1994, the Company acquired for $26,000 in cash, all of the capital stock of the corporate general partner of Merchandise Mart Associates, Ltd. (" Mart, Ltd."). Concurrently, the Company also acquired all of the capital stock of Garden Capital Merchandise Mart, Inc. ("GCMMI") for $1,000 and the assumption of $271,000 in debt including $125,000 payable to the Company. The GCMMI stock was purchased from individuals who also own the corporate general partner of a limited partnership in which NOLP is a 99.3% limited partner. (See NOTE 6. "INVESTMENTS IN REAL ESTATE ENTITIES.") The acquired assets of GCMMI included a wraparound mortgage note receivable with a principal balance of $33.4 million secured by the Denver Merchandise Mart, a 509,008 square foot merchandise mart in Denver, Colorado, title to the Inn at the Mart, a 156 room hotel adjacent to the Denver Merchandise Mart, and parcels of land contiguous to the Denver Merchandise Mart. In May 1992, the Company had acquired title to land in Denver, Colorado subject to a ground lease to Mart, Ltd. as lessee, for the operation of the Denver Merchandise Mart and a 2.9% limited partner interest in Mart, Ltd. Effective April 1, 1994, the Company recorded the acquisition of the Denver Merchandise Mart and the assumption of underlying debt of $6.1 million. The Company acquired the wraparound mortgage and the general partner of Mart, Ltd. with the intent of acquiring the Denver Merchandise Mart, hence its classification as held for investment. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1994, a total of 172 of the residential lots were sold for an aggregate gain of $250,000. During 1995, an additional 4 lots were sold for aggregate gain of $6,000. At December 31, 1995, 22 lots remained to be sold.

Also in 1991, the Company purchased all of the capital stock of a company which owned a 60% interest in a joint venture which in turn owned 113 partially developed residential lots in Denton, Texas. Through 1994, 109 of the residential lots were sold for an aggregate gain of $992,000. During 1995, the remaining 4 lots were sold for an aggregate gain of $24,000.

NOTE 5.    ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                          1995                    1994                     1993
                                                       ----------              ----------               ---------
Balance January 1,.............                    $       8,201           $       9,913           $      12,444
Provision for losses...........                              -                       -                     2,300
Amounts charged off............                             (947)                 (1,712)                 (3,159)
Amounts reclassified to
   liabilities...................                            -                       -                    (1,672)
                                                   -------------           -------------           -------------
Balance December 31,...........                    $       7,254           $       8,201           $       9,913
                                                   =============           =============           =============

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at December 31, 1995, includes
(i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"), and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, the operating partnership of NRLP, through its 76.8% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992, is a general partner of SAMLP, the general partner of NRLP and NOLP and a director and Chief Executive Officer of SAMI. Randall M. Paulson, an executive officer of the Company, serves as a director of SAMI and as President of the Trusts, SAMI and BCM. In addition, BCM serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the Trusts, NRLP and the joint venture partnerships using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Investment in real estate entities." The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings. See NOTE 8. "NOTES AND INTEREST PAYABLE."

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1995 was as follows:

                                                                     Equivalent
                Percentage                  Carrying                  Investee
              of the Company's              Value of                 Book Value             Market Value
              Ownership at                Investment at                 at                of Investment at
Investee     December 31, 1995           December 31, 1995        December 31, 1995       December 31, 1995
- --------     -----------------           -----------------        -----------------       ------------------
NRLP               52.1%                     $ 12,712                  $         *            $ 38,020
CMET               37.2                        12,116                     28,297                15,757
IORI               25.9                         2,752                      6,271                 4,065
TCI                28.2                         9,162                     25,195                11,335
                                             --------                                         --------
                                               36,742                                         $ 69,177
                                                                                              ========
General partner
 interest in NRLP and NOLP                      7,726
Other                                          (3,396)
                                             --------
                                             $ 41,072
                                             ========

- --------------------

* At December 31, 1995, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $161.5 million (unaudited). Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.    INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

           to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1994 was as follows:

                                                                     Equivalent
                Percentage                  Carrying                  Investee
              of the Company's              Value of                 Book Value             Market Value
              Ownership at                Investment at                 at                of Investment at
Investee     December 31, 1994           December 31, 1994        December 31, 1994       December 31, 1994
- --------     -----------------           -----------------        -----------------       ------------------
NRLP               48.1%                   $  13,727                 $       -*               $  31,623
CMET               33.9                       11,389                    26,723                   14,850
IORI               21.0                        2,285                     5,378                    3,267
TCI                24.6                        7,833                    22,909                    9,782
                                           ---------                                          ---------
                                              35,234                                          $  59,522
                                                                                              =========
General partner
  interest in NRLP and NOLP                    7,791
Other                                         (4,181)
                                           ---------
                                           $  38,844
                                           =========

- -------------------------

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

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1995, as its liquidity has permitted.

IORI was scheduled to begin liquidation of its assets prior to October 24, 1996. However, on March 15, 1996, IORI's stockholders approved a proposal to convert IORI from a finite life business trust to a perpetual life corporation.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.      INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

respective investments. Through December 31, 1994, 73 of the residential lots owned by the partnership were sold. During 1995, an additional 72 lots were sold with 142 lots remaining to be sold at December 31, 1995. Through December 31, 1995, each partner had received $226,000 in return of capital distributions and $120,000 in profit distributions from the partnership. See NOTE 8. "NOTES AND INTEREST PAYABLE".

In November 1994, the Company sold four apartment complexes to a newly formed limited partnership in exchange for cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold by the Company. In conjunction with the exchange transaction the Company recorded a deferred gain of $5.6 million which is offset against the Company's investment in the partnership. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and
NOTE 4. "REAL ESTATE."

In June 1995, the Company purchased the corporate general partner of a limited partnership which owns apartment complexes in Illinois, Florida and Minnesota, with a total of 900 units. The purchase price of the corporate general partner was $628,000 in cash. The corporate general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

Set forth below are summary financial data for the real estate entities the Company accounts for using the equity method:

                                          1995            1994
                                       ----------      ----------
Property and notes
  receivable, net.............         $  705,948      $  680,451
Other assets..................            114,899          89,527
Notes payable.................           (656,695)       (591,258)
Other liabilities.............            (74,059)        (73,027)
                                       ----------      ----------
Equity........................         $   90,093      $  105,693
                                       ==========      ==========


                                          1995            1994             1993
                                       ----------      ----------       ----------
Revenues......................         $  205,622      $  181,639       $  166,050
Depreciation..................            (24,218)        (20,310)         (18,984)
Provision for losses..........               (541)         (1,429)          (1,094)
Interest......................            (63,058)        (54,409)         (50,661)
Operating expenses............           (135,043)       (120,815)        (112,975)
Gains on sale of real estate..             13,523          14,627             389
Extraordinary gains...........              1,437           1,189          11,446
                                       ----------      ----------      ----------
Net income (loss).............         $   (2,278)     $      492      $   (5,829)
                                       ==========      ==========      ==========

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.      INVESTMENTS IN REAL ESTATE ENTITIES (Continued)

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed regular quarterly distributions, NRLP in the fourth quarter of 1993 and TCI in the fourth quarter of 1995. In 1995, the Company received distributions from CMET, IORI and TCI totaling $641,000 and $719,000 from NRLP. At December 31, 1995 the Company accrued $3.3 million in NRLP distributions which were paid January 2, 1996. The Company received total distributions from CMET and IORI of $675,000 in 1994 and $1.4 million from NRLP in December 1994.

The Company's investments in the Trusts and NRLP were initially acquired in 1989. In 1995, the Company purchased an additional $6.5 million of equity securities of the Trusts and NRLP.

NOTE 7.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. In 1995, the Company purchased $19.4 million and sold $18.4 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At December 31, 1995, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $998,000. In 1995, the Company realized a net gain of $349,000 from the sale of trading portfolio securities and received $852,000 in dividends and $238,000 in return of capital distributions on such securities. At December 31, 1994, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $242,000, realized a net loss of $101,000 from the sale of trading portfolio securities and received $274,000 in dividends on such securities. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                     1995                           1994
                                          --------------------------      -------------------------
                                           Estimated                      Estimated
                                             Fair             Book           Fair           Book
                                            Value            Value          Value           Value
                                          ----------       ---------      ---------       ---------
Notes payable
 Mortgage loans.............               $  18,376       $  22,086      $  26,020       $  26,239
 Borrowings from financial
    institutions.............                 27,052          29,945          7,929           9,298
 Notes payable to affiliates                   1,554           4,176          1,533           5,166
                                          ----------       ---------      ---------       ---------
                                           $  46,982          56,207      $  35,482          40,703
                                           =========                      =========

 Interest payable (including
    $4,380 in 1995 and $4,566
    in 1994 to affiliate)....                                  4,956                          4,992
                                                           ---------                      ---------
                                                           $  61,163                      $  45,695
                                                           =========                      =========

Scheduled principal payments on notes payable are due as follows:

    1996...............................................      $  26,442
    1997...............................................         13,053
    1998...............................................          3,747
    1999...............................................            369
    2000...............................................            293
    Thereafter.........................................         12,303
                                                             ---------
                                                             $  56,207
                                                             =========

Stated interest rates on notes payable ranged from 6.0% to 14% at December 31, 1995, and mature in varying installments between 1996 and 2007. At December 31, 1995, notes payable were collateralized by mortgage notes receivable with a net carrying value of $18.5 million and by deeds of trust on real estate with a net carrying value of $73.2 million.

In March 1995, the Company modified and extended a loan from a financial institution with a principal balance of $7.8 million at December 31, 1995 and collateralized by a note receivable with a principal balance of $17.1 million at such date. On February 5, 1996, the loan was refinanced for $12.0 million. See NOTE 19. "SUBSEQUENT EVENTS."

In March 1995, the Company exercised its option to extend the maturity date of the loan secured by the Kansas City Holiday Inn, from March 1995 to March 1997. In April and October 1995, the Company refinanced the mortgage debt in the amount of $6.0 million. The Company received net cash of $2.8 million after the payoff of $2.9 million of existing

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE (Continued)

mortgage debt and various closing costs associated with the refinancing. The new mortgage bears interest at 9.45% per annum, requires monthly principal and interest payments of $55,732 and matures on November 1, 2005.

In May 1995, the Company obtained a $15.0 million term loan, the proceeds of which were used to acquire 74.9 acres of partially developed land in Las Colinas, Texas. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan balance to $18.0 million. See NOTE
4. "REAL ESTATE." The principal balance of the loan was $15.5 million at December 31, 1995. The loan bears interest at the prime rate plus 4%, (12.50% per annum at December 31, 1995), requires monthly interest only payments, a 1% annual maintenance fee, principal reduction payments of $1.5 million on the first day of November 1995 and May 1996 and $3.0 million every six months thereafter commencing November 1996, with the balance of principal and accrued but unpaid interest due at maturity on May 1, 1998. The loan is secured by the land in Las Colinas, Texas, a participation interest in two of the Company's notes receivable, land in Atlanta, Georgia and a pledge of 586,800 NRLP units of limited partner interest owned by the Company. The Company received net financing proceeds of $210,000 after the purchase of the land and payment of associated closing costs. In June 1995, the Company borrowed an additional $3.0 million from this lender increasing the term loan principal balance to $18.0 million. The additional $3.0 million borrowing was paid in full prior to its March 31, 1996, maturity.

In October 1995, the Company obtained $6.1 million of purchase money financing in conjunction with the acquisition of an additional 92.6 acres of partially developed land in Las Colinas, Texas. See NOTE 4. "REAL ESTATE." The outstanding principal balance of this note was $6.5 million at December 31, 1995. The mortgage bears interest at the prime rate plus 5%, (13.50% at December 31, 1995), requires monthly interest only payments through September 30, 1996, four quarterly deferred commitment fee payments of $50,000 and $50,000 monthly principal reduction payments beginning October 1, 1996. The principal balance, accrued but unpaid interest and a $500,000 "maturity fee" is due at maturity on December 1, 1996. The Company has an option to extend the maturity date to October 1, 1997 if no event of default has occurred, written notice is given prior to maturity and the principal balance of the loan has been reduced by $2.1 million.

Notes payable to affiliates at December 31, 1995 and 1994 include a $4.2 million note due to NRLP as payment for SAMLP's general partner interest in NRLP. The note bears interest at 10% per annum compounded semi-annually and is due at the earlier of September 2007, the liquidation of NRLP or the withdrawal of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   NOTES AND INTEREST PAYABLE (Continued)

In June 1992, the Company obtained a $3.3 million loan from the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock. The note was paid in full at its May 1995 maturity. The loan also provided for the lender's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia, or to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, the lender exercised his put and required full payment by the Company by January 2, 1996. The Company paid its $623,000 put obligation in May 1995.

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings were $34.0 million at December 31, 1995, and $26.4 million at December 31, 1994, 47% and 45%, respectively, of the market values of such equity securities at such dates.

NOTE 9.      REDEEMABLE COMMON STOCK

In June 1992, the Company sold 794,718 newly issued shares of its Common Stock to Donald C. Carter for $2.0 million in cash. Terms of the sale agreement provided Mr. Carter with the option of requiring the Company to reacquire up to 720,000 of the purchased shares at a price of $3.06 per share, a total of $2.2 million. The Company accreted the difference between the issuance price and the redemption price using the "interest method". In December 1994, Mr.
Carter contributed his shares of the Company's Common Stock to a newly formed partnership in which he is a limited partner. Concurrent with the share contribution, the partnership rescinded the put provision of the original sales agreement. Accordingly, as of December 31, 1994, the Company reclassified such redeemable Common shares to stockholder's equity.

NOTE 10.     RIGHTS PLAN

In April 1990, the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and approved the distribution to stockholders of a dividend of one share purchase right (the "Rights") for each then outstanding share of the Company's Common Stock. Each Right will entitle stockholders to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $25.00. The Rights will generally be exercisable only if a person or group (the "Adverse Group") increases its then current ownership in the Company by more than 25% or commences a tender offer for 25% or more of the Company's Common Stock. If any person or entity actually increases its then current ownership in the Company by more than 25% or if the Company's Board of Directors determines that any 10% stockholder is adversely affecting the business of the Company, holders of the Rights, other than the Adverse Group, will be entitled to buy, at the exercise price, the Common Stock

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10.     RIGHTS PLAN (Continued)

of the Company with a market value of twice the exercise price. Similarly, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, the number of shares of the surviving company having a market value of twice the Right's exercise price. In connection with the one for three reverse Common Stock split effected in December 1990, the Rights were proportionately adjusted so that each post-split share certificate represented three Rights, each of which permitted the holder thereof to purchase one one- hundredth of a preferred share for $25.00 under such circumstances. The Rights expire in 2000 and may be redeemed at the Company's option for $.01 per Right under certain circumstances. In connection with the two for one forward Common Stock split effected January 2, 1996, the Rights were again proportionately adjusted so that each post-split share represents one and one-half Rights, each of which permit the holder thereof to purchase one one-hundredth of a preferred share for $25.00 under such circumstances.

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

BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as Chairman of the Board and as a Director of the Company until November 16, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, a Director of the Company, is a director of BCM and a trustee of the trust that owns BCM. Oscar W. Cashwell, a Director of the Company, serves as Executive Vice President of BCM.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.   ADVISORY AGREEMENT (Continued)

The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $1.00 per share.

In addition to base compensation, the Advisory Agreement provides that BCM, or an affiliate of BCM, receive an acquisition fee for locating, leasing or purchasing real estate for the Company; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees not directly identifiable to the Company's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

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

Since October 4, 1989, BCM has acted as loan administration/servicing agent for the Company, under an agreement terminable by either party upon thirty days' notice, under which BCM services the Company's mortgage notes and receives as compensation a monthly fee of .125% of the month-end outstanding principal balances of the mortgage notes serviced.

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

its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, one of its office buildings and the Denver Merchandise Mart to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 13.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Company's advisor, and its affiliates were as follows:

                                                         1995                1994                   1993
                                                     ------------        --------------         ------------
   Fees
     Advisory and mortgage
           servicing.................                $      1,195        $        1,242         $      1,258
     Brokerage commissions......                              905                   497                  180
     Property and construction
           management and leasing
           commissions*..............                       1,200                   899                  348
     Loan arrangement...........                               95                    25                  102
                                                     ------------        --------------         ------------
                                                     $      3,395        $        2,663         $      1,888
                                                     ============        ==============         ============

     Cost reimbursements........                     $        516        $          434         $        288
                                                     ============        ==============         ============

- ---------------------
* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 14.   INCOME TAXES

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At December 31, 1995, the Company had a tax net operating loss carryforward of $17.3 million expiring through 2009.

At December 31, 1995, the Company recognized a deferred tax benefit of $4.7 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.   INCOME TAXES (Continued)

of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

The components of tax expense are as follows:

                                                            1995                1994                   1993
                                                      --------------       --------------         -------------
Income tax provision
   Current.....................                       $            2       $            9         $          11
                                                      ==============       ==============         =============

A reconciliation of the federal statutory tax rate (34%) with the income tax provision in the Consolidated Statements of Operations is as follows:

                                                            1995                1994                  1993
                                                      -------------        --------------         -------------
Income tax at statutory rate...                       $      (2,185)       $         (825)        $      (1,450)
Carryforward of net operating
  loss income tax benefit......                               2,185                   825                 1,450
State income tax, net of
  federal benefit..............                                   2                     9                    11
                                                      -------------        --------------         -------------
Income tax provision...........                       $           2        $            9         $          11
                                                      =============        ==============         =============

NOTE 15.   EXTRAORDINARY GAIN

In 1995, the Company recognized an extraordinary gain of $783,000 representing its equity share of TCI's extraordinary gain due to the early payoff of debt.

In 1994, the Company recognized an extraordinary gain of $273,000 representing its equity share of TCI's extraordinary gain from the settlement of claims against it by a lender. The Company also recognized $50,000 from the forgiveness of a portion of a first mortgage due to the early payoff of the second mortgage.

In 1993, the Company recognized an extraordinary gain of $3.4 million representing its equity share of NRLP's extraordinary gain of $9.0 million from its acquisition at a discount of certain of its mortgage debt. The Company also recognized an additional $443,000 from the forgiveness of a portion of a first mortgage from the early payoff of a second mortgage.

NOTE 16.   RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.   RENTALS UNDER OPERATING LEASES (Continued)

2006. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1995:

         1996..................................              $       1,740
         1997..................................                      1,450
         1998..................................                      1,100
         1999..................................                        775
         2000..................................                        609
         Thereafter............................                      1,982
                                                              ------------
                                                              $      7,656
                                                              ============

NOTE 17.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 18.   QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1995 and 1994:

                                                                  Three Months Ended
                                      ------------------------------------------------------------------------------

   1995                                  March 31,           June 30,          September 30,           December 31,
- ----------                            -------------       --------------     -----------------       ---------------
Revenue....................           $       6,080       $        5,552     $           7,066       $         4,254
Expense....................                   8,200                9,010                 7,933                 8,294
                                      -------------       --------------     -----------------       ---------------
(Loss) before gain
    on sale of real estate
    and extraordinary gain...                (2,120)              (3,458)                 (867)               (4,040)
Gain on sale of
    real estate..............                   924                   24                 1,596                 4,322
Extraordinary gain.........                     315                   12                   431                    25
                                      -------------       --------------     -----------------       ---------------
Net income (loss)..........           $        (881)      $       (3,422)    $           1,160       $           307
                                      =============       ==============     =================       ===============


Earnings per share
Income (loss) before extra-
    ordinary gain............         $        (.20)       $        (.59)      $           .13        $          .05
Extraordinary gain.........                     .05               -                        .07                   .01
                                      -------------        -------------       ---------------        --------------
Net income (loss)..........           $        (.15)       $        (.59)      $           .20        $          .06
                                      =============        =============       ===============        ==============


Expense includes equity in losses of investees of $1.3 million, $1.7 million, $1.4 million and $754,000 in the first, second, third and fourth quarters of 1995, respectively.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 18.     QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                  Three Months Ended
                                      ------------------------------------------------------------------------------
   1994                                 March 31,            June 30,          September 30,          December 31,
- -----------                           -------------       --------------     -----------------       ---------------
Revenue....................           $       2,960       $        5,685     $           7,260       $         4,636
Expense....................                   4,529                6,946                 7,844                 7,171
                                      -------------       --------------     -----------------       ---------------
(Loss) before gain on sale
    of real estate and extra-
    ordinary gain............                (1,569)              (1,261)                 (584)               (2,535)
Gain on sale of real
    estate.................                     176                   57                   910                 2,057
Extraordinary gain.........                      36                   14                   273                   -
                                      -------------       --------------     -----------------       ---------------
Net income (loss)..........           $      (1,357)      $       (1,190)    $             599       $          (478)
                                      =============       ==============     =================       ===============

Earnings per share
(Loss) before extra-
    ordinary gain............         $       (.23)       $       (.19)      $           (.05)       $        (.08)
Extraordinary gain.........                    .01              -                         .05               -
                                      ------------        ------------       ----------------        -------------
Net income (loss)..........           $       (.22)       $       (.19)      $            .10        $        (.08)
                                      ============        ============       ================        =============

Revenue includes equity in losses of investees of $527,000, $545,000, $1.0 million and $415,000 in the first, second, third and fourth quarters of 1994, respectively.

NOTE 19.    SUBSEQUENT EVENTS

In March 1995, the Company modified and extended a loan from a financial institution with a principal balance of $7.8 million at December 31, 1995 and collateralized by a note receivable with principal balance of $17.1 million at such date. On February 5, 1996 the loan was refinanced for $12.0 million. The Company received net cash of $1.8 million from the refinancing after the payoff of the financial institution's debt and after making a $1.5 million paydown on the term loan secured by land in Las Colinas, Texas, in exchange for that lender's release of its second lien on such note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000, and matures January 31, 1998. See NOTE 8. "NOTES AND INTEREST PAYABLE."

In May 1995, the Company purchased 74.9 acres of partially developed land in Las Colinas, Texas, for $13.5 million. See NOTE 4. "REAL ESTATE."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19.    SUBSEQUENT EVENTS (Continued)

  In March 1996, the Company sold 2.3 acres for $961,000 in cash, the net sales proceeds of $891,000 were used to paydown the term loan. Also in March 1996, the Company entered into a contract to sell an additional 2.2 acres for $923,000 in cash. This sale is scheduled to close in April 1996.

In October 1995, the Company purchased an additional 92.6 acres of partially developed land in Las Colinas, Texas. On February 13, 1996, the Company entered into a contract to sell 72.5 of the 92.6 acres for 12.9 million in cash. The contract calls for the sale to close in two phases. The first phase is to close on or before May 23, 1996, but may be extended to July 24, 1996, and the second phase on or before December 31, 1996.

                          AMERICAN REALTY TRUST, INC.
                                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                   Cost
                                                               Capitalized
                                                                Subsequent
                                           Initial Cost             to              Gross of Which Carried
                                            to Company         Acquisition              at End of Year
                                       -------------------    ------------    ----------------------------------
                                                 Buildings                                Buildings
                          Encum-                & Improve-                               & Improve-      (1)        Accumulated
 Property/Description     brances       Land      ments       Improvements     Land         ments       Total       Depreciation
- ----------------------   ---------     -------  ----------    ------------    -------    ----------   ----------    ------------
                                                       (Dollars in thousands)
PROPERTIES HELD FOR
 INVESTMENT

OFFICE BUILDING
- ---------------
Rosedale Towers........    $ 2,500     $   665    $ 3,769       $   787       $   715     $  4,506     $ 5,221          $  736
 Roseville, MN

SHOPPING CENTER
- ---------------
Oaktree Shopping Village     1,547         192      1,431            -            192        1,431       1,623               3
 Lubbock, TX
Park Plaza.............      3,405         891      3,584         1,029           891        4,613       5,504             631
 Manitowoc, WI

MERCHANDISE MART
- ----------------
Denver Mart............      5,181       4,824      5,184         2,241         5,098        7,151      12,249             619
 Denver, CO

HOTELS
- ------
Inn at the Mart........         -           -         302           405            -           707         707              61
 Denver, CO
KC Holiday Inn..........     5,992       1,110      4,535         1,821         1,110        6,356       7,466             596
Kansas City, MO            -------     -------    -------       -------       -------     --------     -------         -------
                            18,625       7,682     18,805         6,283         8,006       24,764      32,770           2,646
PROPERTIES HELD FOR SALE

OFFICE BUILDING
- ---------------
Mopac..................         -          677      5,098            -            677        5,098       5,775          5,098
 St. Louis, MO

LAND
- ----
Las Colinas, Tx........     15,497      14,076         -           (986)       13,090           -       13,090              -

B.P. Las Colinas, Tx...      6,509       7,318         -             -          7,318           -        7,318              -
Atlanta Land, GA.......         - (2)   11,052         -             -         11,052           -       11,052              -
Rivertrails I, TX......         -        1,139         -           (848)          291           -          291              -
Other (4 properties)...         -          200         -             -            200           -          200              -
                           -------     -------    -------       -------       -------     --------     -------         -------
                            22,006      34,462      5,098        (1,834)       32,628        5,098      37,726           5,098
                           -------     -------    -------       -------       -------     --------     -------         -------
                           $40,631     $42,144    $23,903       $ 4,449       $40,634     $ 29,862      70,496         $ 7,744
                           =======     =======    =======       =======       =======     ========                     =======
Allowance for
 estimated losses......                                                                                 (3,328)
                                                                                                       -------
                                                                                                       $67,168
                                                                                                       =======


                                                                 Life On Which
                                                                 Depreciation
                                                                  in Latest
                                                                  Statement
                                Date of          Date            of Operations
 Property/Description         Construction     Acquired           is Computed
- ----------------------        ------------     --------          -------------

PROPERTIES HELD FOR
INVESTMENT
OFFICE BUILDING
- ---------------
Rosedale Towers........       1974               1990            10 - 40 years
 Roseville, MN

SHOPPING CENTER
- ---------------
Oaktree Shopping Village                         1995            10 - 40 years
 Lubbock, TX
Park Plaza.............       1957               1992            10 - 40 years
 Manitowoc, WI

MERCHANDISE MART
- ----------------
Denver Mart............       1965/              1992            10 - 40 years
 Denver, CO                   1986

HOTELS
- ------
Inn at the Mart........       1974               1994            10 - 40 years
 Denver, CO
KC Holiday Inn..........      1974               1993            10 - 40 years

 Kansas City, MO

PROPERTIES HELD FOR SALE

OFFICE BUILDING
- ---------------
Mopac..................       1925             1965              10 - 40 years
 St. Louis, MO

LAND
- ----
Las Colinas, TX........       N/A              1995                 -

B.P. Las Colinas, TX...       N/A              1995                 -
Atlanta Land, GA.......       N/A              1990                 -

Rivertrails I, TX......       N/A              1991                 -
Other (4 properties)...       N/A            Various                -


- -------------------------

(1)     The aggregate cost for federal income tax purposes is $63.9 million.

(2) Property is pledged as additional collateral for a note payable with a principal balance of $15.5 million.

                                                                    SCHEDULE III
                                                                     (Continued)


                          AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  1995                  1994                  1993
                                               ----------            ----------            ---------

                                                                    (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,................        $        58,517      $         59,181      $       51,475


Additions
  Acquisitions and improvements......                 23,196                 9,714               9,900
  Foreclosures.......................                    -                     -                 5,645
  Property received in settlement
    with insurance company...........                  1,622                   -                   -

Deductions
  Sales of real estate...............                 (9,813)              (10,378)             (7,839)
  Property transferred in settlement
    with insurance company...........                 (3,027)                  -                   -
                                             ---------------      ----------------      --------------

Balance at December 31,..............        $        70,495      $         58,517      $       59,181
                                             ===============      ================      ==============



Reconciliation of Accumulated Depreciation

Balance at January 1,................        $         6,819      $          6,744      $        6,158

Additions
  Depreciation.......................                  1,250                 1,026                 657

Deductions
  Sales of real estate...............                   (325)                 (951)                (71)
                                             ---------------      ----------------      --------------


Balance at December 31,..............        $         7,744      $          6,819      $        6,744
                                             ===============      ================      ==============

                                                                     SCHEDULE IV
                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                   Periodic
                                      Interest    Maturity          Payment                  Prior
   Description                        Rate (1)    Date (1)           Terms                   Liens
- ------------------                    -------     -------    ------------------------      ----------
FIRST MORTGAGE LOANS

Hall Land..................           10.00%     08/94       Principal and interest due    $      -
Secured by 4.2 acres of                                      at maturity.
residential land in Maricopa
County, Arizona.

Osceola Land.....................     12.00%       11/93     Principal and interest due           -
Secured by unimproved land in                                monthly.
Osceola County, Florida.

Webster & Banc Boston............     Various     Various    Principal and interest               -
Secured by condominiums in Ft.                               monthly.
Lauderdale, Florida.

J. W. Sherman....................      7.00%       08/98     Principal and interest               -
Secured by 1 co-op apartment in                              payments due monthly.
Brooklyn, NY.

Nak Chung Building...............      8.00%       04/99     Interest due monthly.                -
Secured by restaurant in                                     Principal to be paid down
Los Angeles, California.                                     to $50,000 by May 1, 1997,
                                                             balance due at maturity.
WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza..................      9.74%       12/97     Principal and interest due         9,298
Secured by 93,320 square foot                                monthly of $168,000 based on
retail shopping center in Las                                25 year amortization.
Vegas, Nevada

Continental Hotel................     11.00%       07/96     Principal and interest of          5,346
Secured by hotel and casino in                               $175,000 due monthly.
Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality House(3)      9.75%       04/96     Pay greater of available          11,677
- ---------------------------------                            cash or 6% from 2/1/94 to
                                                             7/1/94.  Thereafter, pay
Secured by 297 room hotel in                                 greater of available cash
Williamsburg, Virginia.                                      or 8%.



NO. SO. II......................      12.00%       09/96     Interest due monthly, with         1,317
Secured by shopping center in                                principal reductions of
Columbia, South Carolina.                                    $25,000 due quarterly.
                                                             Principal balance due at
                                                             maturity.

                                                                             Principal Amount of
                                       Face                  Carrying          Loan Subject to
                                      Amount of            Amount of         Delinquent Principal
   Description                        Mortgages            Mortgages (2)         or Interest
- -------------------                   ---------            ------------      --------------------
                                           (dollars in thousands)
FIRST MORTGAGE LOANS

Hall Land..................           $     100          $     112           $       112
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

Osceola Land.....................         1,960              1,592                 1,592
Secured by unimproved land in
Osceola County, Florida.

Webster & Banc Boston............           158                143
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman....................            32                 31
Secured by 1 co-op apartment in
Brooklyn, NY.

Nak Chung Building...............           100                100
Secured by restaurant in
Los Angeles, California.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza..................        17,600             18,458
Secured by 93,320 square foot
retail shopping center in Las
Vegas, Nevada

Continental Hotel................        22,000             22,713
Secured by hotel and casino in
Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality House(3)         8,862              9,422
- ---------------------------------

Secured by 297 room hotel in
Williamsburg, Virginia.
NO. SO. II......................            852                279
Secured by shopping center in
Columbia, South Carolina.


                                                                     SCHEDULE IV
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                            Periodic
                                        Interest        Maturity            Payment                  Prior
   Description                         Rate (1)         Date (1)             Terms                   Liens
- -------------------                   ---------         --------     ---------------------         -----------
JUNIOR MORTGAGE LOANS - Continued

Hall Land....................         10.00%            08/94        Principal and interest        $      112
Secured by 4.2 acres of                                              due at maturity.
residential land in Maricopa
County, Arizona.

OTHER

MS Holding................            Prime +3%         12/96        Principal and interest             5,727
Secured by loans secured by                                          of $40,000 due monthly.
personal and real property
in Dallas, Texas.

Tiberon Trails(4)............         Greater of        11/96        Interest only monthly.             7,014
Secured by assignment of 99%          Prime +2.5%                    Principal at maturity.
limited partner interest in a         or 10.00%
375 unit apartment complex in
Merrillville, Indiana.

Mediterranean Villas(4)......                           09/04        Interest only monthly.                -
Secured by second and third                             09/04        Principal at maturity.                -
liens on an apartment complex
in San Antonio, Texas.                                                                            ----------

                                                                                                   $   40,491
                                                                                                    =========

                                                                                  Principal Amount of
                                           Face                Carrying             Loan Subject to
                                        Amount of             Amount of          Delinquent Principal
Description                             Mortgages            Mortgages (2)            or Interest
- ---------------                         ---------          -------------         --------------------
                                             (dollars in thousands)
JUNIOR MORTGAGE LOANS - Continued

Hall Land....................          $        71          $        80           $        80
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

OTHER

MS Holding...............                    3,100                  386
Secured by loans secured by
personal and real property
in Dallas, Texas.

Tiberon Trails(4)............                4,000                3,503
Secured by assignment of 99%
limited partner interest in a
375 unit apartment complex in
Merrillville, Indiana.

Mediterranean Villas(4)......                1,000                1,000                    -
Secured by second and third                    300                  300                    -
liens on an apartment complex
in San Antonio, Texas.                 -----------          -----------           -----------
                                       $    60,135               58,119           $     1,784
                                       ===========                                ===========

Interest receivable                                                 267

Deferred gains                                                   (4,617)

Discounts                                                          (102)

Allowance for estimated losses                                   (3,926)
                                                            -----------
                                                            $    49,741
- ------------------------------                              ===========

(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1995. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

(2) The aggregate cost for federal income tax purposes is $58.4 million.

(3)                 Mortgage note is receivable from a related party.

(4) Mortgage note is receivable from a partnership in which the Company is a 27% limited partner.

                                                                     SCHEDULE IV
                                                                     (Continued)




                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE





                                              1995                  1994                1993
                                           ----------            ----------          ---------
                                                           (dollars in thousands)
Balance at January 1,................   $        54,050      $         56,018      $       75,402


Additions
  New mortgage loans.................               -                   1,400                  32
  Compounding of interest............               -                     -                   369
  Funding on existing loans..........             3,295                   600                 609


Deductions
  Collections of principal...........             1,590                (2,446)             (1,332)
  Settlement of term loan obligation
    in exchange for receivable
    participation....................               -                     -                (9,940)
  Transfer in settlement with
    insurance company................              (816)                  -                   -
  Write-off of principal.............               -                  (1,522)               (679)
  Foreclosures.......................               -                     -                (8,443)
                                        ---------------      ----------------      --------------



Balance at December 31,..............   $        58,119      $         54,050      $       56,018
                                        ===============      ================      ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                     ______________________________________

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Trust, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Company's By-laws provide for three classes of Directors to serve for staggered three-year terms. The Directors are elected at the annual meeting of stockholders or are appointed by the Company's incumbent Board of Directors and serve until their respective terms expire or until a successor has been elected or appointed.

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

OSCAR W. CASHWELL:  Age 68, Director (Class I) (Affiliated) (since November
1992).

     Executive Vice President (since August 1995), President and Director of Property and Asset Management (January 1994 to August 1995) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (February 1994 to August 1995) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively, "IORI"), and Transcontinental Realty Investors, Inc. ("TCI"); President (February 1994 to August 1995) and Director (March 1994 to August 1995) of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and a company owned by BCM; and Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark Corporation ("Southmark").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Directors (Continued)

DALE A. CRENWELGE:  Age 37, Director (Class III) (Independent) (since December
1994).

     President (since 1989) of Longhorn Consultants Commercial Real Estate Group, Inc. and Crenwelge Commercial Consultants, Inc. real estate marketing and management firms; and Assistant to the President (1985 to 1989) of Thompson Properties, a commercial real estate development, brokerage, management and investment company.

AL GONZALEZ:  Age 59, Director (Class II) (Independent) (since 1989).

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

RYAN T. PHILLIPS:  Age 26, Director (Class III) (Affiliated) (since 1992).

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

Board Meetings and Committees

The Company's Board of Directors held four meetings during 1995. For such year, no incumbent Director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Board Meetings and Committees (Continued)

The Company's Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Gonzalez (Chairman) and Crenwelge. The Audit Committee met once during 1995.

The Company's Board of Directors has a Stock Option Committee to administer its 1987 Stock Option Plan. The function of the Stock Option Committee is, among other things, to determine which persons will be granted options, the number of shares to be covered by the options and the exercise period of the options within the terms of the 1987 Stock Option Plan. The only member of the Stock Option Committee is Mr. Gonzalez. The Stock Option Committee did not meet in 1995.

The Company's Board of Directors does not have nominating or compensation committees.

Executive Officers

The following persons currently serve as executive officers of the Company:
Karl L. Blaha, President; Bruce A.  Endendyk, Executive Vice President; Thomas
A. Holland, Executive Vice President and Chief Financial Officer; and Randall
M. Paulson, Executive Vice President. Their positions with the Company are not subject to a vote of the Company's stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

KARL L. BLAHA: Age 47, President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to September 1993).

     Executive Vice President (since October 1992) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President and Director of Commercial Management (April 1992 to August
     1995) of BCM, SAMI, CMET, IORI and TCI; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Executive Officers (Continued)

BRUCE A. ENDENDYK:  Age 47, Executive Vice President (since January 1995).

     President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, CMET, IORI and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March
     1988) of Coldwell Banker Commercial/Real Estate Services in Houston,
     Texas.

THOMAS A. HOLLAND: Age 53, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

     Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, CMET, IORI and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

RANDALL M. PAULSON:  Age 49, Executive Vice President (since January 1995).

     President (since January 1995) and Executive Vice President (January 1995 to August 1995) of SAMI, CMET, IORI and TCI and (October 1994 to August
     1995) of BCM; Director (since August 1995) of SAMI; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Robert A. Waldman, Senior Vice President, Secretary and General Counsel and Drew D. Potera, Treasurer. Their positions with the Company are not subject to a vote of the Company's stockholders.
Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

ROBERT A. WALDMAN: Age 43, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (since December
     1993) of CMET, IORI and TCI; Vice President (December 1990 to February
     1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas) and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

DREW D. POTERA: Age 36, Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991).

     Treasurer (since December 1990) of CMET, IORI and TCI; Treasurer (December 1990 to February 1994) of NIRT and VPT; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934
(Continued)

of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1995. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as advisor to the Company since February 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, who served as Chairman of the Board and a Director of the Company until November 16, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. Mr. Cashwell, a Director of the Company, serves as Executive Vice President of BCM. Mr. Paulson, an Executive Officer of the Company, also serves as President of BCM, SAMI, CMET, IORI and TCI and as a director of SAMI. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 15, 1996, BCM owned 2,465,930 shares of the Company's Common Stock, approximately 42% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $1.00 per share.

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

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

Pursuant to the Advisory Agreement, BCM serves as the loan administration/ servicing agent for the Company, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days' notice, under which BCM services most of the Company's mortgage notes and receives as compensation a monthly fee of 0.125% of the month-end outstanding principal balances of the mortgage loans serviced.

Situations may develop in which the interests of the Company are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for the Company, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including CMET, IORI and TCI. BCM also performs certain administrative services for NRLP and NOLP, the operating partnership of NRLP, on behalf of NRLP's and NOLP's general partner, SAMLP. The Advisory Agreement provides that BCM may also serve as advisor to other entities. As advisor, BCM is a fiduciary of the Company's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

The directors and principal officers of BCM are set forth below:

MICKEY N. PHILLIPS:        Director

RYAN T. PHILLIPS:          Director

RANDALL M. PAULSON:        President

MARK W. BRANIGAN:          Executive Vice President

OSCAR W. CASHWELL:         Executive Vice President

BRUCE A. ENDENDYK:         Executive Vice President

THOMAS A. HOLLAND:         Executive Vice President and Chief Financial
                           Officer

COOPER B. STUART:          Executive Vice President

CLIFFORD C. TOWNS, JR.:    Executive Vice President, Finance

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

The Advisor (Continued)

ROBERT A. WALDMAN:         Senior Vice President, Secretary and General
                           Counsel

DREW D. POTERA:            Vice President, Treasurer and Securities
                           Manager

Mickey N. Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, one of its office buildings and the Denver Merchandise Mart to Carmel Realty, which is company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Carmel, Ltd.

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

The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. The Company compensates such Independent Directors at a rate of $5,000 per year, plus $500 per Board of Directors meeting attended and $300 per Audit Committee meeting attended. During 1995, $25,350 was paid to Independent Directors in total Directors' fees for all meetings as follows: Dale A. Crenwelge, $7,500; Al Gonzalez, $7,300; Ryan T. Phillips, $5,750; and G. Wayne Watts, $4,800.

In July 1987, the Company's Board of Directors, including all of the Independent Directors, approved the Company's 1987 Stock Option Plan (the "Plan"). The Plan was approved by the Company's Stockholders at the Company's annual meeting of stockholders held on June 8, 1988. The Plan was intended principally as an incentive for, and as a means of encouraging ownership of the Company's Common Stock by, eligible persons, including certain Directors and officers of the Company. Options may be granted either as incentive stock options (which qualify for certain favorable tax treatment), or as non-qualified stock options. Incentive stock options can not be granted to, among others, persons who are not employees of the Company, or to persons who fail to satisfy certain criteria concerning ownership of less than 10% of the Company's shares of Common Stock. The Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of the Company. The exercise price per share of an option can not be less than 100% of the fair market value per share on the date of grant. The Company receives no consideration for the grant of an option. As of March 15, 1996, there were no stock options outstanding under the Plan.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1990 in shares of the Company's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.



                                          1990         1991           1992         1993        1994         1995
  THE COMPANY                                 100            95           114         220         236           268

  DJ EQUITY INDEX                             100           132           145         158         159           221

  DJ REAL ESTATE INDEX                        100           112           101         118         112           139

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 15, 1996.


                                                             Amount and Nature of                  Percent of
Name and Address of Beneficial Owner                         Beneficial Ownership                   Class (1)
- ------------------------------------                        ----------------------                  ----------
Basic Capital Management, Inc.                                    2,465,930                               42.1%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Davister Corp./Nanook Partners, L.P.                                834,718                               14.2%
10670 N. Central Expressway
Suite 640
Dallas, TX  75231

Rosedale Equities, Inc.                                             762,352                               13.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Continental Mortgage and Equity
  Trust                                                             409,044                                7.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                                  2,515,096    (2)(3)                     42.9%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

_________________________

(1) Percentages are based upon 5,858,238 shares outstanding as of March 15, 1996.

(2) Includes 2,465,930 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Mr. Phillips disclaims beneficial ownership of such shares.

(3) Includes 49,166 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 15, 1996.

                                                                         Number of
                                                                    Shares Beneficially              Percent of
Name of Beneficial Owner                                Owned                                        Class (1)
- ------------------------                   --------------------------------                          ----------
All Directors and                                    3,785,740     (2)(3)                                 64.0%
Executive Officers as a                                            (4)(5)(6)
group (8 persons)

___________________________
(1) Percentage is based upon 5,858,328 shares outstanding as of March 15, 1996.

(2) Includes 409,044 shares owned by CMET over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of CMET. Also includes 97,866 shares owned by NOLP over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of SAMI, the managing general partner of SAMLP, the general partner of NOLP. The executive officers of the Company disclaim beneficial ownership of such shares.

(3) Includes 2,465,930 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Mr. Phillips disclaim beneficial ownership of such shares.

(4) Includes 49,166 shares owned by Gene E. Phillips' Children's Trust, of which Ryan T. Phillips is a beneficiary.

(5) Includes 1,216 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power and an additional 166 shares held by Mr. Holland in an individual retirement account.

(6) Includes 762,352 shares issued to Rosedale Equities, Inc., a wholly-owned subsidiary of the Company. Such shares are pledged as additional collateral for loans to the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

The By-laws of the Company as amended, provide, in accordance with Georgia law, that no contract or transaction between the Company and one

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS or more of its Directors or officers, or between the Company and any other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for that reason, or solely because the Director or officer is present at or participates in the meeting of the Company's Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her votes are counted for such purpose, if one or more of the following three conditions are met: (i) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the Company's Board of Directors or the committee, and Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors constitute less than a quorum; (ii) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by vote of such stockholders; or (iii) the contract or transaction is fair to the Company as of the time it is authorized, approved or ratified by the Company's Board of Directors, a committee thereof, or the stockholders.

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

The Company expects to enter into future transactions with entities the officers, trustees, directors or stockholders of which are also officers, Directors or stockholders of the Company, if such transactions would be beneficial to the operations of the Company and consistent with the Company's then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

The Company does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by the Company.

Certain Business Relationships

BCM, the Company's advisor, is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, a trustee of which is Ryan T. Phillips. Ryan T. Phillips is the son of

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

Gene E. Phillips, and serves as a Director of the Company and also as director of BCM.

Mr. Paulson is the President of CMET, IORI and TCI, and owes fiduciary duties to such entities as well as to BCM under applicable law. CMET, IORI and TCI have the same relationship with BCM as does the Company. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Gene E. Phillips is a general partner of SAMLP, NRLP's and NOLP's general partner, and is director and Chief Executive Officer of SAMLP's managing general partner, SAMI. Mr. Paulson serves as President and a director of SAMI. BCM is the sole shareholder of SAMI. The Company owns a 76.8% limited partner interest in SAMLP.

In February 1995, Davister Corp., a general partner of Nanook Partners, L.P., which owns in excess of 14% of the outstanding shares of the Company's Common Stock, funded two loans each in the amount of $100,000 to Al Gonzalez, a director of the Company. One note is dated February 14, 1995 and the second note is dated February 28, 1995. Both notes were unsecured, accrued interest at 12% per annum and both matured 120 days from the date of their respective originations. Both notes were paid in full December 4, 1995.

In October 1995, Nevada Sea Investments, Inc., an affiliate of BCM, advanced $100,000 to Mr. Gonzalez and agreed to fund Mr. Gonzalez' obligation under a $400,000 promissory note relating to his purchase of the common stock of AGE Refining, Inc. ("AGE"). In consideration of this funding, Nevada Sea Investments, Inc. received ownership of 49% of the common stock of AGE and Mr. Gonzalez retained 51% of the common stock of AGE. Mr. Gonzalez is President of AGE.

In March 1994, an entity affiliated with Ryan Phillips, a Director of the Company, advanced BCM $893,000 on an unsecured demand note. The note bears interest at 10% per annum with interest only payable monthly. During 1995, BCM made several principal reduction payments. The principal balance of the loan was $361,000 at December 31, 1995.

In February 1996, BCM advanced an entity affiliated with Ryan Phillips $986,000 on an unsecured demand note. The note bears interest at 10% per annum with interest only payable monthly.

Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, a company of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, one of its office buildings and Denver Merchandise Mart to Carmel Realty, which is a company owned by SWI.

Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

The Company owns an equity interest in each of CMET, IORI, TCI, NRLP and SAMLP. In addition, CMET and NRLP own an equity interest in the Company and SAMLP owns an equity interest in TCI. See ITEM 1. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Related Party Transactions

In January 1992, the Company entered into a partnership agreement with an entity affiliated with Donald C. Carter, a private investor, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The Company paid $717,000 in cash for its 50% general partner interest. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1994, 60 of the lots were sold and during 1995 an additional 42 lots were sold and at December 31, 1995, 155 lots remained to be sold. Through December 31, 1995, Mr. Carter had received $226,000 in return of capital distributions and $120,000 in profit distributions from the partnership.

In June 1992, the Company obtained a $3.3 million loan from Mr. Carter. The note was collateralized by an assignment of the Company's interest in a partnership which owns residential lots in Fort Worth, Texas and the Company's interest in undeveloped land in downtown Atlanta, Georgia. The loan also provided for Mr. Carter's participation in the proceeds from either the sale or refinancing of the Company's land in Atlanta, Georgia. Mr. Carter also had the right to put his participation to the Company in exchange for a payment of $623,000. On December 2, 1993, Mr. Carter exercised his put which required full payment by the Company by January 2, 1996. The put was paid in full in May 1995 and the note was paid off at its May 11, 1995 maturity.

In 1995, the Company paid BCM and its affiliates $1.2 million in advisory and mortgage servicing fees, $905,000 in real estate brokerage commissions, $95,000 in loan arrangement fees and $1.2 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $516,000 in 1995.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
              FORM 8-K

(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1995 and 1994

Consolidated Statements of Operations -
   Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV  - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3. Incorporated Financial Statements

Consolidated Financial Statements of National Realty, L.P. (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1995).

Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1995).

Consolidated Financial Statements of Income Opportunity Realty Trust (Incorporated by reference to Item 8 of Income Opportunity Realty Trust's Annual Report on Form 10-K for the year ended December 31, 1995).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

4. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                            Description
- -------   --------------------------------------------------------------------

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

10.0 1987 Stock Option Plan (Incorporated by reference to Appendix E to Proxy Statement/Prospectus filed as part of Registration Statement No. 33-19636 on Form S-4).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                           Description
- -------   --------------------------------------------------------------------

10.1 Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of October 4, 1989 (Incorporated by reference to Exhibit No.
          10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

10.2 Amendment No. 1 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of December 5, 1989 (Incorporated by reference to Exhibit No. 10.17 to the Registrant's Registration Statement No. 33-19920 on Form S-11).

10.3 Amendment No. 2 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated August 1, 1990 (Incorporated by reference to Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

10.4 Loan Servicing Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of October 4, 1989 (Incorporated by reference to Exhibit No. 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

21.0      Subsidiaries of the Registrant, filed herewith.

27.0      Financial Data Schedule, filed herewith.


(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN REALTY TRUST, INC.


Dated:      March 30, 1996                            By:    /s/ Karl L. Blaha
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


By:    /s/ Oscar W. Cashwell                          By:    /s/ Al Gonzalez
   -----------------------------                         ---------------------------------
    Oscar W. Cashwell                                       Al Gonzalez
    Director                                                Director


By:    /s/ Dale A. Crenwelge                          By:    /s/ Ryan T. Phillips
   -----------------------------                         ---------------------------------
    Dale A. Crenwelge                                       Ryan T. Phillips
    Director                                                Director


By:    /s/ Thomas A. Holland
   ---------------------------------
    Thomas A. Holland
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
     Accounting Officer)


Dated:      March 30, 1996
      ----------------------------

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      FOR THE YEAR ENDED DECEMBER 31, 1995



Exhibit                                                        Page
Number                Description                             Number
- -------     -----------------------------                     ------
 21.0       Subsidiaries of Registrant.                        101

 27.0       Financial Data Schedule.                           102
