Form 10-Q
period 1996-03-31
AMERICAN REALTY TRUST INC ET AL
filed 1996-05-15
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31,1996
                                           -------------

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
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                    6,740,328
- ----------------------------         -------------------------------
          (Class)                    (Outstanding at April 30, 1996)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                               March 31,           December 31,
                                                                                 1996                  1995
                                                                           ---------------       --------------
                                                                                  (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..........................................                       $        51,530       $       51,840
Nonperforming, nonaccruing..........................                                 1,827                1,827
                                                                           ---------------       --------------
                                                                                    53,357               53,667
Less - allowance for estimated losses...............                                (3,926)              (3,926)
                                                                           ---------------       --------------
                                                                                    49,431               49,741
Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1996 and 1995)............                                32,314               32,627
Less - allowance for estimated losses...............                                (3,328)              (3,328)
                                                                           ---------------       --------------
                                                                                    28,986               29,299
Real estate held for investment, net of accumulated
  depreciation ($2,982 in 1996 and $2,646 in 1995)..                                30,061               30,125
Marketable equity securities, at market value.......                                 1,831                2,093
Cash and cash equivalents...........................                                   326                1,054
Investments in real estate entities.................                                41,344               41,072
  Other assets......................................                                 4,601                8,649
                                                                           ---------------       --------------

                                                                           $       156,580       $      162,033
                                                                           ===============       ==============



      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                               March 31,           December 31,
                                                                                 1996                  1995
                                                                            ---------------      ---------------
                                                                                  (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................                        $        62,311       $       61,163
Margin borrowings..................................                                 31,983               34,017
Accounts payable and other liabilities (including
  $1,586 in 1996 and $4,584 in 1995 to affiliate)..                                  8,346               12,698
                                                                           ---------------       --------------
                                                                                   102,640              107,878

Minority interest..................................                                  1,097                1,097

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  5,858,328 shares in 1996 and 1995................                                     59                   59
Paid-in capital....................................                                 66,719               66,719
Accumulated (deficit)..............................                                (13,935)             (13,720)
                                                                           ---------------       --------------
                                                                                    52,843               53,058
                                                                           ---------------       --------------
                                                                           $       156,580       $      162,033
                                                                           ===============       ==============


      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                           -------------------------------------
                                                                                 1996                  1995
                                                                           ---------------       ---------------
                                                                                  (dollars in thousands,
                                                                                     except per share)
Income
  Rents..........................................                          $         5,310       $        5,407
  Interest ......................................                                    1,138                1,323
  Other..........................................                                      342                 (650)
                                                                           ---------------       --------------
                                                                                     6,790                6,080
Expenses
  Property operations............................                                    3,710                3,879
  Interest.......................................                                    3,146                1,757
  Advisory and servicing fees to affiliate.......                                      320                  304
  General and administrative.....................                                      642                  560
  Depreciation and amortization..................                                      437                  440
  Equity in losses of investees..................                                      890                1,260
                                                                           ---------------       --------------
                                                                                     9,145                8,200
                                                                           ---------------       --------------
(Loss) before gain on sale of real estate and
  extraordinary gain.............................                                   (2,355)              (2,120)
Gain on sale of real estate......................                                    2,127                  924
Extraordinary gain...............................                                       13                  315
                                                                           ---------------       --------------
Net (loss).......................................                          $          (215)      $         (881)
                                                                           ===============       ==============
Earnings per share
  (Loss) before extraordinary gain...............                          $          (.04)      $         (.20)
  Extraordinary gain.............................                                     -                     .05
                                                                           ---------------       --------------
  Net (loss).....................................                          $          (.04)      $         (.15)
                                                                           ===============       ==============
Weighted average Common shares used in computing
  earnings per share.............................                                5,858,328            5,858,328
                                                                           ===============       ==============

      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1996





                                       Common Stock
                               ----------------------------        Paid-in         Accumulated        Stockholders'
                                  Shares          Amount           Capital           (Deficit)           Equity
                               -----------     ------------     --------------    --------------    ---------------
                                                           (dollars in thousands)
Balance,
  January 1, 1996........        5,858,328     $          59    $      66,719     $      (13,720)   $       53,058

  Net (loss).............              -                 -                -                 (215)             (215)
                              ------------     -------------    -------------     --------------    --------------

Balance, March 31, 1996..        5,858,328     $          59    $      66,719     $      (13,935)   $       52,843
                              ============     =============    =============     ==============    ==============

      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                            ------------------------------------
                                                                                 1996                  1995
                                                                            --------------       ---------------
                                                                                     (dollars in thousands)
Cash Flows From Operating Activities
     Rents collected...................................                    $         5,384       $        5,996
     Interest and dividends collected..................                              1,123                1,512
     Distributions received from equity investees'
         operating cash flow...........................                              3,986                  421
     Payments for property operations..................                             (4,942)              (4,733)
     Interest paid.....................................                             (2,438)              (1,562)
     Advisory and servicing fees paid to affiliate.....                               (320)                (304)
     General and administrative expenses paid..........                               (672)                (651)
         Other.........................................                                207                   (5)
                                                                           ---------------       --------------
         Net cash provided by operating activities.....                              2,328                  674

Cash Flows From Investing Activities
     Collections on notes receivable...................                                261                  958
     Proceeds from sale of real estate.................                                891                9,668
     Proceeds from sale of marketable equity
         securities....................................                              8,830                  570
     Purchase of marketable equity securities..........                             (7,939)              (6,302)
         Investment in real estate entities............                               (210)              (2,214)
     Real estate improvements..........................                               (273)                (652)
                                                                           ---------------       --------------
         Net cash provided by investing activities.....                              1,560                2,028

Cash Flows From Financing Activities
     Proceeds from notes payable.......................                             12,000                  -
     Payments on notes payable.........................                            (10,912)              (8,003)
     Deferred borrowing costs..........................                               (672)                 -
     Net repayment of advances from affiliates.........                             (2,998)                (507)
     Margin borrowings (repayments), net...............                             (2,034)               6,093
                                                                           ---------------       --------------
         Net cash (used in) financing activities.......                             (4,616)              (2,417)

         Net increase (decrease) in cash and cash
            equivalents................................                               (728)                 285

Cash and cash equivalents, beginning of period.........                              1,054                  193
                                                                           ---------------       --------------
Cash and cash equivalents, end of period...............                    $           326       $          478
                                                                           ===============       ==============


      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                            -------------------------------------
                                                                                  1996                  1995
                                                                            ---------------       ----------------
                                                                                     (dollars in thousands)
Reconciliation of net (loss) to net cash provided
  by operating activities

  Net (loss)..........................................                     $          (215)      $         (881)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities
     Extraordinary gain...............................                                 (13)                (315)
     Depreciation and amortization....................                                 437                  440
     Gain on sale of real estate......................                              (2,127)                (924)
     Distributions from equity investees' operating
           cash flow..................................                               3,986                  421
     Equity in losses of investees....................                                 890                1,260
     Unrealized loss (gain) on marketable equity
           securities.................................                                (629)                 996
     (Increase) decrease in accrued interest
           receivable.................................                                  49                  (81)
     Decrease in other assets.........................                                 536                  511
     Increase in accrued interest payable.............                                  60                   83
     (Decrease) in accounts payable and
           other liabilities..........................                                (902)                (931)
     Other............................................                                 256                   95
                                                                           ---------------       --------------
           Net cash provided by operating activities..                     $         2,328       $          674
                                                                           ===============       ==============

      The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

Shares and per share data have been restated for the two for one forward share split effected January 2, 1996.

NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P.

The Company owns 76.8% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP.

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

The settlement agreement provides for the resignation and replacement of SAMLP as general partner if the unit price targets are not met for two consecutive anniversary dates. NRLP did not meet the unit price targets for the first and second anniversary dates. On July 8, 1992, SAMLP

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

notified the NRLP oversight committee of the failure of NRLP to meet the unit price targets for two successive years and that it expects to resign as general partner of NRLP and NOLP.

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $36.2 million at March 31, 1996, before reduction for the principal balance ($4.2 million at March 31, 1996) and accrued interest ($5.4 million at March 31, 1996) on the note receivable from SAMLP for its original capital contribution to the partnership.

In January 1995, NRLP, SAMLP and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP and for the resolution of all related matters under the class action settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the amended and restated Implementation Agreement, SAMLP shall receive $12,471,500 from NRLP. This amount represents a compromise settlement of the net amounts owed by NRLP to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP and its affiliates may owe to NRLP. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

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

Upon approval by NRLP's unitholders, SAMLP shall resign as general partner of NRLP and NOLP and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the fourth quarter of 1996.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

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

NOTE 3.      NOTES AND INTEREST RECEIVABLE

In February 1996, the Company refinanced the $7.8 million of debt collateralized by a mortgage note receivable with a balance of $18.4 million at March 31, 1996, which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt, payment of closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by land in Las Colinas, in exchange for that lender's release of its participation interest in the note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000 and matures February 6, 1998. The Company paid Basic Capital Management, Inc. ("BCM"), the Company's advisor, a mortgage brokerage and equity refinancing fee of $120,000 based upon the $12.0 million refinancing.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lien holder accepting as partial payment a $22.0 million wraparound mortgage note receivable. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at March 31, 1996 and the principal balance of the underlying liens totaled $3.1 million at such date.

In April 1996, the underlying liens relating to this wraparound mortgage note receivable were refinanced for $16.8 million. The Company received net cash of $11.2 million after the payoff of the two underlying liens then totaling $2.9 million, the payment of various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by land in Las Colinas, Texas, in exchange for that lender's release of its participation interest in the wraparound note receivable. The new loan bears interest at 16.5% per annum, requires monthly interest only payments at a rate of 12.5% with the remaining 4% being deferred and added to principal. The loan matures April 16, 1998. The Company paid BCM a mortgage brokerage and equity refinancing fee of $168,000 based upon the $16.8 million refinancing.

At March 31, 1996, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The borrower had failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings, as

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.      NOTES AND INTEREST RECEIVABLE (Continued)

well as actions against the guarantors of the note. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment with the monthly interest, quarterly principal payments and all other terms remaining the same. The Company received $43,000 of the required principal reduction payment in 1995 and received the remaining $25,000 in March 1996 as well as the required first quarter principal payment. The principal balance of the note was $229,000 at March 31, 1996 and the note is now performing in accordance with its terms.

NOTE 4.      REAL ESTATE

In March 1996, the Company sold 2.3 acres of the 74.9 acre Las Colinas land parcel for $961,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $891,000 to pay down the term loan, $400,000 being applied to pay off the remaining balance owing on the $3.0 million principal payment due March 31, 1996, with the remaining $491,000 being applied against the principal payment of $1.5 million due in May 1996. The Company recognized a gain of $538,000 on the sale.

In October 1995, the Company purchased an additional 92.6 acre tract of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. The first phase is scheduled to close on or before May 1996 but may be extended to July 1996, and the second phase is to close on or before December 1996.

In April 1996, the Company issued 250,000 shares of common stock to ND Investments, Inc., a wholly-owned subsidiary of the Company, which pledged the shares as additional collateral for the loan secured by the 92.6 acres of partially developed land in Las Colinas, Texas.

NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at March 31, 1996, includes
(i) equity securities of three publicly traded real estate investment trusts (collectively the "Trusts"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 76.8% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the Trusts, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company accounts for its investment in the Trusts, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the Trusts and NRLP are pledged as collateral for borrowings. See NOTE 7. "NOTES AND INTEREST PAYABLE."

The Company's investment in real estate entities, accounted for using the equity method, at March 31, 1996 was as follows:

                                                                          Equivalent
                 Percentage                  Carrying                      Investee
              of the Company's               Value of                     Book Value               Market Value
                Ownership at               Investment at                      at                 of Investment at
Investee      March 31, 1996              March 31, 1996                March 31, 1996            March 31, 1996
- --------    ------------------          ------------------            ------------------        ------------------
NRLP               52.1%                    $      12,329              $           *               $      35,075
CMET               38.4                            12,545                     28,800                      15,681
IORI               26.6                             2,684                      6,087                       3,974
TCI                28.5                             9,950                     17,827                      11,460
                                            -------------                                          -------------
                                                   37,508                                          $      66,190
                                                                                                   =============
General partner interest in
          NRLP and NOLP                              7,232
Other                                              (3,396)
                                            -------------
                                            $      41,344
                                            =============

- --------------------

* At March 31, 1996, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1995, was $161.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the Trusts and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1996.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Set forth below is summarized combined results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1996:

               Revenues....................................................    $   52,398
               Equity in (loss) of Partnerships............................           (21)
               Property operating expenses.................................       (34,203)
               Depreciation................................................        (5,977)
               Interest expense............................................       (15,604)
               Gain on sale of real estate.................................         3,095
               Extraordinary gain..........................................            48
                                                                               ----------
               Net (loss)..................................................    $     (264)
                                                                               ==========

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed regular quarterly distributions, NRLP in the fourth quarter of 1993 and TCI in the fourth quarter of 1995. In the first three months of 1996, the Company received aggregate distributions of $4.0 million from the Trusts and NRLP.

In the first three months of 1996, the Company purchased a total of $210,000 of equity securities of the Trusts and NRLP.

IORI was scheduled to begin liquidation of its assets prior to October 24, 1996. However, on March 15, 1996, IORI's stockholders approved a proposal to convert IORI from a finite life business trust to a perpetual life corporation.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1995, 145 residential lots had been sold. In the first three months of 1996 an additional 21 lots were sold. At March 31, 1996, 121 lots remained to be sold.

NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. In the first three months of 1996, the Company purchased $7.9 million and sold $8.8 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1996, the Company recognized an unrealized increase in the market value of its

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

trading portfolio securities of $629,000. Also in the first three months of 1996, the Company realized a net loss of $348,000 from the sale of trading portfolio securities and received $10,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.   NOTES AND INTEREST PAYABLE

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the Trusts, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $32.8 million at March 31, 1996.

NOTE 8.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three months ended March 31, 1996.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 10.    SUBSEQUENT EVENTS

In April 1996, the Company purchased for $10.7 million in cash, 80% of the common stock of an entity formed to acquire 26 operating pizza parlors in various communities in California's San Joaquin Valley.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. which in turn has a 56.25% interest in Campbell Centre I, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly interest only payments and matures April 2000.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.    SUBSEQUENT EVENTS (Continued)

Also in April 1996, the Company refinanced the $5.1 million first and second lien debt related to the Denver Merchandise Mart in Denver, Colorado for $15.0 million. The new loan is secured by a first lien mortgage against the Denver Merchandise Mart and a pledge of 632,000 newly issued shares of the Company's common stock. The Company received net refinancing proceeds of $4.8 million after the payoff of the first and second lien debt totaling $5.1 million, a $3.0 million holdback pending the lender's receipt of the collateral shares, scheduled to be funded to the Company in May 1996, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing. The new loan bears interest at the prime rate plus 2.25%, currently 10.5% per annum, requires monthly principal and interest payments of $142,000 and matures October 31, 1997. The Company paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based upon the $15.0 million refinancing.

                            _______________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provides opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 1996 aggregated $326,000, compared with $1.1 million at December 31, 1995. Although the Company anticipates that during the remainder of 1996 it will generate excess cash flow from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1995, notes payable totaling $26.4 million had scheduled maturities during 1996. Through April 30, 1996 the Company has paid a total of $4.6 million of such debt and refinanced an additional $15.7 million. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $6.1 million debt obligations that mature during the remainder of 1996. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company expects an increase in cash flow from property operations during the remainder of 1996. Such increase is expected to be derived from operations of the Denver Merchandise Mart, the Inn at the Mart and the Oak Tree Village Shopping Center. The Company also expects continued lot sales at its Texas residential subdivisions and substantial sales of the Las Colinas, Texas land to generate additional cash flow. See NOTE 4. "REAL ESTATE."

In October 1995, the Company purchased 92.6 acres of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sale 72.5 of the 92.6 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. The first phase is scheduled to close on or before May 1996 but may be extended to July 1996, and the second phase is to close on or before December 1996.

In March 1996, the Company sold 2.3 acres of the 74.9 acre parcel in Las Colinas, Texas for $961,000 in cash. In accordance with the provisions of the term loan, the Company applied the $891,000 net proceeds of the sale to pay down the term loan.

In April 1996, the Company purchased for $10.7 million 80% of the common stock of an entity formed to acquire 26 operating pizza parlors in various communities in California's San Joaquin Valley.

Also in April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. for $550,000 in cash and a $500,000 four-year note.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, totaling $1.6 million at March 31, 1996, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments in the foreseeable future. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company has received $261,000 in principal payments in the three months ended March 31, 1996, including a $51,000 payoff of a note prior to its scheduled maturity.

Loans Payable. In February 1996, the Company refinanced $7.8 million of debt collateralized by a mortgage note receivable with a balance of $18.4 million which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net cash of $2.3 million after the payoff of the existing debt, payment of closing costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

associated with the refinancing and making a $1.5 million paydown on the term loan secured by land in Las Colinas, Texas in exchange for that lender's release of its participation interest in the note receivable. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

In April 1996, the Company refinanced the first and second lien mortgage debt on its $22.0 million wraparound mortgage note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada for $16.8 million. See NOTE
3. NOTES AND INTEREST RECEIVABLE. The Company received net cash of $11.2 million after the payoff of the two underlying liens totaling $2.9 million, various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by land in Las Colinas, Texas in exchange for that lender's release of its participation interest in the note receivable.

Also in April 1996, the Company refinanced $5.1 million of first and second lien debt secured by the Denver Merchandise Mart for $15.0 million. The Company received net refinancing proceeds of $4.8 million after the payoff of the first and second lien debt, a $3.0 million holdback by the lender pending its receipt of 632,000 newly issued shares of the Company's Common Stock which is scheduled to be funded in May 1996, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the Trusts, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $32.8 million at March 31, 1996.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed quarterly distributions, NRLP in the fourth quarter of 1993 and TCI in the fourth quarter of 1995. The Company received distributions totaling $4.0 million in the first three months of 1996 from the Trusts and NRLP.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable, properties held for sale and periodically, but no less than annually its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when the estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Company's mortgage note receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Commitments and Contingencies

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

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the fourth quarter of 1996.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon election and taking office of the successor general partner, the class action settlement and the NRLP oversight committee shall be terminated. If the successor general partner is not elected, the existing class action settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement shall be voided, including the compromise settlement of amounts owed by SAMLP and NRLP to each other. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Results of Operations

For the three months ended March 31, 1996, the Company reported a net loss of $215,000, compared to a net loss of $881,000 for the three months ended March 31, 1995. The primary factors contributing to the Company's increased net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $1.5 million for the three months ended March 31, 1995 to $1.6 million in 1996.
The increase is principally due to the Company obtaining the Oak Tree Village Shopping Center in November 1995 combined with an increase in the net rental income at the Denver Merchandise Mart due to an increase in rental income and a decrease in operating costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income from mortgage notes receivable decreased from $1.3 million for the three months ended March 31, 1995 to $1.1 million in 1996. The decrease is due to the payoff of a mortgage note receivable in February 1995. Interest income in 1996 is expected to approximate that of 1995.

Equity in losses of investees decreased from a loss of $1.3 million for the three months ended March 31, 1995 to a loss of $860,000 in the comparable period of 1996. The decrease in equity losses is attributable to a decrease in the combined operating losses of the Trusts and NRLP from a combined operating loss of $2.8 million for the three months ended March 31, 1995 to a combined operating loss of $264,000 in 1996. Such improvement is generally attributable to improved occupancy and increased rental rates.

Other income improved from a loss of $650,000 for the three months ended March 31, 1995 to income of $342,000 in 1996. The increase is primarily due to a $629,000 unrealized gain on the Company's trading portfolio securities. See
NOTE 6.  "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased from $1.8 million for the three months ended March 31, 1995 to $3.1 million in 1996. The increase is primarily attributable to debt refinancings and the debt incurred related to the acquisition of two parcels of land and one commercial property subsequent to March 1995. These increases were offset in part by a decrease of $161,000 in interest expense due to the sale of Boulevard Villas Apartments in February 1995.

Depreciation and amortization expense of $437,000 and advisory and mortgage servicing fees of $320,000 for the three months ended March 31, 1996 approximated those in 1995.

General and administrative expenses increased from $560,000 for the three months ended March 31, 1995 to $642,000 in 1996. The increase is primarily attributable to legal fees and travel expenses incurred in 1996 relating to pending acquisitions and refinancings.

In the three months ended March 31, 1996, the Company recognized a $538,000 gain on the sale of 2.3 acres of Las Colinas land. In addition, the Company reported a $1.6 million gain representing the Company's share of the Trust's gain on the sale of real estate. In the three months ended March 31, 1995, the Company recognized a $924,000 gain on the sale of the Boulevard Villas Apartments.

The Company reported a $13,000 extraordinary gain for the three months ended March 31, 1996 representing the Company's share of an equity investee's extraordinary gain from the early payoff of debt compared to $315,000 reported in 1995, also representing the Company's share of an equity investee's extraordinary gain from the early payoff of debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

to be depreciated.  The Company adopted SFAS No. 121 effective January 1, 1996.

The adoption of SFAS had no effect on the Company's reported net loss for the three months ended March 31, 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:


Exhibit
Number                   Description
- -------            -----------------------
 27.0              Financial Data Schedule


(b)   Reports on Form 8-K as follows:

      None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN REALTY TRUST, INC.





Date:       May 15, 1996                   By:  /s/ Karl L. Blaha
     -------------------------                ----------------------------------
                                                Karl L. Blaha
                                                President





Date:       May 15, 1996                   By:  /s/ Thomas A. Holland
     --------------------------               ----------------------------------
                                                Thomas A. Holland
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1996





Exhibit                                                                                Page
Number                         Description                                            Number
- -------     ---------------------------------------------------                       ------
  27.0      Financial Data Schedule                                                    26