Form 10-Q
period 1996-06-30
AMERICAN REALTY TRUST INC ET AL
filed 1996-08-13
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996
                                                            -------------

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


                                 (214) 692-4700
                        --------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     6,740,328
- ----------------------------          -----------------------------
          (Class)                     (Outstanding at July 30, 1996)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,           December 31,
                                                             1996                1995
                                                       ---------------       --------------
                                                              (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..........................................   $        51,385       $       51,840
Nonperforming, nonaccruing..........................             1,827                1,827
                                                       ---------------       --------------
                                                                53,212               53,667

Less - allowance for estimated losses...............            (3,926)              (3,926)
                                                       ---------------       --------------
                                                                49,286               49,741

Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1996 and 1995)............            40,930               32,627

Less - allowance for estimated losses...............            (3,328)              (3,328)
                                                       ---------------       --------------
                                                                37,602               29,299

Real estate held for investment, net of accumulated
  depreciation ($3,344 in 1996 and $2,646 in 1995)..            31,087               30,125

Marketable equity securities, at market value.......             4,605                2,093
Cash and cash equivalents...........................               173                1,054
Investments in equity investees.....................            53,832               41,072
Other assets........................................             7,941                8,649
                                                       ---------------       --------------

                                                       $       184,526       $      162,033
                                                       ===============       ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                             June 30,           December 31,
                                                               1996                 1995
                                                         ---------------       --------------
                                                               (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................      $        91,475       $       61,163
Margin borrowings..................................               31,495               34,017
Accounts payable and other liabilities (including
  $624 in 1996 and $4,584 in 1995 to affiliate)....                8,641               12,698
                                                         ---------------       --------------

                                                                 131,611              107,878


Minority interest..................................                1,097                1,097


Commitments and contingencies


Stockholders' equity
Preferred stock, authorized 20,000,000 shares,
  issued and outstanding
     4,000 shares Series B, 10% cumulative, $2.00
       par value....................................                   8                  -
     15,111 shares Series C, 10% cumulative, $2.00
       par value....................................                  30                  -
Common stock, $.01 par value; authorized
  16,667,000 shares, issued and outstanding
  6,740,328 shares in 1996 and 5,858,328 in 1995....                  67                   59
Paid-in capital.....................................              68,584               66,719
Accumulated (deficit)...............................             (16,871)             (13,720)
                                                         ---------------       --------------

                                                                  51,818               53,058
                                                         ---------------       --------------

                                                         $       184,526       $      162,033
                                                         ===============       ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months                     For the Six Months
                                             Ended June 30,                          Ended June 30,
                                 -----------------------------------     ----------------------------------
                                       1996                1995                1996              1995
                                 ---------------     ---------------     ----------------    --------------
                                                     (dollars in thousands, except per share)
Income
 Rents.......................    $         4,084     $         3,684     $          9,394    $        9,091
 Interest....................              1,135               1,257                2,273             2,580
 Other.......................                127                 611                  469               (39)
                                 ---------------     ---------------     ----------------    --------------
                                           5,346               5,552               12,136            11,632
                                 ---------------     ---------------     ----------------    --------------

Expenses
 Property operations.........              3,856               3,333                7,566             7,212
 Interest....................              3,270               1,999                6,416             3,756
 Advisory and servicing fees
    to affiliate.............                381                 239                  701               543
 General and administrative..                595                 667                1,237             1,227
 Depreciation and
    amortization.............                453                 402                  890               842
 Equity in (losses) of
    real estate investees....              1,530               1,699                2,420             2,959
 Minority interest...........                -                   671                  -                 671
                                 ---------------     ---------------     ----------------    --------------
                                          10,085               9,010               19,230            17,210
                                 ---------------     ---------------     ----------------    --------------

(Loss) before gain on sale of
 real estate and extraordinary
 gain........................             (4,739)             (3,458)              (7,094)           (5,578)
Gain on sale of real estate..              2,348                  24                4,475               948
Extraordinary gain...........                247                  12                  260               327
                                 ---------------     ---------------     ----------------    --------------
Net (loss)...................             (2,144)             (3,422)              (2,359)           (4,303)

Preferred dividend requirement              (17)                -                    (17)              -
                                 ---------------     ---------------     ----------------    --------------
Net (loss) applicable to
 Common shares...............    $        (2,161)    $        (3,422)    $         (2,376)   $       (4,303)
                                 ===============     ===============     ================    ==============


Earnings per share
 (Loss) before extraordinary
    gain.....................    $          (.37)    $          (.59)    $           (.42)   $         (.79)
 Extraordinary gain..........                .04                  -                   .04               .06
                                 ---------------     ---------------     ----------------    --------------

 Net (loss) applicable to
    Common shares............    $          (.33)    $          (.59)    $           (.38)   $         (.73)
                                 ===============     ===============     ================    ==============


Weighted average Common share
 used in computing earnings
 per share...................          6,615,317           5,858,328            6,236,823         5,858,328
                                 ===============     ===============     ================    ==============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996



                                        Series B          Series C
                                       Preferred          Preferred             Common            Paid-in
                                         Stock              Stock               Stock              Capital
                                     -------------       ------------        -----------       --------------
                                                              (dollars in thousands)
Balance, January 1, 1996....         $         -         $        -          $        59       $       66,719

Common stock issued.........                   -                  -                    8                   (8)

Series B Preferred stock
 issued.....................                     8                -                  -                    392

Series C Preferred stock
 issued.....................                   -                   30                -                  1,470

Common stock cash dividend
 ($.10 per share)...........                   -                  -                  -                    -

Redemption of share
 purchase rights ($.015
 per right per share).......                   -                  -                  -                    -

Series B Preferred Stock
 cash dividend distribu-
 tion ($1.46 per share).....                   -                  -                  -                    -

Series C Preferred Stock
 stock dividend.............                   -                  -                  -                     11

Net (loss)..................                   -                  -                  -                    -
                                     -------------       ------------        -----------       --------------

Balance, June 30, 1996......         $           8       $         30        $        67       $       68,584
                                     =============       ============        ===========       ==============



                                          Accumulated         Stockholders'
                                           (Deficit)             Equity
                                       ----------------       ---------------
Balance, January 1, 1996....           $        (13,720)      $        53,058

Common stock issued.........                        -                     -

Series B Preferred stock
 issued.....................                        -                     400

Series C Preferred stock
 issued.....................                        -                   1,500

Common stock cash dividend
 ($.10 per share)...........                       (674)                 (674)

Redemption of share
 purchase rights ($.015
 per right per share).......                       (101)                 (101)

Series B Preferred Stock
 cash dividend distribu-
 tion ($1.46 per share).....                         (6)                   (6)

Series C Preferred Stock
 stock dividend.............                        (11)                  -

Net (loss)..................                     (2,359)               (2,359)
                                       ----------------       ---------------

Balance, June 30, 1996......           $        (16,871)      $        51,818
                                       ================       ===============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months
                                                                                Ended June 30,
                                                                    -------------------------------------
                                                                           1996                 1995
                                                                    ----------------      ---------------
                                                                            (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected.................................                  $          8,677      $         9,437
  Interest and dividends collected................                             2,250                3,054
  Distributions received from equity investees'
     operating cash flow..........................                             5,982                  878
  Payments for property operations................                            (8,209)              (6,702)
  Interest paid...................................                            (3,688)              (3,922)
  Advisory and servicing fees paid to affiliate...                              (701)                (543)
  General and administrative expenses paid........                            (1,274)              (1,284)
  Other...........................................                               (98)                 228
                                                                    ----------------      ---------------
     Net cash provided by operating activities....                             2,939                1,146


Cash Flows From Investing Activities
  Collections on notes receivable.................                               449                1,186
  Funding of notes receivable.....................                              (100)                 -
  Proceeds from sale of real estate...............                             1,951                9,731
  Proceeds from sale of marketable equity
     securities...................................                            17,122                3,061
  Purchases of marketable equity securities.......                           (18,421)              (9,870)
  Investment in equity investees..................                           (13,545)              (5,546)
  Purchases of real estate........................                              (798)             (14,076)
  Earnest money deposits..........................                            (1,865)                 -
  Real estate improvements........................                              (731)              (1,026)
                                                                    ----------------      ---------------
     Net cash (used in) investing activities......                           (15,938)             (16,540)


Cash Flows From Financing Activities
  Proceeds from notes payable.....................                            43,750               23,700
  Payments on notes payable.......................                           (20,050)             (14,401)
  Deferred borrowing costs........................                            (1,735)              (1,200)
  Net repayment of advances from affiliates.......                            (3,960)              (1,059)
  Margin (repayments) borrowings, net.............                            (6,281)               8,592
  Proceeds from issuance of series B preferred
     stock........................................                               400                  -
  Distributions to stockholders...................                                (6)                 -
                                                                    ----------------      ---------------
     Net cash provided by financing activities....                            12,118               15,632

     Net increase (decrease) in cash and cash
       equivalents................................                              (881)                 238

Cash and cash equivalents, beginning of period....                             1,054                  193
                                                                    ----------------      ---------------

Cash and cash equivalents, end of period..........                  $            173      $           431
                                                                    ================      ===============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                           -------------------------------------
                                                                                 1996                 1995
                                                                           ----------------      ---------------
                                                                                    (dollars in thousands)

Reconciliation of net (loss) to net cash provided by operating activities

  Net (loss)........................................                       $         (2,359)     $        (4,303)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities
     Extraordinary gain.............................                                   (260)                (327)
     Depreciation and amortization..................                                    890                  842
     Gain on sale of real estate....................                                 (4,475)                (948)
     Distributions from equity investees' operating
       cash flow....................................                                  5,982                  878
     Equity in losses of investees..................                                  2,420                2,959
     Unrealized (gain) loss on marketable equity
       securities...................................                                   (663)                 899
     Decrease in accrued interest receivable........                                     11                  266
     Decrease in other assets.......................                                  1,882                  631
     Increase (decrease) in accrued interest
       payable......................................                                    219                 (260)
     Increase (decrease) in accounts payable and
       other liabilities............................                                   (843)                 414
     Other..........................................                                    135                   95
                                                                           ----------------      ---------------

       Net cash provided by operating activities....                       $          2,939      $         1,146
                                                                           ================      ===============

Schedule of noncash investing activities

  Issuance of 15,000 shares of Series B Preferred
     Stock with an aggregate liquidation value of
     $1.5 million...................................                       $          1,500      $           -





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $36.2 million at June 30, 1996, before reduction for the principal balance ($4.2 million at June 30, 1996) and accrued interest ($5.7 million at June 30, 1996) on the note receivable from SAMLP for its original capital contribution to the partnership.

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

NOTE 3.      NOTES AND INTEREST RECEIVABLE

In February 1996, the Company refinanced the $7.8 million of debt collateralized by a mortgage note receivable with a balance of $18.4 million at June 30, 1996, which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt, payment of closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by land in Las Colinas, in exchange for that lender's release of its participation interest in the note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000 and matures February 6, 1998. The Company paid Basic Capital Management, Inc. ("BCM"), the Company's advisor, a mortgage brokerage and equity refinancing fee of $120,000 based upon the $12.0 million refinancing.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lien holder accepting as partial payment a $22.0 million wraparound mortgage note receivable. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at June 30, 1996.

In April 1996, the underlying liens relating to this wraparound mortgage note receivable were refinanced for $16.8 million. The Company received net cash of $11.2 million after the payoff of the two underlying liens then totaling $2.9 million, the payment of various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by land in Las Colinas, Texas, in exchange for that lender's release of its participation interest in the wraparound note receivable. Such paydown was credited against the term loan payments that would have otherwise been due in May and November 1996. The new loan bears interest at 16.5% per annum, requires monthly interest only payments at a rate of 12.5% with the remaining 4% being deferred and added to principal. The loan matures April 16, 1998. The Company paid BCM a mortgage brokerage and equity refinancing fee of $168,000 based upon the $16.8 million refinancing.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.      NOTES AND INTEREST RECEIVABLE (Continued)

At June 30, 1996, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The borrower had failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings, as well as actions against the guarantors of the note. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment with the monthly interest, quarterly principal payments and all other terms remaining the same. The Company received $43,000 of the required principal reduction payment in 1995 and received the remaining $25,000 in 1996 as well as the required first and second quarterly principal reduction payments totaling $50,000. The principal balance of the note was $204,000 at June 30, 1996 and the note is now performing in accordance with its terms.

In May 1996, the Company funded a $100,000 second lien mortgage secured by a single family residence in Oklahoma City, Oklahoma. The mortgage note receivable bears interest at 10% per annum with the principal and accrued but unpaid interest being payable in a single installment on demand. The mortgage note receivable matures June 1, 1998.

NOTE 4.      REAL ESTATE

In March 1996, the Company sold 2.3 acres of the 74.9 acre Las Colinas land parcel for $961,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $891,000, to pay down the term loan, $400,000 being applied to pay off the remaining balance owing on the $3.0 million principal payment due March 31, 1996, with the remaining $491,000 being applied against the principal payment of $1.5 million otherwise due in May 1996. The Company recognized a gain of $538,000 on the sale.

In October 1995, the Company purchased an additional 92.6 acre tract of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. The first phase was scheduled to close on or before May 1996 but was extended to July 1996, and the second phase is to close on or before December 1996. See NOTE 11. "SUBSEQUENT EVENTS."

In May 1996, the Company sold an additional 2.3 acres of the 74.9 acre Las Colinas land parcel for $941,000 in cash. The Company applied the net proceeds of the sale of $864,000 to paydown the term loan secured by such parcel in accordance with provisions of the loan. The net proceeds were applied toward the $3.0 million principal payment otherwise due in November 1996. The Company recognized a gain of $538,000 on the sale. At June 30, 1996, 63.4 acres remained to be sold.

Also in May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas for $266,000 in cash.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

In June 1996, the Company purchased 442 acres of partially developed land in Denver, Colorado for $8.5 million. In connection with the acquisition, the Company obtained purchase money financing for $7.5 million and issued 15,000 shares of the Company's Series C 10% cumulative preferred stock with an aggregate liquidation value of $1.5 million. See NOTE 9. "PREFERRED STOCK." The excess financing proceeds of $500,000 were applied to the various closing costs associated with the acquisition in addition to $272,000 of such costs which the Company paid in cash. The new loan bears interest at 15% per annum, requires monthly interest only payments at a rate of 12% with the remaining 3% being deferred and added to the principal of the loan. The principal balance, accrued and unpaid interest and a $600,000 "maturity fee" is due at maturity on June 1, 1998. The Company paid a real estate brokerage commission of $255,000 to Carmel Realty, Inc., an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $8.5 million purchase price.

Also in June 1996, the Company sold for $120,000 in cash a tract of land in Midland, Michigan that was leased under a long-term land lease. The Company recognized a gain of $44,000 on the sale.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1995, 176 of the residential lots had been sold. During 1996, 8 additional lots have been sold for an aggregate gain of $10,000. At June 30, 1996, 14 lots remained to be sold.

NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at June 30, 1996, includes (i) equity securities of three publicly traded real estate investment trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 76.8% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 7. "NOTES AND INTEREST PAYABLE."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1996 was as follows:

                                                                           Equivalent
                 Percentage                    Carrying                     Investee
              of the Company's                 Value of                    Book Value               Market Value
                Ownership at                Investment at                      at                 of Investment at
Investee       June 30, 1996                June 30, 1996                 June 30, 1996            June 30, 1996
- --------       -------------                -------------                 -------------            -------------
NRLP                 52.2%                  $       10,838             $           *               $      36,004
CMET                 38.9                           13,971                    30,503                      16,301
IORI                 27.5                            2,706                     6,272                       4,305
TCI                  29.1                            8,818                    25,214                      11,823
                                            --------------                                         -------------
                                                    36,333                                         $      68,433
                                                                                                   =============
General partner interest in
  NRLP and NOLP                                      7,130
Other equity investees                              10,369
                                            --------------
                                            $       53,832
                                            ==============

___________________

* At June 30, 1996, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1995, was $161.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1996.

Set forth below is summarized combined results of operations for the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1996:

     Revenues....................................................    $     105,153
     Equity in (loss) of Partnerships............................             (297)
     Property operating expenses.................................          (68,710)
     Depreciation................................................          (11,959)
     Interest expense............................................          (31,497)
     Provision for losses........................................           (1,579)
     Gain on sale of real estate.................................            7,819
     Extraordinary gain..........................................              711
                                                                     -------------
     Net (loss)..................................................    $        (359)
                                                                     =============

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed regular quarterly distributions. NRLP resumed distributions in the fourth quarter of 1993 and TCI resumed distributions in the fourth quarter of 1995. In the first six months of 1996, the Company received aggregate distributions of $6.0 million from the REITs and NRLP.

In the first six months of 1996, the Company purchased a total of $660,000 of equity securities of the REITs and NRLP.

IORI was scheduled to begin liquidation of its assets prior to October 24, 1996. However, on March 15, 1996, IORI's stockholders approved a proposal to convert IORI from a finite life business trust to a perpetual life corporation.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. which in turn has a 56.25% interest in Campbell Centre I, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly interest only payments commencing in April 1997 and matures April 2000.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1995, 145 residential lots had been sold. In the first six months of 1996 an additional 38 lots were sold. At June 30, 1996, 117 lots remained to be sold. Through June 30, 1996, each partner had received $117,000 in return of capital distributions and $146,000 in profit distributions from the partnership.

NOTE 6.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first six months of 1996, the Company purchased $18.4 million and sold $17.1 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 1996, the Company recognized an unrealized increase in the market value of its trading portfolio securities of $663,000. Also in the first six months of 1996, the Company realized a net loss of $660,000 from the sale of trading portfolio securities and received $45,000 in

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.      NOTES AND INTEREST PAYABLE

In April 1996, the Company refinanced the $5.1 million first and second lien debt related to the Denver Merchandise Mart in Denver, Colorado for $15.0 million. The new loan is secured by a first lien mortgage against the Denver Merchandise Mart and a pledge of 632,000 newly issued shares of the Company's common stock. See NOTE 8. "COMMON STOCK." The Company received net refinancing proceeds of $4.8 million after the payoff of the first and second lien debt totaling $5.1 million, a $3.0 million holdback pending the lender's receipt of the collateral shares, which was funded to the Company in May 1996, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing. The new loan bears interest at the prime rate plus 2.25%, currently 10.5% per annum, requires monthly principal and interest payments of $142,000 and matures October 31, 1997. The Company paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based upon the $15.0 million refinancing.

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowings totaled $31.5 million at June 30, 1996.

NOTE 8.      COMMON STOCK

At June 30, 1996 and December 31, 1995, there were authorized 16,667,000 shares of common stock, par value $.01 per share, of which 6,740,328 and 5,858,328 shares were outstanding at the respective dates. The increase in common shares outstanding is described below.

In April 1996, the Company issued 250,000 shares of common stock to ND Investments, Inc., a wholly-owned subsidiary of the Company, which pledged the shares as additional collateral for the loan secured by the 92.6 acres of partially developed land in Las Colinas, Texas. See NOTE 4. "REAL ESTATE."

Also in April 1996, the Company issued 632,000 shares of common stock to Garden Capital Merchandise Mart, Inc., a wholly-owned subsidiary of the Company, which pledged the shares as additional collateral for the loan secured by the Denver Merchandise Mart, in Denver, Colorado. See NOTE 7. "NOTES AND INTEREST PAYABLE."

On June 12, 1996, the Company's Board of Directors announced the resumption of the payment of dividends on the Company's Common Stock with the declaration of a second

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.      COMMON STOCK (Continued)

quarter dividend of $.10 per share. The distribution totaling $674,000 was paid on July 8, 1996 to stockholders of record on June 21, 1996. The Company last paid dividends on May 15, 1990. Future distributions to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

Also on June 12, 1996, the Company announced the redemption of the outstanding share purchase rights for $.01 per right. As of the date of redemption, each share of Common Stock represented 1.5 share rights. The redemption proceeds totaling $101,000 were also distributed on July 8, 1996 to stockholders of record on June 12, 1996. These rights were initially distributed to stockholders on April 23, 1990.

NOTE 9.      PREFERRED STOCK

In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% cumulative Preferred Stock, par value $2.00 per share, out of the 20,000,000 shares authorized of a special class of stock. The Series B Preferred Stock consists of a maximum of 4,000 shares, all of which were sold April 4, 1996 for $400,000 in cash in a private transaction. Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company.

In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% cumulative Preferred Stock, par value $2.00 per share, out of the 20,000,000 shares authorized of a special class of stock. The Series C Preferred Stock consists of a maximum of 16,500 shares, of which 15,000 were issued on June 4, 1996 in connection with the purchase of 442 acres of partially developed land in Denver, Colorado. See
NOTE 4. "REAL ESTATE." Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The dividends for the first four quarters are to be paid with additional shares of Series C Preferred Stock. On June 30, 1996, the Company issued 111 shares of Series C Preferred Stock to stockholders of record on June 15, 1996.

NOTE 10.     INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the six months ended June 30, 1996.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11.    OTHER EQUITY INVESTMENTS

In April 1996, a newly formed subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company is in negotiations with underwriters to take such subsidiary public. The Company believes that such option will be exercised and that the subsidiary will become publicly held within a year. Accordingly, the Company believes its control of such subsidiary is temporary and therefore accounts for such subsidiary under the equity method.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 13.    SUBSEQUENT EVENTS

In July 1996, a newly formed limited partnership, of which the Company is 1% general partner, acquired 580 acres of land located in Collin County, Texas for $5.7 million in cash. The Company paid $100,000 in cash with the remaining $5.6 million being paid by the limited partner. The partnership agreement designates the Company as the managing general partner. The Partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on its investment before any sharing of partnership profits.

Also in July 1996, the Company sold 32.3 acres of the 92.6 acre tract of partially developed land in Las Colinas, Texas for $4.9 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $4.7 million, to paydown the term loan in exchange for that lenders' partial release of its collateral interest in such land. See NOTE 4. "REAL ESTATE." The Company will record a gain of approximately $2.0 million on such sale.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1996 aggregated $173,000, compared with $1.1 million at December 31, 1995. Although the Company anticipates that during the remainder of 1996 it will generate excess cash flow from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1995, notes payable totaling $26.4 million had scheduled maturities during 1996. Through July 31, 1996 the Company has paid a total of $10.4 million of such debt and refinanced an additional $9.6 million. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $6.4 million debt obligations that mature during the remainder of 1996. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1996. Such increase is expected to be derived from operations of the Denver Merchandise Mart, the Inn at the Mart and the Oak Tree Village Shopping Center. The Company also expects continued lot sales at its Texas residential subdivisions and substantial sales of its Las Colinas, Texas land and its Denver, Colorado land to generate additional cash flow. See NOTE 4. "REAL ESTATE."

In March 1996, the Company sold 2.3 acres of the 74.9 acre parcel in Las Colinas, Texas for $961,000 in cash. In accordance with the provisions of the term loan, the Company applied the $891,000 net proceeds of the sale to pay down the term loan.

In April 1996, a subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity that had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. See NOTE
12. "OTHER INVESTMENTS."

Also in April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. for $550,000 in cash and a $500,000 four-year note.

In May 1996, the Company sold an additional 2.3 acres of the 74.9 acre parcel in Las Colinas, Texas for $941,000 in cash. In accordance with the provisions of the term loan, the Company applied the $864,000 net proceeds of the sale to paydown the term loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas for $266,000 in cash.

In June 1996, the Company purchased 442 acres of partially developed land in Denver, Colorado for $8.5 million. In connection with the acquisition, the Company obtained purchase money financing for $7.5 million and issued 15,000 shares of the Company's Series C 10% cumulative preferred stock with an aggregate liquidation value of $1.5 million. The excess financing proceeds of $500,000 was applied to the various closing costs associated with the acquisition in addition to $272,000 of such costs paid by the Company.

Also in June 1996, the Company sold a tract of land that was leased under a long-term land lease for $120,000 in cash.

In July 1996, a newly formed limited partnership of which the Company is the general partner acquired 580 acres of land in Collin County, Texas for $5.7 million in cash. The Company paid $100,000 in cash with the remaining $5.6 million being paid by the limited partner.

In October 1995, the Company purchased 92.6 acres of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sale 72.5 of the 92.6 acres for $12.9 million in cash. In July 1996, the Company closed the first phase of the contract selling 32.3 acres for $4.9 million in cash. In accordance with the provisions of the term loan, the Company applied the $4.7 million net proceeds to paydown the term loan in exchange for that lender's partial release of its collateral interest in such land.

On June 12, 1996, the Company's Board of Directors announced the resumption of dividend payments at the initial rate of $.10 per share. The distribution, totaling 674,000, was payable on July 8, 1996 to stockholders of record on June 21, 1996.

Also on June 12, 1996, the Company announced the redemption of the share purchase rights for $.01 per right. The redemption price, totaling $101,000, was also paid on July 8, 1996 to stockholders of record on June 21, 1996.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Notes Receivable. The Company has received $449,000 in principal payments on its notes receivable in the six months ended June 30, 1996.

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

Also in April 1996, the Company refinanced $5.1 million of first and second lien debt secured by the Denver Merchandise Mart for $15.0 million. The Company received net refinancing proceeds of $4.8 million after the payoff of the first and second lien debt, a $3.0 million holdback by the lender pending its receipt of 632,000 newly issued shares of the Company's common stock which was funded in May 1996, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowing totaled $31.5 million at June 30, 1996.

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various real estate investment trusts having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of NRLP and the REITs, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"), will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity securities of the REITs and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of two years after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed quarterly distributions. NRLP resumed distributions in the fourth quarter of 1993 and TCI resumed distributions in the fourth quarter of 1995. The Company received distributions totaling $6.0 million in the first six months of 1996 from the REITs and NRLP.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable, properties held for sale and periodically, but no less than annually, its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when the estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Company's mortgage note receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

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

Results of Operations

For the three months ended June 30, 1996, the Company reported a net loss of $2.1 million, compared to a net loss of $3.4 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company had a net loss of $2.4 million compared with a net loss of $4.3 million for the six months ended June 30, 1995. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Rents increased from $3.6 million and $9.1 million for the three and six months ended June 30, 1995 to $4.1 million and $9.4 million for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

three and six months ended June 30, 1996. The increases are principally due to the Company obtaining the Oak Tree Village Shopping Center in November 1995 combined with increases in rents from Denver Merchandise Mart and rents from a ground lease on land in Atlanta, Georgia.

Interest income from mortgage notes receivable decreased from $1.3 million and $2.3 million for the three and six months ended June 30, 1995 to $1.1 million and $2.3 million for the three and six months ended June 30, 1996. The decrease is due to the payoff of a mortgage note receivable in February 1995. Interest income for the remainder of 1996 is expected, on a quarterly basis, to approximate that of the second quarter.

Other income decreased from $611,000 for the three months ended June 30, 1995 to $127,000 for the three months ended June 30, 1996 and improved from a loss of $39,000 for the six months ended June 30, 1995 to income of $469,000 for the six months ended June 30, 1996. The decrease in other income for the three months ended June 30, 1996 is primarily due to a $312,000 decrease in dividend income from the Company's trading portfolio securities in addition to a $334,000 increase in losses from the sale of the Company's trading portfolio securities. This is offset by an increase of $274,000 recognized in preferred returns on a 50% partnership interest. The six month improvement is due to recognizing $663,000 unrealized gains on the Company's trading portfolio securities in 1996 compared to an $899,000 unrealized loss in 1995. This is offset by a $390,000 decrease in dividend income and an increase of $744,000 in losses from the sale of the Company's trading portfolio securities.

Property operating expenses increased from $3.3 million and $7.2 million for the three and six months ended June 30, 1995 to $3.9 million and $7.6 million for the three and six months ended June 30, 1996. Of this increase, $385,000 and $561,000 for the three and six months ended June 30, 1996 is due to obtaining the Oaktree Shopping Center subsequent to June 30, 1995 and to the acquisition of Las Colinas land in May 1995. In addition, for the three and six months ended June 30, 1996 real estate taxes for the Denver Merchandise Mart and Inn at the Mart increased $86,000 and $149,000, respectively.

Interest expense increased from $2.0 million and $3.8 million for the three and six months ended June 30, 1995 to $3.3 million and $6.4 million for the three and six months ended June 30, 1996. The increases are primarily attributable to debt refinancings and the debt incurred related to the acquisition of one parcel of land in May 1995 and two parcels of land and one commercial property subsequent to June 30, 1995. The increase for the six months ended June 30, 1996 is offset by a $161,000 decrease in interest expense due to the Boulevard Villa sale in February 1995. Interest expense for the remainder of 1996 is expected, on a quarterly basis, to approximate that of the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Advisory and mortgage servicing fees increased from $239,000 and $543,000 for the three and six months ended June 30, 1995 to $381,000 and $701,000 for the three and six months ended June 30, 1996. The increases are primarily attributable to the Company's increase in gross assets, the basis for such fee, due to the acquisitions of one commercial property and three parcels of land in 1995 and 1996.

General and administrative expenses of $1.2 million for the six months ended June 30, 1996 approximated those in 1995. For the three months ended June 30, 1996, general and administrative expenses decreased from $667,000 in 1995 to $595,000 in 1996. The decrease is primarily attributable to consulting fees incurred in 1995 in connection with the Company's notes receivables and hotels.

Depreciation and amortization expense of $453,000 and $890,000 for the three and six months ended June 30, 1996 approximate the $402,000 and $842,000 for the three and six months ended June 30, 1995.

Equity in losses of investees decreased from a loss of $1.7 million and $3.0 million for the three and six months ended June 30, 1995 to a loss of $1.5 million and $2.4 million for the three and six months ended June 30, 1996. The decrease in equity losses is attributable to a decrease in the combined operating losses of the REITs and NRLP from a combined operating loss of $5.6 million and $9.6 million for the three and six months ended June 30, 1995 to a combined operating loss of $5.4 million and $8.9 million for the three and six months ended June 30, 1996. Such improvement is generally attributable to improved occupancy and increased rental rates.

For the three and six months ended June 30, 1995, the Company recognized $671,000 of minority interest expense. The expense is attributable to the termination of a joint venture partnership in which the Company held a 60% interest in June 1995.

Gains on sale of real estate were $2.3 million and $4.5 million for the three and six months ended June 30, 1996 compared to $24,000 and $948,000 for the three and six months ended June 30, 1995. For the three months ended June 30, 1996 the Company recognized a $538,000 gain on the sale of 2.3 acres of Las Colinas land, a $44,000 gain on the sale of a parcel of land in Midland, Michigan, a $10,000 gain on the sale of eight residential lots and a $1.8 million gain representing the Company's equity share of the REITs gain on sale of real estate. In the three months ended June 30, 1995, the Company recognized a $24,000 gain on the sale of the final four lots in a joint venture. The first six months of 1996 includes an additional $538,000 gain on the sale of another 2.3 acres of land in Las Colinas, Texas and a $3.3 million gain representing the Company's equity share of the REITs gain on the sale of real estate. The first six months of 1995 includes an additional $924,000 gain on the sale of Boulevard Villas in February.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Company reported extraordinary gains of $247,000 and $260,000 for the three and six months ended June 30, 1996 compared to $12,000 and $327,000 for the three and six months ended June 30, 1995. The extraordinary gain for the three months ended June 30, 1996 represents the Company's share of an equity investee's extraordinary gain related to an insurance settlement from a fire loss. The first six months of 1996 includes an additional extraordinary gain of $13,000 which represents the Company's share of an equity investee's extraordinary gain from the early payoff of debt. For the three and six months ended June 30, 1995, the extraordinary gains also represent the Company's share of an equity investee's extraordinary gain from the early payoff of debt.

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

The adoption of SFAS had no effect on the Company's reported net loss for the six months ended June 30, 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated.

                         ______________________________


                          PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

Effective May 8, 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% Cumulative Preferred Stock, par value $2.00 per share, out of the special class of stock, $2.00 par value per share, of the Company, which series consists of a maximum of 4,000 shares, all of which were issued April 4, 1996. See NOTE 9. "PREFERRED STOCK" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 1. FINANCIAL STATEMENTS. Pursuant to the terms of the Articles of Amendment creating and designating such series, so long as any shares of the Series B 10% Cumulative Preferred Stock remain outstanding, no dividend may be declared or paid and no other distribution may be made on the Common Stock of the Company or any other shares junior to the Series B 10% Cumulative Preferred Stock, except in shares junior to the Series B 10% Cumulative Preferred Stock, unless all accumulated dividends on the Series B 10% Cumulative Preferred Stock have been paid. Such provision might be considered to be a limitation or qualification on another class of securities.

Effective June 5, 1996, the Company filed an Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Preferred Stock, par value $2.00 per share, out of the special class of stock, $2.00 par value per share, of the Company, which series consists of a maximum of 16,500 shares, of which 15,000 were issued on June 4, 1996. See NOTE 9. "PREFERRED STOCK" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 1. FINANCIAL STATEMENTS. Pursuant to the terms of the Articles of Amendment creating and designating such series, so long as any shares of the Series C 10% Cumulative Preferred Stock remain outstanding, no dividend may be declared or paid and no other distribution may be made on the Common Stock of the Company or any other shares junior to the Series C 10% Cumulative Preferred Stock, except in shares junior to the Series C 10% Cumulative Preferred Stock, unless all accumulated dividends on the Series C 10% Cumulative Preferred Stock have been paid. Such provision might be considered to be a limitation or qualification on another class of securities.

ITEM 5.     OTHER INFORMATION

See NOTE 8. "COMMON STOCK" and NOTE 9. "PREFERRED STOCK" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information regarding the issuance of securities and related transactions thereto.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number                           Description
- --------  -------------------------------------------------------------------------------------------------

    3.0   Articles of Amendment setting forth the Certificate of Designations, Preferences and Relative
          Participating or Optional or Other Special Rights and Qualifications, Limitations or Restrictions
          Thereof of Special Stock, filed with the Secretary of State of Georgia on May 8, 1996.

    3.1   Articles of Amendment setting forth the Certificate of Designations, Preferences and Relative
          Participating or Optional or Other Special Rights and Qualifications, Limitations or Restrictions
          Thereof of Special Stock, filed with the Secretary of State of Georgia on June 5, 1996.

   27.0   Financial Data Schedule

(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated June 12, 1996, was filed with respect to Item 5. "Other Events", which reports on the resumption of the payment of cash dividends, the redemption of share purchase rights and the resignation of a member of the Company's Board of Directors.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN REALTY TRUST, INC.





Date:    August   , 1996               By:  /s/ Karl L. Blaha
     -------------------------              ----------------------------------
                                            Karl L. Blaha
                                            President





Date:    August   , 1996               By:  /s/ Thomas A. Holland
     -------------------------              ----------------------------------
                                            Thomas A. Holland
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 1996





Exhibit                                                                 Page
Number                        Description                              Number
- -------    ---------------------------------------------------         ------

    3.0    Articles of Amendment setting forth the Certificate              30
           of Designations, Preferences and Relative
           Participating or Optional or Other Special Rights
           And Qualifications, Limitations or Restrictions
           Thereof of Special Stock, filed with the Secretary
           of State of Georgia on May 8, 1996.

    3.1    Articles of Amendment setting forth the Certificate              42
           of Designations, Preferences and Relative
           Participating or Optional or Other Special Rights
           And Qualifications, Limitations or Restrictions
           Thereof of Special Stock, filed with the Secretary
           of State of Georgia on June 5, 1996.

    27.0   Financial Data Schedule                                          54
