Form 10-K/A
period 1995-12-31
AMERICAN REALTY TRUST INC ET AL
filed 1996-09-25
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

                         Commission File Number 1-9948

                           AMERICAN REALTY TRUST, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Georgia                                              54-0697989
- -------------------------------                          ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas              75231
- --------------------------------------------------------           -----------
      (Address of Principal Executive Offices)                      (Zip Code)

                                 (214) 692-4700
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
- ------------------------------                       -------------------------
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


                      Documents Incorporated by Reference:
         Consolidated Financial Statements of National Realty, L.P.;
                          Commission File No. 1-9648
  Consolidated Financial Statements of Continental Mortgage and Equity Trust;
                          Commission File No. 0-10503
     Consolidated Financial Statements of Income Opportunity Realty Trust;
                           Commission File No. 1-9525
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                           Commission File No. 1-9240

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995 as follows:

ITEM 2.       PROPERTIES - page 8

ITEM 6.       SELECTED FINANCIAL DATA - page 29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 31

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 43, 63 and 76

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - page 90

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - page 94 assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.


For the year ended December 31, 1995, gross revenues for each of the Denver Merchandise Mart in Denver, Colorado and the Kansas City Holiday Inn in Kansas City, Missouri exceeded 10% of the Company's total revenue. The Denver Merchandise Mart was acquired in March 1994 and the Kansas City Holiday Inn was recorded as an insubstance foreclosure in March 1993. For information regarding occupancy rental rates, see the table under "Properties Held for Investment" below. Neither property had a single tenant occupying 10% or more of their respective rentable square footage.


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

                                     [MAP]

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

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has three commercial properties and one hotel in this region.

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





                                      8A

ITEM 6.  SELECTED FINANCIAL DATA


                                                          For the Years Ended December 31,
                                  --------------------------------------------------------------------------------
                                      1995             1994             1993             1992             1991
                                  ------------     ------------     ------------     ------------     ------------
EARNINGS DATA                                         (dollars in thousands, except per share)
Revenue.....................      $     22,952     $     23,070     $     13,427     $     11,481     $     13,687
Expense.....................            33,437           29,019           22,142           21,631           25,465
                                  ------------     ------------     ------------     ------------     ------------

(Loss) before gain on sale
  of real estate and
  extraordinary gain........           (10,485)          (5,949)          (8,715)         (10,150)         (11,778)
Gain on sale of real
  estate....................             6,866            3,200              481              566            1,271
                                  ------------     ------------     ------------     ------------     ------------
(Loss) before extraordinary
  gain......................            (3,619)          (2,749)          (8,234)          (9,584)         (10,507)
Extraordinary gain..........               783              323            3,807              -              7,628
                                  ------------     ------------     ------------     ------------     ------------
Net (loss)..................            (2,836)          (2,426)          (4,427)          (9,584)          (2,879)

Redeemable Common Stock,
  accretion of discount.....               -                -               (129)            (258)             -
                                  ------------     ------------     ------------     ------------     ------------
(Loss) applicable to
  Common shares.............      $     (2,836)    $     (2,426)    $     (4,556)    $     (9,842)    $     (2,879)
                                  ============     ============     ============     ============     ============

PER SHARE DATA
(Loss) before extra-
  ordinary gain.............      $       (.61)    $       (.45)    $      (1.36)    $      (1.95)    $      (2.48)
Extraordinary gain..........               .13              .05              .63              -               1.80
                                  ------------     ------------     ------------     ------------     ------------
Net (loss)..................              (.48)            (.40)            (.73)           (1.95)            (.68)

Redeemable Common Stock,
  accretion of discount.....               -                -               (.02)            (.05)             -
                                  ------------     ------------     ------------     ------------     ------------
(Loss) applicable to
  Common shares.............      $       (.48)    $       (.40)    $       (.75)    $      (2.00)    $       (.68)
                                  ============     ============     ============     ============     ============

Dividends per share.........      $        -        $       -        $       -        $       -         $      -

Weighted average shares
  outstanding...............         5,858,328        6,104,438        6,050,550        4,906,584        4,235,398


                                                                    December 31,
                                  --------------------------------------------------------------------------------
                                      1995            1994             1993              1992             1991
                                  ------------     ------------     ------------     ------------     ------------
                                                      (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
  receivable.................     $     49,741     $     45,664     $     51,769     $     72,808     $     68,507
Real estate.................            59,424           47,526           52,437           45,317           52,654
Total assets................           162,033          137,362          139,861          151,010          153,131
Notes and interest
  payable...................            61,163           45,695           53,693           63,698           65,074
Stockholders' equity........            53,058           55,894           56,120           60,476           70,221

Book value per share........      $       9.06     $       9.54     $      11.11     $      11.88     $      16.58



- ----------------------
Shares and per share data have been adjusted for the 2 for 1 forward Common Stock split effected January 2, 1996.

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


The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable, and to the extent available borrowings, if required, from the Company's advisor, which totaled $2.5 million at December 31, 1995, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, primarily investments in raw and/or partially developed land, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.



The Company expects that it will be necessary for it to sell at least $13.5 million, $6.0 million and $3.0 million of such land in each of the next three years, respectively, to satisfy the debt on its land holdings as it matures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)


If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.


Notes Receivable. Scheduled principal maturities of $38.4 million are due in 1996 of which $1.8 million is due on nonperforming notes receivable. The balance of the Company's mortgage notes receivable are due over the next one to ten years and provide for "balloon" principal



                                      31A

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                Years Ended December 31,
                                                 ----------------------------------------------------
                                                     1995                1994               1993
                                                 -------------       -------------     --------------
                                                       (dollars in thousands, except per share)
Income
 Rents.....................................      $      17,869       $      18,013     $        7,885
 Interest (including $506 in 1995, $366 in
    1994 and $48 in 1993 from affiliates)...             4,929               3,959              4,984
 Other.....................................                154               1,098                558
                                                 -------------       -------------     --------------

                                                        22,952              23,070             13,427

Expenses
 Property operations (including $1,200 in
    1995, $899 in 1994 and $348 in 1993 to
    affiliates).............................            13,260              13,013              5,273
 Interest (including $437 in 1995, $589 in
    1994 and $1,029 in 1993 to affiliates)..             8,941               7,875              6,497
 Advisory and servicing fees to affiliate..              1,195               1,242              1,257
 General and administrative (including
    $516 in 1995, $434 in 1994 and $288
    in 1993 to affiliate)...................             2,554               2,562              1,819
 Depreciation and amortization.............              1,691               1,620              1,130
 Provision for losses......................                -                   -                2,300
 Equity in losses of investees.............              5,123               2,529              4,014
 Minority interest.........................                671                 169               (159)
                                                 -------------       -------------     --------------

                                                        33,435              29,010             22,131
                                                 -------------       -------------     --------------

(Loss) from operations......................           (10,483)             (5,940)            (8,704)
Income tax expense..........................                 2                   9                 11
                                                 -------------       -------------     --------------

(Loss) before gain on sale of real estate
 and extraordinary gain....................            (10,485)             (5,949)            (8,715)
Gain on sale of real estate.................             6,866               3,200                481
                                                 -------------       -------------     --------------

(Loss) before extraordinary gain............            (3,619)             (2,749)            (8,234)
Extraordinary gain..........................               783                 323              3,807
                                                 -------------       -------------     --------------

Net (loss)..................................            (2,836)             (2,426)            (4,427)

 Redeemable Common Stock,
 accretion of discount.....................                -                   -                 (129)
                                                 -------------       -------------     --------------

Net (loss) applicable to Common shares......     $      (2,836)      $      (2,426)    $       (4,556)
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



Set forth below are summary financial data for equity investees owned over 50%:



                                              1995             1994
                                            --------        ----------
  Property and notes
      receivable, net..............         $239,728        $  253,067
  Other assets..................              53,202            37,073
  Notes payable.................            (338,534)         (337,544)
  Other liabilities.............             (53,663)          (44,419)
                                            --------        ----------
  Equity........................            $(99,267)       $  (91,823)
                                            ========        ==========

                                              1995             1994                   1993
                                            --------        ----------            -------------
  Revenues......................            $110,892        $  107,546            $     103,044
  Depreciation..................             (10,268)          (10,034)                 (10,168)
  Interest......................             (34,956)          (34,145)                 (34,699)
  Operating expenses............             (69,572)          (66,602)                 (65,972)
                                            --------        ----------            -------------
  (Loss) before gains on sale of
      real estate and extra-
      ordinary gains...............           (3,904)           (3,235)                  (7,795)
  Gains on sale of real estate..               7,701             8,252                      -
  Extraordinary gains...........                 -                 -                      9,046
                                            --------        ----------            -------------
  Net income ..................             $  3,797        $    5,017            $       1,251
                                            ========        ==========            =============


                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENTS IN REAL ESTATE ENTITIES (Continued)


The Company's equity share of:



                                                         1995                      1994               1993
                                                   -------------            --------------         ------------
(Loss) before gains on sale of
      real estate and extra-
      ordinary gains...............                $      (1,767)           $       (1,279)        $     (2,584)
Gains on sale of real estate..                             1,884                     1,923                  -
Extraordinary gains...........                               -                         -                  3,364
                                                   -------------            --------------         ------------
Net income....................                     $         117            $          644         $        780
                                                   =============            ==============         ============

Set forth below are summary financial data for equity investees owned less than 50%:

                                                         1995                  1994
                                                   -------------            --------------
Property and notes
      receivable, net..............                $     466,220            $      427,384
Other assets..................                            61,697                    52,454
Notes payable.................                          (318,161)                 (253,714)
Other liabilities.............                           (20,396)                  (28,608)
                                                   -------------            --------------
Equity........................                     $     189,360            $      197,516
                                                   =============            ==============

                                                       1995                     1994                   1993
                                                   -------------            --------------         ------------
Revenues......................                     $      94,730            $       74,093         $     63,006
Depreciation..................                           (13,950)                  (10,276)              (8,816)
Provision for losses..........                              (541)                   (1,429)              (1,094)
Interest......................                           (28,102)                  (20,264)             (15,962)
Operating expenses............                           (65,471)                  (54,213)             (47,003)
                                                   -------------            --------------         ------------
(Loss) before gains on sale of
      real estate and extra-
      ordinary gains..............                       (13,334)                  (12,089)              (9,869)
Gains on sale of real estate..                             5,822                     6,375                  389
Extraordinary gains...........                             1,437                     1,189                2,400
                                                   -------------            --------------         ------------
Net (loss)....................                     $      (6,075)           $       (4,525)        $     (7,080)
                                                   =============            ==============         ============

The Company's equity share of:

                                                        1995                     1994                  1993
                                                   -------------            --------------         ------------
(Loss) before gains on sale of
      real estate and extra-
      ordinary gains...............                $      (3,356)           $       (1,250)        $     (1,430)
Gains on sale of real estate..                             2,463                       895                  -
Extraordinary gains...........                               783                       273                  -
                                                   -------------            --------------         ------------
Net (loss)....................                     $        (110)           $          (82)        $     (1,430)
                                                   =============            ==============         ============


The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's cash flow from the Trusts and NRLP is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed regular quarterly distributions,

                                      63A

                                                                    SCHEDULE IV
                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995


                                                                                  Periodic
                                  Interest             Maturity                    Payment                       Prior
   Description                   Rate (1)              Date (1)                     Terms                        Liens
- -----------------                ---------             --------             ------------------------           ---------

FIRST MORTGAGE LOANS
- --------------------

Hall Land........................   10.00%              08/94               Principal and interest due          $      -
- ---------                                                                   at maturity.
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

Osceola Land.....................   12.00%              11/93               Principal and interest due                 -
- ------------                                                                monthly.
Secured by unimproved land in
Osceola County, Florida.

Webster & Banc Boston.............  Various             Various             Principal and interest                     -
- ---------------------                                                       monthly.
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman.....................   7.00%              08/98               Principal and interest                     -
- -------------                                                               payments due monthly.
Secured by 1 co-op apartment in
Brooklyn, NY.

Nak Chung Building................   8.00%              04/99               Interest due monthly.                      -
- ------------------                                                          Principal to be paid down
Secured by restaurant in                                                    to $50,000 by May 1, 1997,
Los Angeles, California.                                                    balance due at maturity.


WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza...................   9.74%              12/97               Principal and interest due              7,758
- ---------------                                                             monthly of $168,000 based
Secured by 93,320 square foot                                               on 25 year amortization.
retail shopping center in Las
Vegas, Nevada

Continental Hotel................   11.00%              07/96               Principal and interest of               3,542
- -----------------                                                           $175,000 due monthly.
Secured by a hotel and casino
in Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
- ------------------------
House(3).........................    9.75%              04/96               Pay greater of available               11,677
- -----                                                                       cash or 6% from 2/1/94 to
Secured by 297 room hotel in                                                7/1/94.  Thereafter, pay
Williamsburg, Virginia.                                                     greater of available cash
                                                                            or 8%.


NO. SO. II......................    12.00%              09/96               Interest due monthly, with              1,317
- ----------                                                                  principal reductions of
Secured by shopping center in                                               $25,000 due quarterly.
Columbia, South Carolina.                                                   Principal balance due at maturity.





                                                                                         Principal Amount of
                                               Face                  Carrying              Loan Subject to
                                             Amount of               Amount of          Delinquent Principal
   Description                               Mortgages             Mortgages (2)            or Interest
- -----------------                            ---------             -------------        --------------------
                                                               (dollars in thousands)
FIRST MORTGAGE LOANS
- --------------------

Hall Land........................               $   100                 $    112           $     112
- ---------
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

Osceola Land.....................                 1,960                    1,592               1,592
- ------------
Secured by unimproved land in
Osceola County, Florida.

Webster & Banc Boston.............                  158                      143                 -
- ---------------------
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman.....................                   32                       31                 -
- -------------
Secured by 1 co-op apartment in
Brooklyn, NY.

Nak Chung Building................                  100                      100                 -
- ------------------
Secured by restaurant in
Los Angeles, California.


WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza...................               17,600                   18,458                 -
- ---------------
Secured by 93,320 square foot
retail shopping center in Las
Vegas, Nevada

Continental Hotel................                22,000                   22,713                 -
- -----------------
Secured by a hotel and casino
in Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
- ------------------------
House(3).........................                 8,862                    9,422                 -
- -----
Secured by 297 room hotel in
Williamsburg, Virginia.



NO. SO. II......................                    852                      279                 -
- ----------
Secured by shopping center in
Columbia, South Carolina.



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


                                                       Amount and Nature of                   Percent of
Name and Address of Beneficial Owner                   Beneficial Ownership                   Class (1)
- ------------------------------------                  ----------------------                  ----------
Basic Capital Management, Inc.                            2,465,930 (2)                         42.1%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Davister Corp./Nanook Partners, L.P.                        834,718 (3)                         14.2%
10670 N. Central Expressway
Suite 640
Dallas, TX  75231

Rosedale Equities, Inc.                                     762,352 (4)                         13.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Continental Mortgage and Equity
  Trust                                                     409,044 (5)                          7.0%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                          2,515,096 (2)(6)                      42.9%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231



- --------------------------

(1) Percentages are based upon 5,858,238 shares outstanding as of March 15, 1996.

(2) Includes 2,465,930 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Mr. Phillips disclaims beneficial ownership of such shares.


(3) Each of the directors of Davister Corp., Ronald F. Akin, Ronald F. Bruce and Richard A. Green, may be deemed to be the beneficial owners by virtue of their positions as directors of Davister Corp. Messrs. Akin, Bruce and Green disclaim beneficial ownership of such shares.



(4) Rosedale Equities, Inc. is a wholly owned subsidiary of the Company. Such shares are pledged as additional collateral for loans to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)



(5) Each of the Trustees of CMET, Ted P. Stokely, John P. Parsons, Bennett B. Sims, Edward L. Tixier, Martin L. White and Edward G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Trustees of CMET. The Trustees of CMET disclaim such beneficial ownership.



(6) Includes 49,166 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.





                                      90A

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


The Company paid BCM and its affiliates $1.2 million in 1995 and 1994 and $1.3 million in 1993 in advisory and mortgage servicing fees; $905,000 in 1995, $497,000 in 1994 and $180,000 in 1993 in real estate brokerage commissions; $95,000 in 1993, $25,000 in 1994 and $102,000 in 1993 in loan arrangement fees and $1.2 million in 1995, $899,000 in 1994 and $348,000 in 1993 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $516,000 in 1995, $434,000 in 1994 and $288,000 in 1993.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]