Form 10-Q/A
period 1996-03-31
AMERICAN REALTY TRUST INC ET AL
filed 1996-09-25
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996


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
          (Class)                                (Outstanding at April 30, 1996)

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 as follows:

ITEM 1.    FINANCIAL STATEMENTS - pages 4 and 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 15, 20 and 22

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                           --------------------------------
                                                                              1996                  1995
                                                                           ----------            ----------
                                                                                (dollars in thousands,
                                                                                   except per share)
Income
  Rents..........................................                          $         5,310       $        5,407
  Interest ......................................                                    1,138                1,323
  Other..........................................                                      342                 (650)
                                                                           ---------------       --------------
                                                                                     6,790                6,080
Expenses
  Property operations............................                                    3,710                3,879
  Interest.......................................                                    3,146                1,757
  Advisory and servicing fees to affiliate.......                                      320                  304
  General and administrative.....................                                      642                  560
  Depreciation and amortization..................                                      437                  440
  Equity in losses of investees..................                                      890                1,260
                                                                           ---------------       --------------
                                                                                     9,145                8,200
                                                                           ---------------       --------------

(Loss) before gain on sale of real estate and
  extraordinary gain.............................                                   (2,355)              (2,120)
Gain on sale of real estate......................                                    2,127                  924
                                                                           ---------------       --------------

(Loss) before extraordinary gain.................                                     (228)              (1,196)
Extraordinary gain...............................                                       13                  315
                                                                           ---------------       --------------
Net (loss).......................................                          $          (215)      $         (881)
                                                                           ===============       ==============


Earnings per share
  (Loss) before extraordinary gain...............                          $        (.04)        $       (.20)
  Extraordinary gain.............................                                   -                     .05
                                                                           -------------         ------------
  Net (loss).....................................                          $        (.04)        $       (.15)
                                                                           =============         ============


Weighted average Common shares used in computing
  earnings per share.............................                              5,858,328            5,858,328
                                                                           =============         ============






 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN REAL ESTATE ENTITIES (Continued)


Set forth below is summarized results of operations for the Company's equity investees for the three months ended March 31, 1996:



Equity investee owned over 50%:



   Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . $ 27,760

   Property operating expenses  . . . . . . . . . . . . . . . .  (17,291)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . .   (2,510)
   Interest expense   . . . . . . . . . . . . . . . . . . . . .   (8,427)
                                                                --------

   Net (loss)   . . . . . . . . . . . . . . . . . . . . . . . . $   (468)
                                                                ========



The Company's share of over 50% owned equity investees' losses was $138,000 for the three months ended March 31, 1996.



Equity investees owned less than 50%:



   Revenues   . . . . . . . . . . . . . . . . . . . . . . . .   $ 24,638
   Equity in (loss) of partnerships   . . . . . . . . . . . .        (21)
   Property operating expenses  . . . . . . . . . . . . . . .    (16,912)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . .     (3,467)
   Interest expense   . . . . . . . . . . . . . . . . . . . .     (7,177)
                                                                --------
   (Loss) before gains on sale of real estate and
     extraordinary gains  . . . . . . . . . . . . . . . . . .     (2,939)
   Gain on sale of real estate  . . . . . . . . . . . . . . .      3,095
   Extraordinary gain   . . . . . . . . . . . . . . . . . . .         48
                                                                --------
   Net income   . . . . . . . . . . . . . . . . . . . . . . .   $   $204
                                                                ========



The Company's share of less than 50% owned equity investees' loss before gain on the sales of real estate and extraordinary gains was $752,000 for the three months ended March 31, 1996. The Company's share of equity investees gains on sale of real estate and extraordinary gains was $1.6 million and $13,000, respectively, for the three months ended March 31, 1996.


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

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the Trusts and NRLP to diversify and increase the liquidity of its margin accounts. In the first three months of 1996, the Company purchased $7.9 million and sold $8.8 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1996, the Company recognized an unrealized increase in the market value of its





                                     13A

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


The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, totaling $1.6 million at March 31, 1996, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, primarily investments in partially developed and/or raw land, continue making additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.



The Company expects that it will be necessary for it to sell $11.1 million, $6.0 million and $2.8 million of such land during the remainder of 1996 and in each of the next two years, respectively, to satisfy the debt on its land holdings as they mature. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Notes Receivable. The Company has received $261,000 in principal payments in the three months ended March 31, 1996, including a $51,000 payoff of a note prior to its scheduled maturity.

Loans Payable. In February 1996, the Company refinanced $7.8 million of debt collateralized by a mortgage note receivable with a balance of $18.4 million which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net cash of $2.3 million after the payoff of the existing debt, payment of closing costs





                                     16A

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


Equity in losses of investees decreased from a loss of $1.3 million for the three months ended March 31, 1995 to a loss of $890,000 in the comparable period of 1996. The decrease in equity losses is attributable to a decrease in the combined operating losses of the Trusts and NRLP from a combined operating loss of $2.8 million for the three months ended March 31, 1995 to a combined operating loss of $264,000 in 1996. Such improvement is generally attributable to improved occupancy and increased rental rates.


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


The adoption of SFAS No. 121 had no effect on the Company's net loss for the three months ended March 31, 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated and none of the Company's other long lived assets are considered to be impaired.






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]