Form 10-Q/A
period 1996-06-30
AMERICAN REALTY TRUST INC ET AL
filed 1996-09-25
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996


                         Commission File Number 1-9948


                             AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Georgia                                           54-0697989
   -------------------------------                       ---------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


     10670 North Central Expressway, Suite 300, Dallas, Texas    75231
    ---------------------------------------------------------------------
      (Address of Principal Executive Offices)                 (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                                 6,740,328
- ----------------------------                      ------------------------------
          (Class)                                 (Outstanding at July 30, 1996)

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as follows:

ITEM 1.    FINANCIAL STATEMENTS - pages 4 and 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 19 and 26

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months                       For the Six Months
                                                     Ended June 30,                            Ended June 30,
                                          ----------------------------------      ------------------------------------
                                               1996                1995                 1996                1995
                                          --------------      --------------      ---------------       --------------
                                                            (dollars in thousands, except per share)
Income
 Rents.......................             $        4,084      $        3,684      $         9,394       $        9,091
 Interest....................                      1,135               1,257                2,273                2,580
 Other.......................                        127                 611                  469                  (39)
                                          --------------      --------------      ---------------       --------------
                                                   5,346               5,552               12,136               11,632
                                          --------------      --------------      ---------------       --------------

Expenses
 Property operations.........                      3,856               3,333                7,566                7,212
 Interest....................                      3,270               1,999                6,416                3,756
 Advisory and servicing fees
   to affiliate..............                        381                 239                  701                  543
 General and administrative..                        595                 667                1,237                1,227
 Depreciation and
   amortization..............                        453                 402                  890                  842
 Equity in (losses) of
   real estate investees.....                      1,530               1,699                2,420                2,959
 Minority interest...........                        -                   671                  -                    671
                                          --------------      --------------      ---------------       --------------
                                                  10,085               9,010               19,230               17,210
                                          --------------      --------------      ---------------       --------------

(Loss) before gain on sale of
 real estate and extraordinary
 gain........................                     (4,739)             (3,458)              (7,094)              (5,578)
Gain on sale of real estate...                     2,348                  24                4,475                  948
                                          --------------      --------------      ---------------       --------------

Loss before extraordinary gain                    (2,391)             (3,434)              (2,619)              (4,630)
Extraordinary gain............                       247                  12                  260                  327
                                          --------------      --------------      ---------------       --------------
Net (loss)....................                    (2,144)             (3,422)              (2,359)              (4,303)

Preferred dividend requirement                       (17)                -                    (17)                 -
                                          --------------      --------------      ---------------       --------------
Net (loss) applicable to
 Common shares...............             $       (2,161)     $       (3,422)     $        (2,376)      $       (4,303)
                                          ==============      ==============      ===============       ==============


Earnings per share
 (Loss) before extraordinary
   gain......................             $         (.37)     $         (.59)     $          (.42)      $         (.79)
 Extraordinary gain..........                        .04                -                     .04                  .06
                                          --------------      --------------      ---------------       --------------

 Net (loss) applicable to
  Common shares.............              $         (.33)     $         (.59)     $          (.38)      $         (.73)
                                          ==============      ==============      ===============       ==============


Weighted average Common shares
 used in computing earnings
 per share...................                  6,615,317           5,858,328            6,236,823            5,858,328
                                          ==============      ==============      ===============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.    INVESTMENT IN REAL ESTATE ENTITIES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1996 was as follows:

                                                                          Equivalent
                       Percentage              Carrying                    Investee
                     of the Company's          Value of                   Book Value                Market Value
                      Ownership at            Investment at                   at                   of Investment at
Investee              June 30, 1996          June 30, 1996               June 30, 1996               June 30, 1996
- --------            ----------------        ----------------           ------------------          ------------------
NRLP                    52.2%               $      10,838              $           *               $      36,004
CMET                    38.9                       13,971                    30,503                       16,301
IORI                    27.5                        2,706                     6,272                        4,305
TCI                     29.1                        8,818                    25,214                       11,823
                                            -------------                                          -------------
                                                   36,333                                          $      68,433
                                                                                                   =============
General partner interest in
  NRLP and NOLP                                     7,130
Other equity investees                             10,369
                                            -------------
                                            $      53,832
                                            =============


- --------------------

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


Set forth below is summarized results of operations for the Company's equity investees for the six months ended June 30, 1996:



Equity investees owned over 50%:



    Revenues....................................................   $ 60,367
    Property operating expenses.................................    (38,591)
    Depreciation................................................     (5,262)
    Interest expense............................................    (17,302)
                                                                   --------
    Net (loss)..................................................   $   (788)
                                                                   ========



The Company's share of over 50% owned equity investees' losses was $215,000 for the six months ended June 30, 1996.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN REAL ESTATE ENTITIES (Continued)


Equity investees owned less than 50%:



  Revenues.........................................................  $ 49,458

  Equity in (loss) of partnerships.................................      (210)
  Property operating expenses......................................   (34,069)
  Depreciation.....................................................    (6,986)
  Interest expense.................................................   (14,637)
  Provision for loss...............................................    (1,579)
                                                                     --------
  (Loss) before gains on sale of real estate and extraordinary
    gains.........................................................     (8,023)
  Gain on sale of real estate......................................     7,819
  Extraordinary gain...............................................       711
                                                                     --------
  Net income.......................................................  $    507
                                                                     ========



The Company's share of less than 50% owned equity investees' loss before gain on sale of real estate and extraordinary gains was $2.2 million for the six months ended June 30, 1996. The Company's share of equity investees gains on sale of real estate and extraordinary gains was $3.3 million and $260,000, respectively, for the six months ended June 30, 1996.



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


The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments inmarketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, primarily investments in partially developed and/or raw land, continue making additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)


The Company expects that it will be necessary for it to sell $8.9 million, $6.0 million and $10.3 million of such land during the remainder of 1996 and in each of the next two years, respectively, to satisfy the debt on its land holdings as they mature. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.






                                      19A

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


The adoption of SFAS No. 121 had no effect on the Company's net loss for the six months ended June 30, 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated and none of the Company's other long lived assets are considered to be impaired.


                        -----------------------------

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