Form 10-Q
period 1996-09-30
AMERICAN REALTY TRUST INC ET AL
filed 1996-11-13
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                                      ------------------

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
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     6,457,188
----------------------------          ---------------------------------
          (Class)                     (Outstanding at November 1, 1996)

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


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                        September 30,          December 31,
                                                            1996                   1995
                                                        -------------          ------------
                                                             (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing..........................................   $        51,392       $       51,840
Nonperforming, nonaccruing..........................             1,827                1,827
                                                       ---------------       --------------
                                                                53,219               53,667

Less - allowance for estimated losses...............            (3,926)              (3,926)
                                                       ---------------       --------------
                                                                49,293               49,741

Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1996 and 1995)............            60,403               32,627

Less - allowance for estimated losses...............            (3,328)              (3,328)
                                                       ---------------       --------------
                                                                57,075               29,299

Real estate held for investment, net of accumulated
  depreciation ($3,678 in 1996 and $2,646 in 1995)..            31,924               30,125

Marketable equity securities, at market value.......             1,947                2,093
Cash and cash equivalents...........................             1,097                1,054
Investments in equity investees.....................            54,335               41,072
Other assets (including $2,954 in 1996 from
  affiliate)........................................             9,454                8,649
                                                       ---------------       --------------

                                                       $       205,125       $      162,033
                                                       ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                           September 30,         December 31,
                                                                1996                1995
                                                         ----------------      ---------------
                                                                 (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable.........................      $       107,613       $       61,163
Margin borrowings..................................               36,843               34,017
Accounts payable and other liabilities (including
  $123 in 1996 and $4,584 in 1995 to affiliate)....                7,640               12,698
                                                         ---------------       --------------

                                                                 152,096              107,878


Minority interest..................................                1,097                1,097


Commitments and contingencies


Stockholders' equity
Preferred stock, authorized 20,000,000 shares,
  issued and outstanding
  4,000 shares Series B, 10% cumulative, $2.00
    par value                                                          8                  -
  15,489 shares Series C, 10% cumulative, $2.00
    par value....................................                     31                  -
Common stock, $.01 par value; authorized
  16,667,000 shares, 6,739,540 shares in 1996
  and 5,858,328 in 1995 issued.....................                   68                   59
Paid-in capital....................................               68,623               66,719
Accumulated (deficit)..............................              (16,795)             (13,720)
Treasury stock at cost, 282,352 shares.............                   (3)                 -
                                                         ---------------       --------------

                                                                  51,932               53,058
                                                         ---------------       --------------

                                                         $       205,125       $      162,033
                                                         ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months                 For the Nine Months
                                                   Ended September 30,                  Ended September 30,
                                             ------------------------------       -------------------------------
                                                1996                1995             1996                 1995
                                             ----------          ----------       ----------           ----------
                                                           (dollars in thousands, except per share)
Revenues
 Rents....................................   $    5,339          $    5,154       $   14,733           $   14,245
 Interest.................................        1,143               1,173            3,416                3,753
 Other....................................          824                 739            1,293                  700
                                             ----------          ----------       ----------           ----------
                                                  7,306               7,066           19,442               18,698

Expenses
 Property operations......................        3,600               3,004           11,166               10,216
 Interest.................................        4,240               2,393           10,656                6,149
 Advisory and servicing fees to
   affiliate..............................          392                 328            1,093                  871
 General and administrative...............          618                 382            1,855                1,609
 Depreciation and amortization............          429                 416            1,319                1,258
 Equity in losses of investees............          702               1,410            3,122                4,369
 Minority interest........................          -                   -                -                    671
                                             ----------          ----------       ----------           ----------
                                                  9,981               7,933           29,211               25,143
                                             ----------          ----------       ----------           ----------

(Loss) before gain on sale of real
 estate and extraordinary gain............       (2,675)               (867)          (9,769)              (6,445)
Gain on sale of real estate...............        3,324               1,596            7,799                2,544
                                             ----------          ----------       ----------           ----------

Income (loss) before extraordinary gain...          649                 729           (1,970)              (3,901)
Extraordinary gain........................          121                 431              381                  758
                                             ----------          ----------       ----------           ----------
Net income (loss).........................          770               1,160           (1,589)              (3,143)

Preferred dividend requirement............          (48)                -                (65)                 -
                                             ----------          ----------       ----------           ----------
Net income (loss) applicable to Common
 shares...................................   $      722          $    1,160       $   (1,654)          $   (3,143)
                                             ==========          ==========       ==========           ==========


Earnings per share
 Income (loss) before extraordinary gain..   $      .09          $      .13       $     (.32)          $     (.67)
 Extraordinary gain.......................          .02                 .07              .06                  .13
                                             ----------          ----------       ----------           ----------

 Net income (loss) applicable to Common
  shares..................................   $      .11          $      .20       $     (.26)          $     (.54)
                                             ==========          ==========       ==========           ==========


Weighted average Common shares used in
 computing earnings per share.............    6,596,074           5,858,328        6,357,447            5,858,328
                                             ==========          ==========       ==========           ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1996


                            Series B    Series C
                            Preferred   Preferred    Common    Treasury     Paid-in    Accumulated     Stockholders'
                              Stock       Stock      Stock       Stock      Capital     (Deficit)         Equity
                            ---------   ---------   --------   --------    --------    -----------     -------------
                                                          (dollars in thousands)

Balance, January 1, 1996..   $   -       $   -      $    59     $   -      $ 66,719     $ (13,720)      $ 53,058

Common Stock issued.......       -           -            9         -            (9)           -              -

Series B Preferred Stock
  issued..................         8         -          -           -           392            -             400

Series C Preferred Stock
  issued..................       -            30        -           -         1,470            -           1,500

Common Stock cash dividend
  ($.20 per share)........       -           -          -           -            -         (1,320)        (1,320)

Redemption of share
  purchase rights ($.015
  per right per share)....       -           -          -           -            -           (101)          (101)

Series B Preferred Stock
  cash dividend distribu-
  tion ($3.96 per share)..       -           -          -           -            -            (16)           (16)

Series C Preferred Stock
  stock dividend..........       -             1        -           -            48           (49)            -

Treasury stock, at cost...       -           -          -           (3)           3            -              -

Net (loss)................       -           -          -           -            -         (1,589)        (1,589)
                             -------     -------    -------    -------     --------     ---------       --------

Balance, September 30,
  1996....................   $     8     $    31    $    68    $    (3)    $ 68,623     $ (16,795)      $ 51,932
                             =======     =======    =======    =======     ========     =========       ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                           ---------------------------
                                                                              1996             1995
                                                                           -----------     -----------
                                                                             (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected.....................................................     $    14,760     $    15,228
  Interest and dividends collected....................................           3,197           4,579
  Distributions received from equity investees' operating cash flow...           8,626           1,219
  Payments for property operations....................................         (11,628)        (11,220)
  Interest paid.......................................................          (5,881)         (6,154)
  Advisory and servicing fees paid to affiliate.......................          (1,093)           (871)
  General and administrative expenses paid............................          (2,169)         (1,626)
  Other...............................................................             417             191
                                                                           -----------     -----------

     Net cash provided by operating activities........................           6,229           1,346


Cash Flows From Investing Activities
  Collections on notes receivable.....................................             640           1,423
  Notes receivable funded.............................................            (100)           (430)
  Proceeds from sale of real estate...................................           6,740          12,312
  Proceeds from sale of marketable equity securities..................          22,564          11,307
  Purchases of marketable equity securities...........................         (21,271)        (13,832)
  Investment in equity investees......................................         (14,219)         (6,794)
  Purchases of real estate............................................          (5,658)        (14,076)
  Earnest money deposits..............................................            (526)            -
  Real estate improvements............................................          (1,901)         (1,827)
                                                                           -----------     -----------

     Net cash (used in) investing activities..........................         (13,731)        (11,917)


Cash Flows From Financing Activities
  Proceeds from notes payable.........................................          48,153          23,700
  Payments on notes payable...........................................         (29,486)        (17,840)
  Deferred borrowing costs............................................          (3,019)         (1,200)
  Net repayment of advances from affiliates...........................          (7,530)            (23)
  Margin borrowings, net..............................................             464           6,896
  Proceeds from issuance of Series B preferred stock..................             400             -
  Distributions to stockholders.......................................          (1,437)            -
                                                                           -----------     -----------
     Net cash provided by financing activities........................           7,545          11,533

     Net increase in cash and cash equivalents........................              43             962

Cash and cash equivalents, beginning of period........................           1,054             193
                                                                           -----------     -----------

Cash and cash equivalents, end of period..............................     $     1,097     $     1,155
                                                                           ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                           --------------------------
                                                                              1996            1995
                                                                           -----------     ----------
                                                                             (dollars in thousands)
Reconciliation of net (loss) to net cash provided by operating activities
  Net (loss)...........................................................    $   (1,589)      $  (3,143)
  Adjustments to reconcile net (loss) to net cash provided by operating activities
     Extraordinary gain................................................          (381)           (758)
     Depreciation and amortization.....................................         1,319           1,258
     Gain on sale of real estate.......................................        (7,799)         (2,544)
     Distributions from equity investees' operating cash flow..........         8,626           1,219
     Equity in losses of investees.....................................         3,122           4,369
     Unrealized (gain) loss on marketable equity securities............          (598)            408
     (Increase) decrease in interest receivable........................           (93)             64
     Decrease in other assets..........................................         2,151             955
     Increase (decrease) in interest payable...........................           844            (173)
     (Decrease) in accounts payable and other liabilities..............          (131)           (475)
     Other.............................................................           758             166
                                                                           ----------       ---------

       Net cash provided by operating activities.......................    $    6,229       $   1,346
                                                                           ==========       =========


Schedule of noncash financing activities

Issuance of 15,489 shares of Series C Preferred
  Stock with a liquidation value of $1.5 million.......................    $       31       $     -


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the two for one forward share split effected January 2, 1996.

NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P.

In August 1996, the Company purchased a pool of assets from Southmark Corporation ("Southmark") for $3.1 million. See NOTE 4. "REAL ESTATE." Included in the asset pool was Southmark's 19.2% limited partnership interest in Syntek Asset Management, L.P. ("SAMLP"). Such purchase increased the Company's limited partner interest in SAMLP from 76.8% to 96%. SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general partner of SAMLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $36.2 million at September 30, 1996, before reduction for the principal balance ($4.2 million at September 30, 1996) and accrued interest ($5.9 million at September 30, 1996) on the note receivable from SAMLP for its original capital contribution to the partnership.

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

The Amended and Restated Implementation Agreement has been submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partner-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

ship agreement which relate to the proposed compensation of the successor general partner and other related matters.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP, shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon approval by NRLP's unitholders, SAMLP shall resign as general partner of NRLP and NOLP and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the first quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment of a Receiver and Collateral Relief with the Superior Court of California in and for the County of San Mateo. The motion alleges that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement. The motion requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that the Company be ordered to deliver to the court all NRLP units which had been purchased by the Company since August 7, 1991. A hearing was held on this motion on October 4, 1996, and the court took the matter under submission. No ruling has been made on this matter.

NOTE 3.      NOTES AND INTEREST RECEIVABLE

In February 1996, the Company refinanced the $7.8 million of debt collateralized by a mortgage note receivable with a balance of $18.3 million at September 30, 1996, which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt, payment of closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by land in Las Colinas, in exchange for that lender's release of its participation interest in the note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000 and matures February 6, 1998. The Company paid Basic Capital Management, Inc. ("BCM"), the Company's advisor, a mortgage brokerage and equity refinancing fee of $120,000 based upon the $12.0 million refinancing.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.      NOTES AND INTEREST RECEIVABLE (Continued)

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino property at foreclosure subject to first and second lien mortgages totaling $10.0 million and a disputed third lien mortgage. In June 1992, the Company sold the hotel and casino to the third lien holder accepting as partial payment a $22.0 million wraparound mortgage note receivable. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at September 30, 1996.

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

At September 30, 1996, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The borrower had failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings, as well as actions against the guarantors of the note. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment with the monthly interest, quarterly principal payments and all other terms remaining the same. The Company received $43,000 of the required principal reduction payment in 1995 and received the remaining $25,000 in 1996 as well as the required first and second quarterly principal reduction payments totaling $50,000. The Company and the borrower again agreed to extend the mortgage note receivable's maturity date to September 1, 1997. The extension required an additional $90,000 principal reduction payment payable in three equal monthly installments beginning November 1, 1996. The monthly interest, quarterly principal reduction payments of $25,000 and all other terms remain the same. The first $25,000 quarterly principal reduction payment is due December 1, 1996. The principal balance of the note was $179,000 at September 30, 1996 and the note is performing in accordance with its amended terms.

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

The borrower on a $1.7 million first lien mortgage note receivable secured by land in Osceola, Florida, failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. In July 1995, the Company filed a motion with the bankruptcy court to lift the court's stay and allow the Company to proceed with foreclosure. In September 1995, the bankruptcy court denied the Company's motion to lift stay and the borrower was allowed to file a plan of reorganization. The bankruptcy court set a hearing date of May 15, 1996 for confirmation of the borrower's plan of reorganization. The borrower failed to present a confirmable plan of reorganization and the bankruptcy court converted the bankruptcy proceeding to a Chapter 7 liquidation proceeding. On August 24, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. The Company expects to receive title to the property in December 1996. The note had a principal balance of $1.6 million at September 30, 1996. The Company does not expect to incur any loss resulting from foreclosing on the collateral property, as its estimated fair value, less costs of sale, exceeds the carrying value of the note.

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

In May 1996, the Company sold an additional 2.3 acres of the 74.9 acre Las Colinas land parcel for $941,000 in cash. The Company applied the net proceeds of the sale of $864,000 to paydown the term loan secured by such parcel in accordance with provisions of the loan. The net proceeds were applied toward the $3.0 million principal payment otherwise due in November 1996. The Company recognized a gain of $538,000 on the sale. At September 30, 1996, 63.4 acres remained to be sold.

Also in May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas for $266,000 in cash. In August 1996, the Company financed the residence for $173,000. The Company received

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

net financing proceeds of $168,000 after the payment of various closing costs associated with the financing. The loan bears interest at the prime rate plus 1%, currently 9.25% per annum, requires monthly principal and interest payments of $2,000 and matures August 16, 2008.

In June 1996, the Company purchased 442 acres of partially developed land in Denver, Colorado for $8.5 million. In connection with the acquisition, the Company obtained purchase money financing for $7.5 million and issued 15,000 shares of the Company's Series C 10% cumulative preferred stock with an aggregate liquidation value of $1.5 million. See NOTE 11. "PREFERRED STOCK." The excess financing proceeds of $500,000 were applied to the various closing costs associated with the acquisition in addition to $272,000 of such costs which the Company paid in cash. The loan bears interest at 15% per annum, requires monthly interest only payments at a rate of 12% with the remaining 3% being deferred and added to the principal balance of the loan. The principal balance, accrued and unpaid interest and a $600,000 "maturity fee" is due at maturity on June 1, 1998. The Company paid a real estate brokerage commission of $255,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM, the Company's advisor, based on the $8.5 million purchase price.

Also in June 1996, the Company sold for $120,000 in cash a tract of land in Midland, Michigan that was leased under a long-term land lease. The Company recognized a gain of $44,000 on the sale.

In October 1995, the Company purchased a 92.6 acre tract of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. The first phase closed in July 1996, as discussed below, and the second phase is to close on or before December 31, 1996.

In July 1996, the Company completed the first phase sale of 32.3 acres of the
72.5 acres for $4.9 million in cash. The Company applied the net proceeds of the sale, $4.7 million, to paydown the term loan, in accordance with its terms, in exchange for that lenders' release of its collateral interest in the 32.3 acres sold. The Company recognized a gain of $2.0 million on such sale.

Also in July 1996, the Company purchased 568 acres of partially developed land located in Houston, Texas for $6.2 million. The Company paid $451,000 in cash and obtained seller mortgage financing for $5.7 million. The loan bears interest at 9% per annum, requires a $500,000 principal and interest payment on November 1, 1996 and quarterly principal and interest payments of $145,000, thereafter. The Company made the November 1, 1996 principal and interest payment. The loan matures August 1, 1998. The Company paid a real estate brokerage commission of $187,000 to Carmel Realty based on the $6.2 million purchase price. In September 1996, the Company entered into a contract

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

to sell the land for a price in excess of the land's purchase price and carrying and estimated selling costs. The sale, should it be consummated, would close on December 1, 1997.

In August 1996, the Company purchased a pool of assets for $3.1 million from Southmark, consisting of a total of 151 acres of raw land in California, Indiana and Idaho, various percentage interests, ranging from 15% to 45%, in five partnerships and trusts that hold an unsecured note receivable with a principal balance of $3.4 million and Southmark's 19.2% limited partnership interest in SAMLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." To complete the acquisition, the Company borrowed an additional $3.0 million from the lender whose term loan is secured by the Company's 63.4 acres of land in Las Colinas, Texas. The term loan was amended to increase the loan amount from $10.9 million to $13.9 million. The $3.0 million advance is secured by the 122 acres of raw land purchased in California and the 19.2% limited partnership interest in SAMLP.

Also in August 1996, the Company purchased 280 acres of partially developed land in Dallas County, Texas for $13.5 million. The Company paid $3.8 million in cash and borrowed the remaining $9.7 million as the third advance under the term loan from the lender discussed above. The term loan was again amended increasing the term loan amount from $13.9 million to $19.5 million with an additional $4.0 million being loaned on an overline advance note. The amendment also changed the principal reduction payments to $2.0 million in November 1996 and $3.0 million on the last day of December 1996, March 1997, June 1997, September 1997 and January 1998, and adds 240 acres of the 280 acres of the land purchased as additional collateral on the term loan. All other terms of the term loan remained unchanged. The Company paid a real estate brokerage commission of $406,000 to Carmel Realty based on the $13.5 million purchase price.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1995, 176 of the residential lots had been sold. During 1996, 12 additional lots have been sold for an aggregate gain of $24,000. At September 30, 1996, 10 lots remained to be sold.

NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES

The Company's investment in real estate entities at September 30, 1996, includes (i) equity securities of three publicly traded real estate investment trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.      INVESTMENT IN REAL ESTATE ENTITIES (Continued)

joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 9. "MARGIN BORROWINGS."

The Company's investment in real estate entities, accounted for using the equity method, at September 30, 1996 was as follows:





                                                      Equivalent
             Percentage             Carrying           Investee
           of the Company's         Value of          Book Value                Market Value
             Ownership at        Investment at            at                  of Investment at
Investee  September 30, 1996   September 30, 1996  September 30, 1996        September 30, 1996
--------  ------------------   ------------------  ------------------        ------------------
  NRLP         52.9%              $   10,682          $         *               $    41,865
  CMET         39.0                   14,617              31,745                     17,564
  IORI         28.9                    2,765               6,247                      4,503
  TCI          29.6                    6,420              23,762                     11,758
                                  ----------                                    -----------
                                      34,484                                    $    75,690
                                                                                ===========
General partner interest in
  NRLP and NOLP                        8,847
Other equity investees                11,004
                                  ----------
                                  $   54,335
                                  ==========


--------------------
*         At September 30, 1996, NRLP reported a deficit partners' capital.
          The Company's share of NRLP's revaluation equity at December 31, 1995, was $161.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Set forth below is summarized results of operations for the Company's equity investees for the nine months ended September 30, 1996:

Equity investees owned over 50%:

    Revenues..........................................     $ 93,669
    Property operating expenses.......................      (60,760)
    Depreciation......................................       (8,087)
    Interest expense..................................      (26,019)
                                                           --------
    Net (loss)........................................     $ (1,197)
                                                           ========

The Company's share of over 50% owned equity investees' losses was $181,000 for the nine months ended September 30, 1996.

Equity investees owned less than 50%:

    Revenues.........................................................         $ 75,110
    Equity in (loss) of partnerships.................................             (246)
    Property operating expenses......................................          (51,770)
    Depreciation.....................................................          (10,647)
    Interest expense.................................................          (22,337)
    Provision for loss...............................................             (759)
                                                                              --------
    (Loss) before gains on sale of real estate and extraordinary
      gains..........................................................          (10,649)
    Gain on sale of real estate......................................           11,410
    Extraordinary gain...............................................            1,068
                                                                              --------
    Net income.......................................................         $  1,829
                                                                              ========

The Company's share of less than 50% owned equity investees' loss before gain on sale of real estate and extraordinary gains was $2.9 million for the nine months ended September 30, 1996. The Company's share of equity investees gains on sale of real estate and extraordinary gains was $4.6 million and $381,000, respectively, for the nine months ended September 30, 1996.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. In the first nine months of 1996, the Company received aggregate distributions of $8.6 million from the REITs and NRLP.

In the first nine months of 1996, the Company purchased a total of $944,000 of equity securities of the REITs and NRLP.

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

In July 1996, a newly formed limited partnership, of which the Company is 1% general partner, purchased 580 acres of land in Collin County, Texas for $5.7 million in cash. The Company paid $100,000 in cash with the remaining $5.6 million being contributed by the limited partner. The partnership agreement designates the Company as the managing general partner. The Partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on its investment before any sharing of partnership profits.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1995, 132 residential lots had been sold. In the first nine months of 1996 an additional 48 lots were sold. At September 30, 1996, 107 lots remained to be sold. For the nine months ended September 30, 1996, each partner had received $135,000 in return of capital distributions and $161,000 in profit distributions from the partnership.

NOTE 6.   OTHER EQUITY INVESTMENTS

In April 1996, a newly formed wholly-owned subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company is in negotiations with underwriters to take such subsidiary public by the first quarter of 1997. Accordingly, the Company believes its control of such subsidiary is temporary and therefore accounts for such subsidiary under the equity method.

NOTE 7.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first nine months of 1996, the Company purchased $21.3 million and sold $22.6 million of such securities. These equity securities are consid-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

ered a trading portfolio and are carried at market value. At September 30, 1996, the Company recognized an unrealized increase in the market value of its trading portfolio securities of $598,000. Also in the first nine months of 1996, the Company realized a net loss of $5,000 from the sale of trading portfolio securities and received $200,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.      NOTES AND INTEREST PAYABLE

In April 1996, the Company refinanced the $5.1 million first and second lien debt related to the Denver Merchandise Mart in Denver, Colorado for $15.0 million. The new loan is secured by a first lien mortgage against the Denver Merchandise Mart and a pledge of 632,000 newly issued shares of the Company's common stock. See NOTE 10. "COMMON STOCK." The Company received net refinancing proceeds of $7.8 million after the payoff of the first and second lien debt, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing. The new loan bears interest at the prime rate plus 2.25%, currently 10.5% per annum, requires monthly principal and interest payments of $142,000 and matures October 31, 1997. The Company paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based upon the $15.0 million refinancing.

In August 1996, the Company refinanced the $2.4 million first lien mortgage secured by the Rosedale Towers Office Building in Roseville, Minnesota for $2.8 million. The Company received net refinancing proceeds of $154,000 after the payoff of the existing mortgage debt and payment of various closing costs associated with the refinancing. The Company also received 282,352 shares of Common Stock of the Company that it had pledged as additional collateral on the refinanced mortgage debt. Such shares are held as treasury stock by the Company. The new loan bears interest at 9.05% per annum, requires monthly principal and interest payments of $24,000 and matures August 16, 2006. The Company paid BCM a mortgage brokerage and equity refinancing fee of $28,000 based upon the $2.8 million refinancing.

Also in August 1996, the Company financed the Inn at the Mart in Denver, Colorado for $2.0 million to facilitate renovation of the property. The Company received net financing proceeds of $890,000 after the payment of various closing costs associated with the financing and a $1.1 million renovation holdback. The Company expects the lender to advance the $1.1 million renovation holdback by December 1996. The new loan bears interest at the prime rate plus 2.25%, currently 10.50% per annum and requires monthly interest only payments through February 1, 1998. Commencing March 1, 1998, monthly payments of interest plus a $3,000 principal paydown are required until maturity on September 1, 2001. The Company paid BCM a mortgage brokerage and equity refinancing fee of $9,500 based upon the $2.0 million financing net of the $1.1 million renovation holdback.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.      NOTES AND INTEREST PAYABLE (Continued)

In October 1996, the Company completed the sale of $1.1 million in 11-1/2% senior subordinated notes in a private placement. The notes require interest to be paid semi-annually on March 31 and September 30 of each year commencing March 31, 1997 and are due on September 30, 1999, subject to the right of the Company to call the notes for early redemption at no penalty or premium to the Company.

NOTE 9.      MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 6.5% to 9.25%. Margin borrowings totaled $36.8 million at September 30, 1996.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance. The Company received $1.9 million in cash after the payment of $617,000 in various closing costs associated with the financing and a $17.8 million holdback, pending the lender's receipt of the remaining NRLP units as collateral. As of October 31, 1996, the Company had pledged 3,208,119 NRLP units with a market value of $39.8 million and the lender had released $16.8 million of the holdback directly to the brokerage firms in payment of the margin debt related to the NRLP units received. The lender is to receive the final 200,600 NRLP units with a market value of $2.4 million in November 1996. These NRLP units are currently being held as additional collateral on the term loan secured by the Company's 63.4 acres of Las Colinas land and will be released upon receipt of a $2.0 million term loan paydown in November 1996.
See NOTE 4. "REAL ESTATE." The $20.3 million margin loan bears interest at the 30 day LIBOR rate plus 4.50%, currently 9.94% per annum, requires monthly interest only payments and matures the earlier of August 30, 1999 or the refinancing of NRLP's secured debt. The Company paid BCM a mortgage brokerage and equity refinancing fee of $203,300 based upon the $20.3 million financing.

Also in August 1996, the Company obtained a $2.0 million margin loan from a financial institution secured by a pledge of $4.0 million of previously unencumbered equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM. The Company received $1,966,000 in net cash after the payment of closing costs associated with the margin loan. The loan bears interest at the prime rate plus 2.25%, currently 10.50% per annum, requires monthly interest only payments and matures August 2, 1997.

In September 1996, the same lender made a second $2.0 million loan. The second margin loan is secured by a pledge of $5.0 million previously unencumbered equity securities of the REITs owned by the Company and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.      MARGIN BORROWINGS (Continued)

Common Stock of the Company owned by BCM. The Company received $1,970,000 in net cash after the payment of closing costs associated with the margin loan. The margin loan bears interest at the prime rate plus 2.25%, currently 10.50% per annum, requires interest only payments and matures September 27, 1997.

NOTE 10.     COMMON STOCK

At September 30, 1996 and December 31, 1995, there were authorized 16,667,000 shares of Common Stock, par value $.01 per share, of which 6,739,540 and 5,858,328 shares were outstanding at the respective dates. The increase in Common shares outstanding is described below.

In April 1996, the Company issued 250,000 shares of Common Stock to ND Investments, Inc., a wholly-owned subsidiary of the Company, which pledged such shares as additional collateral for the loan secured by the 92.6 acres of partially developed land in Las Colinas, Texas. See NOTE 4. "REAL ESTATE."

Also in April 1996, the Company issued 632,000 shares of Common Stock to Garden Capital Merchandise Mart, Inc., a wholly-owned subsidiary of the Company, which pledged such shares as additional collateral for the loan secured by the Denver Merchandise Mart, in Denver, Colorado. See NOTE 8. "NOTES AND INTEREST PAYABLE."

On June 12, 1996, the Company's Board of Directors announced the resumption of the payment of dividends on the Company's Common Stock with the declaration of a second quarter dividend of $.10 per share. The Company had last paid dividends on May 15, 1990. The initial distribution totaling $674,000 was paid on July 8, 1996 to stockholders of record on June 21, 1996. On September 30, 1996, the Company paid a third quarter dividend of $.10 per share totaling $674,000 distributed to stockholders of record on September 13, 1996. Future distributions to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

Also on June 12, 1996, the Company announced the redemption of the outstanding share purchase rights for $.01 per right. As of the date of redemption, each share of Common Stock represented 1.5 share rights. The redemption proceeds totaling $101,000 were also distributed on July 8, 1996 to stockholders of record on June 21, 1996. These rights were initially distributed to stockholders on April 23, 1990.

NOTE 11.    PREFERRED STOCK

In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% cumulative Preferred Stock, par value $2.00 per share, and a liquidation value of $100 per share out of the 20,000,000 shares authorized. The Series B

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 11.    PREFERRED STOCK (Continued)

Preferred Stock consists of a maximum of 4,000 shares, all of which were sold April 4, 1996 for $400,000 in cash in a private transaction. Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. As of September 30, 1996, the Company has paid dividends totaling $16,000 on the Series B Preferred Stock.

In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% cumulative Preferred Stock, par value $2.00 per share, and a liquidation value of $100 per share out of the 20,000,000 shares authorized. The Series C Preferred Stock consists of a maximum of 16,500 shares, of which 15,000 were issued on June 4, 1996 in connection with the purchase of 442 acres of partially developed land in Denver, Colorado. See NOTE 4. "REAL ESTATE." Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The dividends for the first four quarters are to be paid with additional shares of Series C Preferred Stock. On June 30, 1996, the Company issued 111 shares of Series C Preferred Stock to stockholders of record on June 15, 1996 and on September 30, 1996, the Company issued an additional 378 shares of Series C Preferred Stock to stockholders of record on September 15, 1996.


NOTE 12.    INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the nine months ended September 30, 1996.


NOTE 13.    COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provides opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at September 30, 1996 and December 31, 1995 aggregated $1.1 million. Although the Company anticipates that during the remainder of 1996 it will generate excess cash flow from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt and interest payment obligations as they come due. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1995, notes payable totaling $26.4 million had scheduled maturities during 1996. Through September 30, 1996 the Company has paid a total of $10.9 million of such debt and refinanced an additional $12.1 million. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $3.4 million of debt obligations that mature during the remainder of 1996. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1996. Such increase is expected to be derived from operations of the Denver Merchandise Mart, the Kansas City Holiday Inn and the Oak Tree Village Shopping Center. The Company also expects continued lot sales at its Texas residential subdivisions and substantial sales of its land holdings to generate additional cash flow.

In March 1996, the Company sold 2.3 acres of the 74.9 acre parcel in Las Colinas, Texas for $961,000 in cash. In accordance with the provisions of the term loan, the Company applied the $891,000 net proceeds of the sale to pay down the term loan.

In April 1996, a subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity that had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. See NOTE 6. "OTHER EQUITY INVESTMENTS."

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

Also in May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas for $266,000 in cash. In August 1996, the Company financed the residence for $173,000. The Company received net financing proceeds of $168,000 after the payment of various closing costs associated with the financing.

In June 1996, the Company purchased 442 acres of partially developed land in Denver, Colorado for $8.5 million. In connection with the purchase, the Company obtained purchase money financing of $7.5 million and issued 15,000 shares of the Company's Series C 10% cumulative Preferred Stock with an aggregate liquidation value of $1.5 million. The excess financing proceeds of $500,000 was applied to the various closing costs associated with the acquisition in addition to $272,000 of such costs paid by the Company.

Also in June 1996, the Company sold a tract of land that was leased under a long-term ground lease for $120,000 in cash.

In July 1996, a newly formed limited partnership of which the Company is the general partner acquired 580 acres of land in Collin County, Texas for $5.7 million in cash. The Company paid $100,000 in cash with the remaining $5.6 million being contributed by the limited partner.

In October 1995, the Company purchased 92.6 acres of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sale 72.5 of the 92.6 acres for $12.9 million in cash. In July 1996, the Company closed the first phase of the contract selling 32.3 acres for $4.9 million in cash. In accordance with the provisions of the term loan, the Company applied the $4.7 million net proceeds to paydown the term loan in exchange for that lender's release of its collateral interest in such land.

In July 1996, the Company purchased 568 acres of partially developed land in Houston, Texas for $6.2 million. The Company paid $451,000 in cash and obtained seller mortgage financing for the remaining $5.7 million of the purchase price.

In August 1996, the Company purchased a pool of assets for $3.1 million, from Southmark Corporation ("Southmark") consisting of raw land totaling 151 acres in California, Indiana and Idaho, various percentage interests, ranging from 15% to 45%, in five partnerships and trusts that hold an unsecured note receivable with a principal balance of $3.4 million and Southmark's 19.2% limited partnership interest in Syntek Asset Management, L.P. ("SAMLP"). In connection with the acquisition, the Company borrowed $3.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in August 1996, the Company purchased 280 acres of partially developed land in Dallas County, Texas for $13.5 million. The Company paid $3.8 million in cash and borrowed the remaining $9.7 million of the purchase price.

On June 12, 1996, the Company's Board of Directors announced the resumption of dividend payments at the initial rate of $.10 per share. Through September 30, 1996, the Company has paid dividends totaling $.20 per share or $1.3 million.

Also on June 12, 1996, the Company announced the redemption of the share purchase rights for $.01 per right. The redemption price, totaling $101,000, was paid on July 8, 1996 to stockholders of record on June 21, 1996.

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

The Company expects that it will be necessary for it to sell $10.0 million, $9.1 million and $23.0 million of such land during the remainder of 1996 and in each of the next two years, respectively, to satisfy the debt on land holdings as it matures. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

Notes Receivable. The Company has received $640,000 in principal payments on its notes receivable in the nine months ended September 30, 1996.

At September 30, 1996, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The borrower had failed to make the required payments of principal and interest since December 1, 1994. The Company accelerated the note and instituted foreclosure proceedings, as well as actions against the guarantors of the note. Effective September 1, 1995, the note was extended to September 1, 1996, requiring a $68,000 principal reduction payment with the monthly

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

interest, quarterly principal payments and all other terms remaining the same. The Company received $43,000 of the required principal reduction payment in 1995 and received the remaining $25,000 in 1996 as well as the required first and second quarterly principal reduction payments totaling $50,000. The Company and the borrower have again agreed to extend the mortgage note receivable's maturity date to September 1, 1997. The extension required an additional $90,000 principal reduction payment payable in three equal monthly installments beginning November 1, 1996. The monthly interest, quarterly principal reduction payments of $25,000 and all other terms remain the same. The first $25,000 quarterly principal reduction payment is due December 1, 1996. The principal balance of the note was $179,000 at September 30, 1996 and the note is now performing in accordance with its terms.

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

Also in April 1996, the Company refinanced $5.1 million of first and second lien mortgage debt secured by the Denver Merchandise Mart for $15.0 million. The Company received net refinancing proceeds of $7.8 million after the payoff of the first and second lien debt, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing.

In August 1996, the Company refinanced the $2.4 million first lien mortgage debt secured by the Rosedale Towers Office Building in Roseville, Minnesota for $2.8 million. The Company received net refinancing proceeds of $154,000 after the payoff of the first lien debt of $2.4 million and payment of various closing costs associated with the refinancing. The Company also received 282,352 shares of Common Stock of the Company that it had pledged as additional collateral on the existing mortgage debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in August 1996, the Company financed the previously unencumbered Inn at the Mart in Denver, Colorado for $2.0 million to facilitate renovating the property. The Company received net financing proceeds of $890,000 after the payment of various closing costs associated with the financing and a $1.1 million renovation holdback. The Company expects the lender to advance the $1.1 million renovation holdback by December 1996.

In October 1996, the Company completed the sale of $1.1 million in 11-1/2% senior subordinated notes in a private placement.

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

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the REITs, and the Company's trading portfolio and bear interest rates ranging from 6.5% to 9.25%. Margin borrowing totaled $36.8 million at September 30, 1996.

In August 1996, the Company consolidated its existing NRLP margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance. The Company received $1.9 million in cash after the payment of $617,000 in various closing costs associated with the financing and a $17.8 million holdback, pending the lender's receipt of the remaining NRLP units as collateral. As of October 31, 1996, the Company had pledged 3,208,119 NRLP units with a market value of $39.8 million and the lender had released $16.8 million of the holdback directly to the brokerage firms in payment of the margin debt related to the NRLP units pledged. The lender is to receive the final 200,600 NRLP units with a market value of $2.4 million in November 1996. These NRLP units are currently being held as additional collateral on the term loan secured by the Company's 63.4 acres of Las Colinas land and will be released upon receipt of a $2.0 million term loan paydown in November 1996.
See NOTE 4. "REAL ESTATE."

Also in August 1996, the Company obtained a $2.0 million margin loan from a financial institution secured by a pledge of $4.0 million of previously unencumbered equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM. The Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

received $1,966,000 in net cash after the payment of closing costs associated with the margin loan. The loan bears interest at the prime rate plus 2.25%, currently 10.50% per annum, requires monthly interest only payments and matures August 2, 1997.

In September 1996, the same lender made a second $2.0 million loan. The second margin loan is secured by a pledge of $5.0 million previously unencumbered equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM. The Company received $1,970,000 in net cash after the payment of closing costs associated with the margin loan. The margin loan bears interest at the prime rate plus 2.25%, currently 10.50% per annum, requires interest only payments and matures September 27, 1997.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. The Company received distributions totaling $8.6 million in the first nine months of 1996 from the REITs and NRLP.

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

The Amended and Restated Implementation Agreement has been submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") for tentative approval and approval of the notice to be sent to the original class members. On September 23, 1996, the Supervising Judge entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP's unitholders for a vote. In addition, the unitholders will vote upon amendments to the NRLP's Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the first quarter of 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment of a Receiver and Collateral Relief with the Superior Court of California in and for the County of San Mateo. The motion alleges that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement. The motion requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that the Company be ordered to deliver to the court all NRLP units which had been purchased by the Company since August 7, 1991. A hearing was held on this motion on October 4, 1996, and the court took the matter under submission. No ruling has been made on this matter.

Results of Operations

For the three months ended September 30, 1996, the Company reported net income of $770,000, compared to net income of $1.2 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company had a net loss of $1.6 million compared with a net loss of $3.1 million for the nine months ended September 30, 1995. The primary factors effecting the Company's three and nine month results are discussed in the following paragraphs.

Rents increased from $5.2 million and $14.2 million for the three and nine months ended September 30, 1995 to $5.3 million and $14.7 million for the three and nine months ended September 30, 1996. The increases are principally due to the Company obtaining the Oak Tree Village Shopping Center in November 1995 combined with increases in rents from the Denver Merchandise Mart, Kansas City Holiday Inn and rents from a ground lease on land in Atlanta, Georgia.

Interest income from mortgage notes receivable decreased from $1.2 million and $3.8 million for the three and nine months ended September 30, 1995 to $1.1 million and $3.4 million for the three and nine months ended September 30, 1996. The decrease is due to the payoff of a mortgage note receivable in February 1995 and $640,000 in principal paydowns on other of the Company's notes receivable in the nine months ended September 30, 1996. Interest income for the remainder of 1996 is expected to approximate that of the third quarter.

Other income increased from $739,000 for the three months ended September 30, 1995 to $824,000 for the three months ended September 30, 1996 and increased from $700,000 for the nine months ended September 30, 1995 to $1.3 million for the nine months ended September 30, 1996. The increase in other income for the three months ended September 30, 1996 is due to a $768,000 increase in gains from the sale of trading portfolio securities offset by a $128,000 decrease in dividend income from trading portfolio securities and a $556,000 increase in unrealized losses. The nine month improvement is due to recognizing $598,000 of unrealized gains on trading portfolio securities in 1996 compared to a $408,000 unrealized loss in 1995 and an increase of $181,000 in pre-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

ferred return distributions on a partnership interest. This is offset by a $622,000 decrease in dividend income from trading portfolio securities.

Property operating expenses increased from $3.0 million and $10.2 million for the three and nine months ended September 30, 1995 to $3.6 million and $11.2 million for the three and nine months ended September 30, 1996. Of this increase, $267,000 and $857,000 for the three and nine months ended September 30, 1996 is due to obtaining the Oaktree Shopping Center in November 1995 and the purchase of six parcels of land in 1995 and 1996.

Interest expense increased from $2.4 million and $6.1 million for the three and nine months ended September 30, 1995 to $4.2 million and $10.7 million for the three and nine months ended September 30, 1996. The increases are primarily attributable to debt refinancings and the debt incurred related to the purchase of six parcels of land in 1995 and 1996 and the Oaktree Shopping Center obtained in November 1995. The increase for the nine months ended September 30, 1996 is offset by a $161,000 decrease in interest expense due to the sale of the Boulevard Villa Apartments in February 1995. Interest expense for the remainder of 1996 is expected to approximate that of the third quarter.

Advisory and mortgage servicing fees increased from $328,000 and $871,000 for the three and nine months ended September 30, 1995 to $392,000 and $1.1 million for the three and nine months ended September 30, 1996. The increases are primarily attributable to the Company's increase in gross assets, the basis for such fee.

General and administrative expenses increased from $382,000 and $1.6 million for the three and nine months ended September 30, 1995 to $618,000 and $1.9 million for the three and nine months ended September 30, 1996. The increases are primarily attributable to legal expenses incurred in 1996 relating to acquisitions and refinancings and an increase in advisor cost reimbursements.

Depreciation and amortization of $429,000 and $1.3 million for the three and nine months ended September 30, 1996 approximate the $416,000 and $1.3 million for the three and nine months ended September 30, 1995.

Equity in losses of investees improved from a loss of $1.4 million and $4.4 million for the three and nine months ended September 30, 1995 to a loss of $702,000 and $3.1 million for the three and nine months ended September 30, 1996. The decrease in equity losses is attributable to a decrease in the combined operating losses of the equity investees from a combined operating loss of $4.5 million and $14.1 million for the three and nine months ended September 30, 1995 to a combined operating loss of $3.1 million and $11.8 million for the three and nine months ended September 30, 1996. Such improvement is generally attributable to improved occupancy and increased rental rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

For the nine months ended September 30, 1995, the Company recognized $671,000 of minority interest expense. The expense is attributable to the termination of a joint venture partnership in which the Company held a 60% interest in June 1995.

Gains on sale of real estate were $3.3 million and $7.8 million for the three and nine months ended September 30, 1996 compared to $1.6 million and $2.5 million for the three and nine months ended September 30, 1995. For the three months ended September 30, 1996, the Company recognized a $2.0 million gain on the sale of 32.3 acres of the 92.6 acres tract of land in Las Colinas, Texas, a $13,000 gain on the sale of four residential lots and a $1.3 million gain representing the Company's equity share of the REITs gain on sale of real estate. In the three months ended September 30, 1995, the Company recognized a $1.5 million gain on the sale of 6.9 acres of partially developed land in Las Colinas, Texas. The first nine months of 1996 includes an additional $1.1 million gain on the sale of 4.6 acres of land in Las Colinas, Texas, a $44,000 gain on the sale of a parcel of land in Midland, Michigan, an $11,000 gain on the sale of eight residential lots and a $3.3 million gain representing the Company's equity share of the REITs' gain on the sale of real estate. The first nine months of 1995 includes an additional $924,000 gain on the sale of Boulevard Villas in February and a $24,000 gain on the sale of the final four lots in a joint venture.

The Company reported extraordinary gains of $121,000 and $381,000 for the three and nine months ended September 30, 1996 compared to $431,000 and $758,000 for the three and nine months ended September 30, 1995. The extraordinary gain for the three months ended September 30, 1996 represents the Company's share of its equity investees' extraordinary gain from the early payoff of debt. The first nine months of 1996 includes an additional extraordinary gain of $13,000 which represents the Company's share of an equity investee's extraordinary gain from the early payoff of debt and $247,000 represents the Company's share of an equity investee's extraordinary gain relating to an insurance settlement from a fire loss. For the three and nine months ended September 30, 1995, the extraordinary gains also represent the Company's share of an equity investee's extraordinary gain from the early payoff of debt.

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

The adoption of SFAS No. 121 had no effect on the Company's net loss for the nine months ended September 30, 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated and none of the Company's other long lived assets are considered to be impaired.

                          PART II.  OTHER INFORMATION


ITEM 5.     OTHER INFORMATION


See NOTE 10. "COMMON STOCK" and NOTE 11. "PREFERRED STOCK" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information regarding the issuance of securities and related transactions thereto.

See NOTE 8. "NOTES AND INTEREST PAYABLE" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in PART I for information regarding the sale of 11-1/2% senior subordinated notes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.


Exhibit
Number                                    Description
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


                                         AMERICAN REALTY TRUST, INC.





Date:   November 13, 1996            By:   /s/ KARL L. BLAHA
     ------------------------            -----------------------------------
                                         Karl L. Blaha
                                         President


Date:   November 13, 1996            By:   /s/ THOMAS A. HOLLAND
     ------------------------            -----------------------------------
                                         Thomas A. Holland
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 1996


Exhibit                                                                   Page
Number                        Description                                Number
-------    ---------------------------------------------------           ------

27.0       Financial Data Schedule                                         36