Form 10-K405
period 1996-12-31
AMERICAN REALTY TRUST INC ET AL
filed 1997-03-31
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 1-9948

                          AMERICAN REALTY TRUST, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Georgia                                               54-0697989
-------------------------------                            -----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas               75231
--------------------------------------------------------             ---------
      (Address of Principal Executive Offices)                       (Zip Code)

                                    (214) 692-4700
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
    Title of each class                             which registered
----------------------------                      ------------------------
Common Stock, $.01 par value                      New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the Registrant had 12,914,644 shares of Common Stock outstanding. Of the total shares outstanding 2,728,433 were held by other than those who may be deemed to be affiliates, for an aggregate value of $35,470,000 based on the closing price on the New York Stock Exchange on March 14, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
    Consolidated Financial Statements of National Realty, L.P.; Commission
                                File No. 1-9648
  Consolidated Financial Statements of Continental Mortgage and Equity Trust;
                          Commission File No. 0-10503
 Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.;
                           Commission File No. 1-9525
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                           Commission File No. 1-9240

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                       Page
                                                                       ----
                                     PART I
Item 1.          Business.........................................     3

Item 2.          Properties.......................................     7

Item 3.          Legal Proceedings................................     31

Item 4.          Submission of Matters to a Vote of Security
                    Holders.......................................     31


                                    PART II

Item 5.          Market for Registrant's Common Equity and
                    Related Stockholder Matters...................     31

Item 6.          Selected Financial Data..........................     34

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........     35

Item 8.          Consolidated Financial Statements and
                    Supplementary Data............................     47

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...........     92


                                    PART III

Item 10.         Directors, Executive Officers and Advisor of the
                    Registrant....................................     92

Item 11.         Executive Compensation...........................     101

Item 12.         Security Ownership of Certain Beneficial Owners
                    and Management................................     104

Item 13.         Certain Relationships and Related Transactions...     106


                                    PART IV

Item 14.         Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K...........................     109

Signature Page....................................................     113

                                     PART I


ITEM 1.        BUSINESS

American Realty Trust, Inc. (the "Company" or the "Registrant"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961.

Business Plan and Investment Policy

The Company's primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Company's plan of operation is to continue to the extent its liquidity permits, to make equity investments in income producing real estate such as apartment complexes and commercial properties or equity securities of real estate-related entities. The Company also intends to pursue higher risk, higher reward investments, such as developed, partially developed and undeveloped land where it can obtain financing of substantially all of a property's purchase price. The Company intends to seek selected dispositions of certain of its assets, in particular certain of its land holdings, where the prices obtainable for such assets justify their disposition. The Company intends to continue to service and hold for investment its mortgage notes. The Company also intends to pursue its rights vigorously with respect to mortgage notes receivable that are in default.

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

The specific composition of the Company's real estate and mortgage notes receivable portfolios will depend largely on the judgment of the Company's management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. The Company's management intends to continue to maintain real estate and mortgage notes receivable portfolios diversified by location and type of property.

In addition to its equity investments in real estate and mortgage notes, the Company has also invested in private and open market purchases of the equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in National Realty, L.P. ("NRLP"). See ITEM 2. "PROPERTIES - Investments in Real Estate Investment Trusts and Real Estate Partnerships."

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

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company until June 4, 1996, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. As of March 14, 1997, BCM owned 5,115,060 shares of the Company's Common Stock, approximately 39.6% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM has been providing advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORI and TCI. Randall M. Paulson, Bruce A. Endendyk and Thomas A. Holland, executive officers of the Company, are also executive officers of CMET, IORI and TCI. Oscar W. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997. Randall M. Paulson, Executive Vice President of the Company, serves as President and sole director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Mr. Phillips is also a general partner of SAMLP and served as a director and Chief Executive Officer of SAMI until May 15, 1996. SAMI is a company owned by BCM. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property- level management of the Company's hotels, shopping centers, one of its office buildings and the Denver Merchandise Mart to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Affiliates of the Advisor are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to the hotels, competition is also based upon market served, i.e., transient, commercial or group users. The Company's management believes that general economic circumstances and trends and the development of new or renovated properties in the vicinity of each of the Company's properties, in particular its developed, partially developed and undeveloped land, are also competitive factors.

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

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth quakes, hurricanes and other acts of God and other factors beyond the

Certain Factors Associated with Real Estate and Related Investments
(Continued)

control of the Company's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions, in particular developed, partially developed and undeveloped land, and mortgage lending are concentrated in any particular region the advantages of geographic diversification may be mitigated.

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

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1996 are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

At December 31, 1996, no single asset of the Company accounted for 10% or more of its total assets. At December 31, 1996, 51% of the Company's assets consisted of real estate, 23% consisted of notes and interest receivable and 24% consisted of investments in the equity securities of CMET, IORI, TCI and NRLP. The remaining 2% of the Company's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

For the year ended December 31, 1996, gross revenues for each of the Denver Merchandise Mart in Denver, Colorado and the Kansas City Holiday Inn in Kansas City, Missouri exceeded 10% of the Company's total revenue. The Denver Merchandise Mart was acquired in March 1994 and the Kansas City Holiday Inn was obtained through foreclosure in March 1993. For information regarding occupancy and rental rates, see the table under "Properties Held for Investment" below. Neither property had a single tenant occupying 10% or more of their respective rentable square footage.

At December 31, 1996, the Company's real estate was located in the Midwest, Southwest, Mountain, and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in various geographic regions of the continental United States, with a concentration in the Mountain region, as shown more specifically in the table under "Mortgage Loans" below.









                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Company has divided the continental United States into the following six geographic regions.

     Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company has no properties in this region.

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has one hotel in this region.

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

Excluded from the above are 17 parcels of developed, partially developed and undeveloped land and a single family residence in Dallas, Texas as described below.

Real Estate

At December 31, 1996, approximately 75% of the Company's assets were invested in real estate and the equity securities of real estate entities. The Company has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of CMET, IORI, TCI and NRLP.

Types of Real Estate Investments. The Company's real estate consists of commercial properties (office buildings, shopping centers and a merchandise mart), hotels and developed, partially developed and undeveloped land. In selecting new real estate investments, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt

ITEM 2.            PROPERTIES (Continued)
and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

Although the Company has typically invested in developed real estate, the Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, the Company would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 1996, the Company had no properties on which significant capital improvements were in process.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's owned real estate (excluding the 17 parcels of developed, partially developed and undeveloped land, and a single family residence, described below) at December 31, 1996.

                                   Commercial
       Region                      Properties         Hotels
     ---------                     ----------         --------
     Midwest...............          60%                 34%
     Mountain..............          20                  33
     Southwest.............          20                   -
     Southeast.............           -                  33
                                    ---                 ---
                                    100%                100%

The foregoing table is based solely on the commercial square footage and hotel rooms owned by the Company, and does not reflect the value of the Company's investment in each region. Excluded from the above table are a single family residence in Dallas, Texas and 17 parcels of developed, partially developed and undeveloped land consisting of: 10 developed residential lots in a residential subdivision in Fort Worth, Texas, 2 parcels of partially developed land in Las Colinas, Texas, totaling 128.3 acres, 3.5 acres of undeveloped land in downtown Atlanta, Georgia, 42.7 acres of partially developed land in Denver, Colorado,
567.7 acres of partially developed land in Houston, Texas, 280.0 acres of partially developed land in Dallas, Texas, 78.45 acres of partially developed land in Lewisville, Texas, 452.0 acres of partially developed land in Irving, Texas, 420.0 acres of undeveloped land in Duchense, Utah, 82.4 acres of undeveloped land in Oceanside, California, and 6 additional parcels of land totaling approximately 74.5 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

Real Estate (Continued)

A summary of the activity in the Company's owned real estate portfolio during 1996 is as follows:

     Owned properties in real estate portfolio at January 1, 1996.    15*
     Properties acquired through purchase.........................    12
     Properties sold..............................................    (1)
                                                                      --
     Owned properties in real estate portfolio at
        December 31, 1996..........................................   26*
                                                                      ==


---------------

* Includes one residential subdivision with 22 developed residential lots at January 1, 1996, and 10 developed residential lots at December 31, 1996.

Properties Held for Investment. Set forth below are the Company's properties held for investment and the average annual rental rate for commercial properties and the average daily room rate for hotels and occupancy at December 31, 1996, 1995 and 1994 for commercial properties and average occupancy during 1996, 1995 and 1994 for hotels:

                                                                   Rent Per Square Foot
                                                                     Average Room Rate                 Occupancy
                                            Square Footage/    --------------------------   -------------------------
    Property             Location                Rooms          1996      1995      1994     1996      1995      1994
-----------------     --------------        ---------------    ------    ------    ------   ------    ------    -----
Office Building
Rosedale Towers       Minneapolis, MN          84,798 Sq.Ft.    $14.88   $13.16    $14.46        91%       90%      94%

Shopping Center
Oak Tree Village      Lubbock, TX              45,623 Sq.Ft.      7.98     7.34       *          89%       91%       *
Park Plaza            Manitowoc, WI           105,507 Sq.Ft.      5.61     5.72      5.65       100%       93%      93%

Merchandise Mart
Denver Mart           Denver, CO              509,008 Sq.Ft.     15.33    14.53     14.18        95%       96%      97%

Hotels
Best Western          Virginia Beach, VA          110 Rooms      41.11     *         *           42%        *        *
 Oceanside
Inn at the Mart       Denver, CO                  156 Rooms      46.66    44.69     42.38        36%       40%      42%
Kansas City
 Holiday Inn          Kansas City, MO             196 Rooms      66.46    61.66     52.47        79%       75%      75%

Single Family
Residence
Tavel Circle          Dallas, TX                2,271 Sq.Ft.


*  Property was acquired in 1996 or 1995.

Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

ITEM 2.           PROPERTIES (Continued)

In April 1996, the Company refinanced the $5.1 million of mortgage debt secured by the Denver Merchandise Mart in Denver, Colorado for $15.0 million. The new loan is secured by a mortgage against the Denver Merchandise Mart and a pledge of 1,264,000 newly issued shares of the Company's Common Stock. The Company received net refinancing proceeds of $7.8 million after the payoff of the existing mortgage debt, purchasing the ground lease on the Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing. The new loan bears interest at a variable rate, currently 10.5% per annum, requires monthly principal and interest payments of $142,000 and matures in October 1997. The Company paid BCM a mortgage brokerage and equity refinancing fee of $150,000 based upon the $15.0 million refinancing.

In May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas, for $266,000 in cash. In August 1996, the Company obtained mortgage financing on the residence in the amount of $173,000. The Company received net financing proceeds of $168,000 after the payment of various closing costs associated with the financing. The loan bears interest at a variable rate, currently 9.25% per annum, requires monthly principal and interest payments of $2,000 and matures in August 2008. The residence is currently being leased.

In August 1996, the Company refinanced the $2.4 million of mortgage debt secured by the Rosedale Towers Office Building in Roseville, Minnesota for $2.8 million. The Company received net refinancing proceeds of $154,000 after the payoff of the existing mortgage debt and payment of various closing costs associated with the refinancing. The Company also received 564,704 shares of Common Stock of the Company that it had pledged as additional collateral on the retired mortgage debt. The new loan bears interest at 9.05% per annum, requires monthly principal and interest payments of $24,000 and matures in August 2006. The Company paid BCM a mortgage brokerage and equity refinancing fee of $28,000 based upon the $2.8 million refinancing.

Also in August 1996, the Company financed the previously unencumbered Inn at the Mart in Denver, Colorado for $2.0 million to facilitate renovation of the property. The Company received net financing proceeds of $890,000 after the payment of various closing costs associated with the financing and a $1.1 million renovation holdback. The lender advanced the $1.1 million renovation holdback in December 1996. The new loan bears interest at a variable rate, currently 10.50% per annum and requires monthly interest only payments through February 1, 1998. Commencing March 1, 1998, monthly payments of interest plus a $3,000 principal paydown are required until maturity on September 1, 2001. The Company paid BCM a mortgage brokerage and equity refinancing fee of $9,500 based upon the $2.0 million financing.

In December 1996, the Company purchased the Best Western Oceanside Hotel in Virginia Beach, Virginia, for $6.8 million. The Company acquired the property through Ocean Beach Partners, L.P. ("Ocean LP"), a newly formed partnership of which a wholly-owned subsidiary of the Company is

ITEM 2.           PROPERTIES (Continued)
the 1% general partner and the Company is the 99% Class B limited partner. In conjunction with the acquisition, Ocean, LP issued 1,813,660 Class A limited partner units in Ocean LP having an agreed value of $1.00 per partnership unit to the former owners of the property. The Class A limited partner units are entitled to a $.095 per unit annual preferred return. The Class A limited partners do not otherwise participate in the income, loss or cash flow of the partnership. The Class A limited partner units may be exchanged for Series D Cumulative Preferred Stock in the Company at a rate of 20 units per share of Preferred Stock. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." The Company obtained new mortgage financing for the remaining $5.0 million of the purchase price. The mortgage bears interest at 9.94% per annum, requires monthly payments of principal and interest of $49,000 and matures in January 2007.

In December 1996, the Company obtained second lien financing on the Kansas City Holiday Inn in Kansas City, Missouri, of $3.2 million. The Company received net financing proceeds of $3.0 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 15% per annum, requires monthly interest payments of $41,000 and matures in February 1999.

Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily undeveloped, partially developed and undeveloped land, and the average annual rental rate and an occupancy at December 31, 1996, 1995, and 1994 of its commercial property:


                                                                 Rent Per Square Foot                Occupancy
                                             Acres/Lots/       ------------------------     ------------------------
    Property             Location          Square Footage      1996      1995      1994     1996      1995      1994
-----------------     --------------       ---------------    ------    ------    ------   ------    ------    -----
Office Building
---------------
Mopac                 St. Louis, MO        400,000 Sq. Ft.    $   .16   $  .17    $  .14     100%      100%    100%

Land
--------------
Atlanta               Atlanta, GA              3.5 Acres
Las Colinas I         Las Colinas, TX         68.0 Acres
BP Las Colinas        Las Colinas, TX         60.3 Acres
Rivertrails I         Ft. Worth, TX           10.0 Lots
Parkfield             Denver, CO             442.7 Acres
Pin Oak               Houston, TX            567.7 Acres
Valwood               Dallas, TX             280.0 Acres
Lewisville            Lewisville, TX          78.5 Acres
Valley Ranch          Irving, TX             452.0 Acres
Jeffries Ranch        Oceanside, CA           82.4 Acres
Bad Lands             Duchense, Utah         420.0 Acres
Other
 (6 properties)       Various                 74.5 Acres

In October 1995, the Company purchased BP Las Colinas, a 92.6 acre parcel of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres of such parcel for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres for $4.9 million in cash. In accordance with the terms of the term loan secured by such property, the Company applied the net

ITEM 2.           PROPERTIES (Continued)
proceeds of the sale, $4.7 million, to pay down the term loan, in exchange for that lenders' release of its collateral interest in the 32.3 acres sold. The Company recognized a gain of $2.0 million on such sale. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the loan is paid in full.

In March 1996, the Company sold 2.3 acres of the Las Colinas I land parcel for $961,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $891,000, to pay down the term loan. The Company recognized a gain of $538,000 on the sale.

In May 1996, the Company sold an additional 2.3 acres of the Las Colinas I land parcel for $941,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale of $864,000 to pay down the term loan. The Company recognized a gain of $534,000 on the sale.

In June 1996, the Company purchased Parkfield land, 442.7 acres of partially developed land in Denver, Colorado, for $8.5 million. In connection with the acquisition, the Company obtained mortgage financing of $7.5 million and issued to the seller 15,000 shares of the Company's Series C Cumulative Convertible Preferred Stock with an aggregate liquidation preference of $1.5 million. See
ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS". The excess financing proceeds of $500,000 were applied to the payment of various closing costs associated with the acquisition. The loan bears interest at 15% per annum, requires monthly interest only payments at a rate of 12% per annum, with the remaining 3% being deferred and added to the principal balance of the loan. The principal balance, accrued and unpaid interest and a $600,000 "maturity fee" is due at the loan's maturity in June 1998. The Company paid a real estate brokerage commission of $255,000 to Carmel Realty, based on the $8.5 million purchase price.

Also in June 1996, the Company sold for $120,000 in cash a parcel of land in Midland, Michigan that was leased under a long-term ground lease. The Company recognized a gain of $44,000 on the sale.

In July 1996, the Company purchased Pin Oak land, 567.7 acres of partially developed land in Houston, Texas for $6.2 million. The Company paid $451,000 in cash and obtained seller mortgage financing for

ITEM 2.            PROPERTIES (Continued)
the remaining $5.7 million of the purchase price. The loan bears interest at 9% per annum, required a $500,000 principal and interest payment on November 1, 1996 and requires quarterly principal and interest payments of $145,000, thereafter. The loan matures in August 1998. The Company paid a real estate brokerage commission of $187,000 to Carmel Realty based on the $6.2 million purchase price. In September 1996, the Company entered into a contract to sell the land for a price in excess of the land's purchase price and carrying and estimated selling costs. The sale, should it be consummated, would close on or about December 1, 1997.

In August 1996, the Company purchased a pool of assets for $3.1 million from Southmark Corporation ("Southmark"), consisting of a total of 151.5 acres of unimproved land in California, Indiana and Idaho, various percentage interests, ranging from 15% to 45%, in five partnerships and trusts that hold an unsecured note receivable with a principal balance of $3.4 million and Southmark's 19.2% limited partner interest in SAMLP. As more fully discussed in "Investments in Real Estate Investment Trusts and Real Estate Partnerships," below. To complete the acquisition, the Company borrowed an additional $3.0 million from the lender whose term loan is secured by the Las Colinas I land in Las Colinas, Texas. The term loan was amended to increase the loan amount from $10.9 million to $13.9 million. The $3.0 million advance is secured by the 82.4 acres of unimproved land acquired from Southmark in Oceanside, California and the 19.2% limited partner interest in SAMLP.

Also in August 1996, the Company purchased Valwood land, 280 acres of partially developed land in Dallas County, Texas for $13.5 million. The Company paid $3.8 million in cash and obtained new mortgage financing for the remaining $9.7 million of the purchase price as a third advance under the term loan from the Las Colinas I lender discussed above. The term loan was again amended increasing the term loan amount from $13.9 million to $19.5 million with an additional $4.0 million being loaned on an overline advance note. The amendment also changed the principal reduction payments to $2.0 million in November 1996 and $3.0 million on the last day of March 1997, June 1997, September 1997 and January 1998, and added 240 acres of the Valwood land as additional collateral on the term loan. All other terms of the term loan remained unchanged. The Company paid a real estate brokerage commission of $406,000 to Carmel Realty based on the $13.5 million purchase price. The $4.0 million overline advance note was repaid in full in December 1996.

In November 1996, the Company sold an additional 2.2 acres of the Las Colinas I land parcel for $899,000 in cash. The Company used the net proceeds of the sale of $749,000 to pay down the term loan secured by such parcel in accordance with provisions of the loan. The Company recognized a gain of $505,000 on the sale. At December 31, 1996, 68 acres of the Las Colinas I land remained to be sold.

Also in November 1996, the Company purchased Lewisville land, 78.5 acres of undeveloped land in Lewisville, Texas, for $3.6 million. The company paid $1.1 million in cash and obtained mortgage financing for the remaining $2.5 million of the purchase price. The mortgage bears

ITEM 2.            PROPERTIES (Continued)
interest at 10% per annum, requires an annual interest payment of $250,000 on November 9, 1997, and quarterly interest payments of $62,500 thereafter. The loan matures in October 1999. The Company paid a real estate brokerage commission of $237,000 to Carmel Realty based on the $3.6 million purchase price.

Also in December 1996, the Company purchased Valley Ranch land, 452 acres of partially developed land in Irving, Texas, for $15.5 million. In conjunction with the acquisition, a wholly owned subsidiary of the Company, became the 1% general partner and the Company became the 99% Class B limited partner in Valley Ranch Limited Partnership ("VRLP"). VRLP ,in turn issued 8,000,000 Class A limited partner units having an agreed value of $1.00 per partnership unit to the former VRLP limited partners. The Class A limited partner units are entitled to a $.10 per unit preferred annual return for 36-months and $.11 per unit preferred annual return thereafter. The Class A limited partners do not otherwise participate in the income, loss or cash flow of the partnership. The Class A limited partner units may be exchanged for Series E Cumulative Convertible Preferred Stock of the Company at a rate of 100 units per share of Preferred Stock. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." VRLP obtained new mortgage financing for the remaining $7.7 million of the purchase price. The mortgage bears interest at a variable rate currently 10.25% per annum, requires monthly interest payments of $70,000, and matures in December 1999. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty based on the $15.5 million purchase price.

In January 1997, the Company sold 3.0 acres of the Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

In January 1997, the Company purchased Scout land, 546 acres of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price. The mortgage bears interest at 16% per annum, requires quarterly interest payments of $61,000 beginning on April 15, 1997, and matures in January 2000. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty based on $2.2 million purchase price.

In March 1997, the Company purchased Katy Road land, 130.6 acres of undeveloped land in Harris County, Texas for $5.0 million. The Company paid $958,000 in cash and obtained seller financing for the remaining $4.0 million of the purchase price. The mortgage bears interest at 9% per annum, requires quarterly interest payments of $92,000, and matures in March 2000. The Company paid a real estate brokerage commission of $209,000 to Carmel Realty based on the $5.0 million purchase price.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1995, 176 of the residential lots had been sold. During 1996, 12 additional lots were sold for an aggregate gain of $24,000. At December 31, 1996, 10 lots remained to be sold.

ITEM 2.            PROPERTIES (Continued)

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

Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1996 consisted of office buildings, apartment complexes, shopping centers, single-family residences, hotels and developed land. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of the Company's stockholders.

At December 31, 1996, the obligors on $13.5 million or 24% of the Company's mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $1.6 million or 3% of the Company's mortgage notes receivable portfolio was in default.

The following table sets forth the percentages (based on the outstanding mortgage note balance at December 31, 1996), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable at December 31, 1996. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                              Commercial
  Region         Apartments   Properties    Total
----------       -----------  ----------    -------
Mountain .......   --  %        72.79%      72.79%
Southeast.......   --           18.38       18.38
Southwest.......   2.47          --          2.47
Midwest.........   6.36          --          6.36
Northeast.......   --            --          --
                   ----         -----       -----
                   8.83%        91.17%      100.0%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1996 is as follows:


     Loans in mortgage notes receivable portfolio at
         January 1, 1996....................................            10*
     Loans funded...........................................             1
     Loan paid in full......................................            (1)
                                                                      ----
     Loans in mortgage notes receivable portfolio
         at December 31, 1996...............................            10
                                                                      ====

ITEM 2.           PROPERTIES (Continued)

---------------

* Includes a mortgage note receivable collateralized by three condominium mortgage loans.

During 1996, the Company collected $4.3 million in interest and $1.5 million in principal on its mortgage notes receivable. The Company plans, for the foreseeable future, to hold, to the extent its liquidity permits, rather than to sell in the secondary market, the mortgage notes in its portfolio.

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

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1996.

The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida, failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 21, 1995, the borrower filed for bankruptcy protection. On August 24, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. The note had a principal balance of $1.6 million at December 31, 1996. On February 21, 1997, the Company sold its note for $1.8 million in cash. The Company will recognize a gain of approximately $150,000 on the sale.

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

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgage loans in amounts and on properties as to which it would other-wise make a first mortgage loan. The following discussion briefly describes events that affected previously funded wraparound mortgage loans during 1996.

In February 1996, the Company refinanced the $7.8 million of debt collateralized by a mortgage note receivable with a principal balance of $18.2 million at December 31, 1996, which is secured by a shopping center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt, payment of various closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas, in exchange for that lender's release of its participation in the note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000 and matures in February 1998.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for a $22.0 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, which was collected in full, and $100,000 in cash. The $22.0 million note bears interest at 11% and was scheduled to mature in July 1995. The Company recorded a deferred gain of $4.6 million in connection with the sale of the hotel and casino resulting from a disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. The Company and the borrower agreed to extend the Company's wraparound mortgage note receivable to December 31, 1995. A one percent extension fee was added to the principal balance of the wraparound mortgage note. The monthly payments on the note remained at $175,000 per month as did the other terms of the note. At the note's extended maturity, the Company and the borrower again agreed to extend the Company's wraparound mortgage note to July 1, 1996. A one percent extension fee was again added to the principal balance of the Company's wraparound mortgage note. The monthly payments on the wraparound mortgage note remained at $175,000 per month as did the other terms of the note. The Company's modified wraparound note continued to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance. In March 1997, the wraparound note was again modified and extended. The wraparound note now matures in June 1999 with the borrower having two one year extension options. The modified wraparound note bears interest at 10.5% per annum the first year, 11.5% per annum the second year and $12.5% per annum the third year and in any extension period and requires an annual $500,000 principal paydown. The borrower is also required to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower has also pledged 1,500,000 shares of common stock in Crowne Ventures, Inc., as additional collateral. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $27.6 million at December 31, 1996. Prior to the March 1997 modifica-tion and extension, the Company recognized interest income on this wraparound mortgage note only to the extent interest was collected.

In April 1996, the underlying liens relating to this wraparound mortgage note receivable were refinanced for $16.8 million. The Company received net cash of $11.2 million after the payoff of the underlying liens then totaling $2.9 million, the payment of various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas, in exchange for that lender's release of its participation in the wraparound note receivable. The new underlying lien bears interest at 16.5% per annum, requires monthly interest only payments of $180,000, at a rate of 12.5% per annum, with the remaining 4% being deferred and added to the loan's principal balance. The loan matures in April 1998. The Company paid BCM a mortgage brokerage and equity refinancing fee of $168,000 based upon the $16.8 million refinancing.

Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the note, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the junior mortgage loans funded in 1996 and the events that affected previously funded junior mortgage notes during 1996.

In May 1996, the Company funded a $100,000 second lien mortgage secured by a single family residence in Oklahoma City, Oklahoma. The mortgage note receivable bears interest at 10% per annum, with the principal and all accrued but unpaid interest being payable in a single installment on demand or the note's June 1, 1998 maturity.

At December 31, 1996, the Company held a mortgage note receivable secured by a third lien mortgage secured by a commercial property in South Carolina and personal guaranties of several individuals. The note had an extended maturity date of September 1, 1996. The Company and the borrower have again agreed to extend the mortgage note receivable's maturity date to September 1, 1997. The extension required an additional $90,000 principal reduction payment payable in three equal monthly installments beginning November 1, 1996. The Company received $85,000 of the required principal reduction payments in 1996 and the remaining $5,000 in 1997. The monthly interest, quarterly principal reduction payments of $25,000 and all other terms remained the same. The principal balance of the note was $93,000 at December 31, 1996 and the note is performing in accordance with its modified terms.

The Company holds a junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia, that is subject to a first lien mortgage of $12.0 million at December 31, 1996. In October 1993, the then first lien debt was restructured and split into three pieces. During 1995, the Company advanced the borrower $3.3 million to payoff the then second lien, allowing the borrower to receive a $2.4 million discount offered by the lender for early payoff of such lien. In conjunction with such advance, the Company extended the maturity date of its note to April 1, 1996. All other terms of the note remained unchanged. In December 1996, the underlying lien debt was refinanced for $12.0 million. Of the loan proceeds, $9.0 million was used to payoff the existing underlying lien, $700,000 was applied to the principal and interest due the Company with the remainder of the loan proceeds being used to fund a repair escrow and pay various closing costs associated with the refinancing. The new first mortgage bears interest at 9.85% per annum, requires monthly payments of principal and interest of $120,000 and matures in December 2001. The Company is the 1% general partner in the partnership owning the property. The partnership paid a mortgage brokerage and equity refinancing fee of $128,000 to BCM based on the $12.0 million purchase price.

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merriville, Indiana, with a principal balance of $3.5 million. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 5.2% of the Company's outstanding shares of Common Stock. The note matured in December 1996. The Company and borrower have agreed to a modification and extension of the note. The modified note receivable continues to bear interest at 10% per annum, requires monthly payments of principal and interest of $42,000 and has an extended maturity date of December 2000. As additional collateral for this loan, the Company has received a second lien on another property owned by Davister as well as Davister's guarantee of the loan. The note is performing in accordance with its modified terms. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Investments in Real Estate Investment Trusts and Real Estate
Partnerships

The Company's investment in real estate entities includes (i) equity securities of three publicly traded Real Estate Investment Trusts ("REIT") (collectively the "REITs"), CMET, IORI and TCI, (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, through its 96% limited partner interest in SAMLP, the general partner of NRLP and NOLP, and
(iv) interests in real estate joint venture partnerships. Gene E. Phillips, Chairman of the Board and Director of the Company until November 16, 1992, served until May 15, 1996, as a director and Chief Executive Officer of SAMI, a company owned by BCM, which serves as SAMLP's managing general partner. Mr. Paulson, Executive Vice President of the Company, serves as the sole director and as President of SAMI. Mr. Phillips is also a general partner of SAMLP. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Since acquiring its initial investments in the equity securities of the REITs and NRLP in 1989, the Company has made additional investments in the equity securities of these entities through private and open market purchases. The Company's cost with respect to shares of the REITs at

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

December 31, 1996 totaled $27.0 million, and its cost with respect to units of limited partner interest in NRLP totaled $29.7 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of such equity securities of the REITs and NRLP was $37.7 million at December 31, 1996 and the aggregate market value of such equity securities was $81.8 million. The aggregate investee book value of the equity securities of the REITs and the Company's share of NRLP's revaluation equity based upon the December 31, 1996 financial statements of each such entity was $63.0 million and $188.5 million, respectively. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The Company's Board of Directors authorized the expenditure by the Company of up to an aggregate of $25.0 million to acquire, in open market purchases, units of NRLP and shares of the REITs, excluding private purchase transactions which were separately authorized. In February 1997, the Company's Board of Directors increased such authorization to $35.0 million. As of December 31, 1996, the Company had expended $3.8 million to units of NRLP and an aggregate of $5.6 million to acquire shares of the REITs, in open market purchases, in accordance with these authorizations. The Company expects to make additional investments in the equity securities of the REITs and NRLP.

At December 31, 1996, SAMLP, the general partner of NRLP and NOLP, owned 26,475 shares of TCI. The Company owns a 96% limited partnership interest in SAMLP which the Company consolidates for financial statement purposes.

The purchases of the equity securities of the REITs and NRLP were made for the purpose of investment and were based principally on the opinion of the Company's management that the equity securities of each were and are currently undervalued. The determination by the Company to purchase additional equity securities of the REITs and NRLP is made on an entity-by-entity basis and depends on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of the Company's management regarding the relative attractiveness of alternative investment opportunities. Substantially all of the equity securities of the REITs and NRLP owned by the Company are pledged as collateral for borrowings. Pertinent information regarding the Company's investment in the equity securities of the REITs and NRLP, at December 31, 1996, is summarized below (dollars in thousands):


                   Percentage                Carrying                   Equivalent
                of the Company's             Value of                    Investee                   Market Value
                  Ownership at              Investment at              Book Value at              of Investment at
Investee       December 31, 1996          December 31, 1996          December 31, 1996            December 31, 1996
--------       -----------------          -----------------          -----------------            -----------------
NRLP....            54.5%                      14,421                   $         *                 $     44,997
CMET....            40.6                       14,141                       32,148                        18,789
IORI....            29.6                        2,719                        6,625                         4,838
TCI.....            30.5                        6,318                       24,204                        13,131
                                            ---------                                                -----------
                                            $  37,599                                                $    81,755
                                            =========                                                ============

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)


---------------
* At December 31, 1996, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $188.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1996.

Each of the REITs and NRLP own a considerable amount of real estate, much of which, particularly in the case of NRLP, has been held for many years. Because of depreciation, these entities may earn substantial amounts in periods in which they sell real estate and will probably incur losses in periods in which they do not. The Company's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

The Company does not have a controlling equity interest in any of the REITs and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of such investees. However, due to the Company's equity investments in, and the existence of common officers with, each of the REITs, and that the REITs have the same advisor as the Company and that Mr. Paulson, an Executive Vice President of the Company, is also the President of the REITs and BCM, the Company's advisor, and is the President and sole director of SAMI, a Company owned by BCM, that is the managing general partner of SAMLP, the Company may be considered to have the ability to exercise significant influence over the operating and investing policies of these entities. The Company accounts for its investment in these entities using the equity method. Under the equity method, the Company recognizes its proportionate share of the income or loss from the operations of these entities currently, rather than when realized through dividends or on sale. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP and NOLP, as more fully discussed in "NRLP" below. The carrying value of the Company's investment in these entities, as set forth in the table above, is the original cost of each such investment adjusted for the Company's proportionate share of each entity's income or loss and distributions received.

The following is a summary description of each of NRLP and the REITs, based upon information publicly reported by such entities.

NRLP. NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships sponsored by or otherwise related to Southmark. NRLP is the sole limited partner of NOLP and owns

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to the Partnership shall constitute references to NRLP and NOLP as a unit. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is SAMLP, a Delaware limited partnership. SAMI, a company owned by BCM, is the managing general partner of SAMLP. In November 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partner interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound mortgage note under a new first mortgage in the amount of $223.0 million.

The Company is a limited partner in SAMLP, holding a 96% limited partner interest therein, which the Company consolidates for financial statement purposes. As discussed in more detail under "Real Estate" above, in August 1996, the Company purchased Southmark's 19.2% limited partner interest in SAMLP. Gene E. Phillips and SAMI are the general partners of SAMLP.

SAMI, as the managing general partner of SAMLP, has discretion in determining methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets. The Partnership's governing documents place no limitation on the amount of leverage that the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1996, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 44.6% computed on the basis of the ratio of total property-related debt to aggregate appraised values.

As of December 31, 1996 NRLP owned 83 properties located in 22 states. These properties consisted of 67 apartment complexes comprising 16,848 units, seven office buildings with an aggregate 495,594 square feet and nine shopping centers with an aggregate of 1.1 million square feet.

For the year ended December 31, 1996, the Partnership reported a net loss of $375,000 compared to net income of $3.8 million for the year ended December 31, 1995. The Partnership's net income in 1995 was attributable to a $7.7 million gain on the sale of two apartment complexes. The Partnership's loss from operations of $436,000 in 1996 was a 89% decrease when compared to its $3.9 million loss from operations in 1995. The improvement in the Partnership's 1996 operating results is due to a 1.2% increase in rents due to increased rental rates at the Partnership's apartments and commercial properties coupled with 1.5% decrease in operating expenses, primarily interest.

The Partnership has paid quarterly distributions to unitholders since the fourth quarter of 1993. In 1996, the Company received a total of $6.9 million in distributions from the Partnership. In 1995, the Company accrued 3.3 million in distributions from the Partnership that were received January 1996.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

The Partnership, SAMLP, Mr. Phillips and William S. Friedman, a general partner of SAMLP until March 4, 1994, were among the defendants in a class action lawsuit arising out of the transactions discussed above whereby the Partnership was formed. An agreement settling such lawsuit as to the defendants, the Partnership, SAMLP and Messrs. Phillips and Friedman (the "Moorman Settlement Agreement"), became effective on July 5, 1990. The Moorman Settlement Agreement provided for, among other things, the appointment of an oversight committee for NRLP; the establishment of specified annually increasing targets for a five-year period relating to the price of NRLP units; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; and a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of the Partnership's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; the contribution by certain co-defendants of cash and notes payable to the Partnership aggregating $5.5 million including a $2.5 million contributed by SAMLP. The Partnership also agreed to pay certain settlement costs, including plaintiffs' attorneys' fees in the amount of $3.4 million. The settlement plan remains in effect until the withdrawal of SAMLP as general partner of NRLP and NOLP.

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

The withdrawal of SAMLP as general partner would require the Partnership to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. SAMI, the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $42.0 million at December 31, 1996 before reduction for the principal balance ($4.2 million at December 31, 1996) and accrued interest ($6.2 million at December 31, 1996) on the note receivable from SAMLP for its original capital contribution to the Partnership.

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

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

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

In September 1996, the Judge supervising the implementation of the Moorman Settlement Agreement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to NRLP's unitholders for a vote. In addition, the unitholders will vote upon amendments to the Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Court. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that the Company be ordered to deliver to the Court all NRLP units which had been purchased by the

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

Company since August 7, 1991. A hearing was held on this motion in October 1996. In January 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the NRLP Oversight Committee and (ii) vacate the Court's orders and renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against the Company. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the NRLP Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. McNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997 as the hearing date for final approval of the Amended and Restated Implementation Agreement.

In April 1995, the Company's Board of Directors approved the Company's entering into a comfort and indemnification letter whereby the Company would agree to indemnify Mr. Elliott and any entity controlled by Mr. Elliott which is elected to serve as the successor general partner of NRLP and NOLP. Such indemnification will stand behind any indemnification to which Mr. Elliott or any entity controlled by Mr. Elliott may be entitled to under the NRLP partnership agreement.

CMET. CMET is a California business trust which was organized on August 27, 1980 and commenced operations on December 3, 1980. CMET's primary business is investing in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage notes. CMET holds equity investments in apartment complexes and commercial properties (office buildings, industrial warehouses and shopping centers) throughout the continental United States. CMET's apartment complexes and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. CMET also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States, with a concentration in the Southeast and Southwest regions.

For the year ended December 31, 1996, CMET reported a net income of $8.7 million as compared with a net loss of $1.4 million for the year ended December 31, 1995. CMET's 1996 net income includes gains on the sale of real estate and marketable equity securities of $10.1 million and an extraordinary gain of $812,000, whereas CMET's net loss for 1995 included no such gains. CMET's cash flow from property operations (rents collected less payments for property operating expenses) improved to $19.8 million in 1996 compared to $15.1 million in 1995. At consisted of $7.4 million in mortgage notes and interest receivable (net

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

of allowance for estimated losses), $214.5 million in real estate held for investment, $5.4 million in real estate held for sale, $19.8 million in investments in partnerships and other assets and $3.0 million in cash and cash equivalents.

CMET has paid regular quarterly distributions since the first quarter of 1993. The Company received a total of $1.5 million in distributions from CMET in 1996.

IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984 as a California business trust and commenced operations on April 10, 1985. Like CMET, IORI's primary business is investing in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage notes. IORI holds equity investments in apartment complexes and commercial properties (office buildings) in the Pacific, Southeast, Southwest, and Midwest regions of the continental United States. IORI holds one mortgage note receivable which is secured by a shopping center in the Midwest region.

For the year ended December 31, 1996, IORI reported a net loss of $568,000 as compared with a net loss of $906,000 for the year ended December 31, 1995. The decrease in IORI's net loss is due to a decrease in equity losses of partnerships which improved from a loss of $744,000 in 1995 to income of $85,000 in 1996. The equity loss in 1995 was primarily due to the writedown of a wraparound mortgage note receivable by a partnership in which IORI has a 40% general partner interest. IORI's cash flow from property operations decreased to $3.5 million in 1996 from $3.9 million in 1995. At December 31, 1996, IORI had total assets of $63.6 million which consisted of $46.7 million in real estate held for investment, $6.6 million of real estate held for sale, $2.0 million in notes and interest receivable, $5.1 million in investments in partnerships and other assets and $3.2 million in cash and cash equivalents.

IORI has paid regular quarterly dividends since the first quarter of 1993. The Company received a total of $186,000 in dividends from IORI in 1996.

TCI. TCI is a Nevada corporation which was originally organized on September 6, 1983, as a California business trust, and commenced operations on January 31, 1984. TCI also has investment policies similar to those of CMET and IORI. TCI holds equity investments in a hotel, apartment complexes and commercial properties (office buildings, industrial warehouses and shopping centers) throughout the continental United States with a concentration in the Northeast, Southeast and Southwest regions. TCI also holds mortgage notes receivable secured by real estate located in the Northeast, Midwest, Southeast and Southwest regions of the continental United States, with a concentration in the Northeast and Southeast regions.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

For the year ended December 31, 1996, TCI reported a net loss of $7.8 million as compared with a net loss of $3.7 million for the year ended December 31, 1995. TCI's net loss for 1996 includes gains on the sale of real estate of $1.6 million and extraordinary gains of $256,000, whereas TCI's 1995 net loss included gains on the sale of real estate of $5.8 million and an extraordinary gain of $1.4 million. TCI's cash flow from property operations decreased to $12.6 million in 1996 as compared to $15.3 million in 1995. At December 31, 1996, TCI had total assets of $245.4 million, which consisted of $8.6 million in notes and interest receivable (net of allowance for estimated losses), $216.4 million in real estate held for investment, $4.0 million in real estate held for sale, $15.4 million in investments in real estate entities and other assets and $1.0 million in cash and cash equivalents. At December 31, 1996, TCI owned 341,500 shares of IORI's common stock, approximately 22.5% of IORI's shares then outstanding.

TCI resumed the payment of quarterly dividends in the fourth quarter of 1995. The Company received $373,000 in dividends from TCI in 1996.

SAMLP. As discussed in more detail under "Real Estate" above, in August 1996, the Company purchased a pool of assets from Southmark for $3.1 million. Included in the asset pool was Southmark's 19.2% limited partner interest in SAMLP. Such purchase increased the Company's limited partner interest in SAMLP from 76.8% to 96%. Prior to February 25, 1992, the Company had owned a 96% limited partner interest in SAMLP. In accordance with the settlement of adversary proceedings with Southmark on February 25, 1992 the Company assigned to Southmark a 19.2% limited partner interest in SAMLP. SAMLP is the 1% general partner of and holder of a 1% interest in each of NRLP and NOLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also general Partner of SAMLP.

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

River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner of, at the time, in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December

Investments in Real Estate Investment Trusts and Real Estate
Partnerships (Continued)

31, 1995, 132 residential lots had been sold. In 1996, an additional 52 lots were sold and at December 31, 1996 103 lots remained to be sold. Through December 31, 1996, each partner had received $172,000 in return of capital distributions and $181,000 in profit distributions from the partnership.

R. G. Bond, Ltd. In June 1995, the Company purchased the corporate general partner of a limited partnership which owns apartment complexes in Illinois, Florida and Minnesota, with a total of 900 units. The corporate general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

Campbell Center Associates, Ltd. In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. Which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly interest only payments commencing in April 1997 and matures April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Center Associates, Ltd. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly interest only payments commencing in April 1997 and matures in April 2000.

Highway 380/Preston Partners, Ltd. In July 1996, a newly formed limited partnership, of which the Company is 1% general partner, purchased 580 acres of undeveloped land in Collin County, Texas for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership with the remaining $5.6 million being contributed by the limited partner. The partnership agreement designates the Company as the managing general partner. In September 1996, the partnership obtained financing of $2.8 million secured by the 580 acres of land and personal guarantees of the limited partner. The loan bears interest at a variable rate currently 9.75% per annum, requires monthly interest only payments of $23,000 and matures in September 1998. The partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on his investment before any sharing of partnership profits occurs.

Other Equity Investments

Pizza World Supreme, Inc. In April 1996, a wholly-owned subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for 36.25% of the Company's net investment in such subsidiary. The Company anticipates taking such entity public during 1997. Accordingly, the Company believes its control of such entity is temporary and accounts for such entity under the equity method.

ITEM 3.        LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           ------------------------


                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

            QUARTER ENDED                      HIGH           LOW
-------------------------------------      -----------    -----------
March 31, 1997.......................      $14  1/4  *    $ 6  3/8  *
  (through March 14, 1997)

March 31, 1996.......................        4 13/16 *      3  3/4  *
June 30, 1996........................        4 13/16 *      4  5/8  *
September 30, 1996...................        5  1/16 *      4 15/16 *
December 31, 1996....................        5  3/8  *      4 13/16 *

March 31, 1995.......................        3  7/16 *      3  7/32 *
June 30, 1995........................        3 15/32 *      3  9/32 *
September 30, 1995...................        3 29/32 *      3  9/32 *
December 31, 1995....................        3 27/32 *      3  9/16 *

---------------

* Adjusted for the 2 for 1 forward Common Stock splits effected January 2, 1996 and February 17, 1997.

As of March 14, 1997, the closing market price of the Company's Common Stock on the New York Stock Exchange was $13.00 per share.

As of March 14, 1997, the Company's Common Stock was held by 2,524 stockholders of record.

On December 6, 1988, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. No shares had been repurchased pursuant to such authorization. On February 27, 1997, the Company's Board of Directors rescinded such authorization.

On June 12, 1996, the Company's Board of Directors announced the resumption of the payment of regular quarterly dividends on the

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

Company's Common Stock. Future distributions to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

The Company paid quarterly dividends in 1996 as follows:


                                                                               Amount
  Date Declared             Record Date                Payable Date         Per Share
-----------------        ------------------         ------------------      ---------
June 12, 1996            June 21, 1996              July 8, 1996            $    .05
August 30, 1996          September 13, 1996         September 30, 1996           .05
December 2, 1996         December 13, 1996          December 31, 1996            .05


In April 1990, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and approved the distribution to stockholders of one share purchase right (the "Rights") for each then outstanding share of the Company's Common Stock. Each Right entitled stockholders, in certain circumstances, to purchase one one-hundredth of a share of a new series of Preferred Stock at an exercise price of $25.00. In June 1996, the Company announced the redemption of the Rights. The Company's Board of Directors having determined that the Rights were no longer necessary to protect the Company from coercive tender offers. On July 8, 1996, stockholders of record on June 21, 1996, received $.0075 per share of Common Stock.

In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series B Preferred Stock consists of a maximum of 4,000 shares, all of which were sold in April 1996 for $400,000 in cash in a private transaction. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Series B Preferred Stock may be converted to Common Stock of the Company at 90% of the average closing price of the Company's Common Sock on the prior 20 trading days.

In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series C Preferred Stock consists of a maximum of 16,500 shares, of which 15,000 were issued in June 1996 in connection with the purchase of the Parkfield land in Denver, Colorado. See ITEM 2. "PROPERTIES - Real Estate." Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Series C Preferred Stock may be converted to Common Stock of the Company at 90% of the average closing price of the Company's Common Stock on the prior 20 trading days. The dividends for the first four quarters are to be paid in shares of Series C Preferred Stock. As of December 31, 1996, 15,489 shares have been issued and are outstanding.

In December 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)


Stock consists of a maximum of 91,000 shares. Dividends are payable at a rate of $1.90 per year or $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Class A limited partner units of Ocean L.P. may be exchanged for Series D Preferred Stock at a rate of 20 Class A units per share of Series D Preferred Stock. No more than one-third of the Class A units held may be exchanged between January 1, 1997 and May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. See ITEM 2. "PROPERTIES - Real Estate."

Also in December 1996 the Company field Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares. Dividends are payable at a rate of 10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company, for the period from November 4, 1996 to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Class A limited partner units of VRLP may be exchanged for Series E Preferred Stock at a rate of 100 Class A units per share of Preferred Stock. No more than one-half of the Class A units may be exchanged prior to May 4, 1996, thereafter all unexchanged Class A units are exchangeable. Beginning November 4, 1998, the Series E Cumulative Preferred Stock may be converted to Common Stock of the Company at 80% of the average closing price of the Company's Common Stock on the prior 20 trading days. Up to 37.50% of the Series E Preferred Stock may be converted between November 4, 1998 and November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the preferred shares may be converted, and any remaining preferred shares can be converted as of November 4, 2001 and thereafter. See ITEM 2. "PROPERTIES - Real Estate."












                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.            SELECTED FINANCIAL DATA

                                                                 For the Years Ended December 31,
                                           -----------------------------------------------------------------------------
                                              1996              1995             1994            1993            1992
                                           -------------    -----------    ------------    -----------      ------------
EARNINGS DATA                                                      (dollars in thousands, except per share)

Revenue ................................    $    26,979     $    22,952    $     23,070     $    13,427    $     11,481
Expense ................................         38,577          28,314          26,490          18,128          18,243
                                            -----------     -----------    ------------     -----------     -----------

(Loss) from operations .................        (11,598)         (5,362)         (3,420)         (4,701)         (6,762)
Equity in income (losses)
   of investees ........................          2,004            (851)            292          (4,014)         (3,388)
Gain on sale of real
   estate ..............................          3,659           2,594             379             481             566
                                            -----------     -----------    ------------     -----------     -----------
(Loss) before extraordinary
 gain ..................................         (5,935)         (3,619)         (2,749)         (8,234)         (9,584)
Extraordinary gain .....................            381             783             323           3,807              --
                                            -----------     -----------    ------------     -----------     -----------
Net(loss) ..............................         (5,554)         (2,836)         (2,426)         (4,427)         (9,584)

Preferred dividend
   requirement .........................           (113)             --              --              --              --
Redeemable Common Stock,
   accretion of discount ...............             --              --              --            (129)           (258)
(Loss) applicable to
                                            -----------     -----------    ------------     -----------    ------------
   Common shares .......................    $    (5,667)    $    (2,836)   $     (2,426)    $    (4,556)   $    (9,842)
                                            ===========     ===========    ============     ===========    ============

PER SHARE DATA
(Loss) before extra-
   ordinary gain .......................    $      (.46)    $      (.31)   $       (.23)   $       (.68)   $       (.98)
Extraordinary gain .....................            .03             .07             .03             .31              .-
                                            -----------     -----------    ------------     -----------     -----------
Net (loss) .............................           (.43)           (.24)           (.20)           (.37)           (.98)

Redeemable Common Stock,
   accretion of discount ...............             --              --              --            (.01)           (.03)
(Loss) applicable to
                                            ------------    ------------   -------------   -------------   ------------
   Common shares .......................    $      (.43)    $      (.24)   $       (.20)   $       (.38)   $      (1.01)
                                            ===========     ===========    ============    ============    ============
Dividends per share ....................    $       .15     $        --    $         --    $         --    $         --

Weighted average shares
   outstanding .........................     12,765,082      11,716,656      12,208,876      12,101,100       9,813,168

                                                                                      December 31,
                                                  ---------------------------------------------------------------------------------
                                                      1996             1995             1994            1993               1992
                                                  -------------    ------------      -----------     -----------     --------------
BALANCE SHEET DATA                                             (dollars in thousands, except per share)
Notes and interest
   receivable, net......................          $     48,485     $     49,741     $    45,664      $    51,769     $     72,808
Real estate, net........................               119,035           59,424          47,526           52,437           45,317
Total assets............................               235,037          162,033         137,362          139,861          151,010
Notes and interest
   payable..............................               127,863           61,163          45,695           53,693           63,698
Margin borrowings.......................                40,044           34,017          26,391           16,147            9,681
Stockholders' equity....................                47,786           53,058          55,894           56,120           60,476

Book value per share....................            $     3.74       $     4.53       $     4.77       $    5.56       $     5.94


Shares and per share data have been adjusted for the 2 for 1 forward Common
Stock splits effected January 2, 1996 and February 17, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at December 31, 1996 aggregated $1.3 million, compared with $1.1 million at December 31, 1995. Although the Company anticipates that during 1997 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $36.0 million are scheduled to mature during 1997. Included in scheduled 1997 maturities is $4.0 million secured by the BP Las Colinas land in Las Colinas, Texas. In February 1997, the Company sold 40.2 acres of the BP Las Colinas land for $8.0 million consisting of $7.2 million in cash and the Company accepting an $800,000 purchase money note for the remainder of the sales price. The Company used $4.0 million of the cash received to payoff such debt. In July 1996, the Company purchased Pin Oak land in Houston, Texas. The Company borrowed $5.7 million of the land's purchase price. In September 1996, the Company entered into a contract to sell the land for cash in an amount in excess of its purchase price. See NOTE 4. "REAL ESTATE." The Company intends to either payoff, extend the maturity dates or obtain alternate financing for the remainder of its debt obligations that mature in 1997. There can be no assurance, however, that these efforts to obtain alternate financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations in 1997. Such increase is expected to be derived from operations of the Inn at the Mart, the Kansas City Holiday Inn, Best Western Oceanside Hotel and Rosedale Towers Office Building. The Company is also expecting continued lot sales at its Texas residential subdivision and substantial sales of the land to generate additional cash flow.

In 1996, the Company sold a total of 39.1 acres of land in Las Colinas, Texas in four separate transactions for a total of $6.8 million. The Company applied the $6.5 million net sales proceeds to paydown the term loans secured by such land. In January 1997, the Company sold an additional 3.0 acres of land in Las Colinas, Texas for $1.2 million in cash.

In 1996, the Company purchased a total of 1,368.5 acres of land in Denver, Colorado, Houston, Texas, Dallas County, Texas and Lewisville,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Texas, for a total of $32.1 million. The Company paid $5.4 million in cash, obtained new or seller financing of $25.4 million and issued 15,000 shares of the Company's Series C 10% Cumulative Preferred Stock with an aggregate liquidation value of $1.5 million.

In April 1996, the Company purchased for $10.7 million in cash 80% of the common stock of an entity that had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Also in April 1996, the Company purchased a 28% general partner interest in a partnership which has an interest in an office building in Dallas, Texas, for $550,000 in cash and a $500,000 note.

In May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas, for $266,000 in cash. In August 1996, the Company financed the residence for $173,000. The Company received net financing proceeds of $168,000 after the payment of various closing costs associated with the financing.

In June 1996, the Company sold a tract of land that had been leased under a long-term ground lease for $120,000 in cash.

In July 1996, a newly formed limited partnership of which the Company is the 1% general partner acquired 580 acres of land in Collin County, Texas, for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership.

In August 1996, the Company purchased a pool of assets for $3.1 million, from Southmark Corporation ("Southmark") consisting of undeveloped land totaling
151.5 acres in California, Indiana and Idaho, various percentage interests, ranging from 15% to 45%, in five partnerships and trusts that hold an unsecured note receivable with a principal balance of $3.4 million and Southmark's 19.2% limited partnership interest in Syntek Asset Management, L.P. ("SAMLP"). In connection with the acquisition, the Company borrowed $3.0 million.

In December 1996, a newly formed partnership, of which the Company is the general partner and Class B limited partner, acquired the Best Western Oceanside Hotel in Virginia Beach, Virginia for $6.8 million. In conjunction with the acquisition, the partnership issued 1,813,660 Class A limited partner units having an agreed value of $1.00 per unit, with the remaining $5.0 million of the purchase price being obtained through a mortgage financing.

Also in December 1996, the Company acquired 452 acres of partially developed land in Irving, Texas, for $15.5 million. In conjunction with the acquisition, the Company became the general partner and Class B limited partner in the partnership that owned the land. Of the purchase price $7.7 million was financed with a mortgage loan and the remainder of the purchase price by the issuance of 8,000,000 Class A limited partner units with an agreed value of $1.00 per partner unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In January 1997, the Company purchased 546 acres of undeveloped land in Tarrant County, Texas, for $2.2 million and in March 1997, the Company purchased 130.6 acres of undeveloped land in Harris County, Texas, for $5.0 million. The Company paid a total of $1.7 million in cash (which was advanced by the Company's Advisor) borrowing the remaining $5.5 million of the purchase prices.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable, and to the extent available borrowings, if required, from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, primarily investments in developed, partially developed and undeveloped land, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.

The Company expects that it will be necessary for it to sell $32.0 million, $47.6 million, and $15.3 million of such land during each of the next three years, respectively, to satisfy the debt on land holdings as it matures. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

Notes Receivable. Scheduled principal maturities of $20.4 million are due in 1997 of which $1.9 million is due on nonperforming notes receivable. In February 1997, the Company sold one of the nonperforming notes with a principal balance at December 31, 1996 of $1.6 million for $1.8 million in cash. The balance of the Company's mortgage notes receivable are due over the next one to ten years and provide for "balloon" principal payments. It may be necessary for the Company to consider extending certain notes if the borrowers do not have the resources to repay the loans, are unable to sell the property securing such loans, or are unable to refinance the debt owed.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for a $22.0 million wraparound mortgage note receivable, with an extended maturity of July 1, 1996. In March 1997, the wraparound note was again modified and extended. The wraparound note now matures in June 1999 with the borrower having two one year extension options. The modified wraparound note bears interest at 10.5% per annum the first year, 11.5% per annum

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

the second year and 12.5% per annum the third year, and any extension periods and requires an annual $500,000 paydown. The borrower is also required to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The note is performing in accordance with its modified terms. The Company's wraparound mortgage note receivable had a principal balance of $27.6 million at December 31, 1996.

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merriville, Indiana, with a principal balance of $3.5 million. The note matured in December 1996. The Company and borrower have agreed to a modification and extension of the note. The modified note receivable continues to bear interest at 10% per annum, requires monthly payments of principal and interest of $42,000 and has an extended maturity date of December 2000.

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

Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings were $40.0 million (approximately 34.5% of market value) at December 31, 1996, compared to $34.0 million at December 31, 1995.

In August 1996, the Company consolidated its existing National Realty, L.P. ("NRLP") margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of December 31, 1996, 3,418,319 NRLP units with a market value of $44.9 million were pledged as security for such loan.

Also in August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") (collectively the "REITs") owned by the Company and Common Stock of the Company owned by Basic Capital Management, Inc. ("BCM"), the Company's Advisor with a market value of $4.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan.

In September 1996, the same lender made a second $2.0 million loan. The second loan is also secured by a pledge of equity securities of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

REITs owned by the Company and Common Stock of the Company owned by BCM with a market value of $5.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan.

In February 1996, the Company refinanced $7.8 million of underlying debt collateralized by a mortgage note receivable with a balance of $18.4 million which is secured by the Las Vegas Shopping Center in Las Vegas, Nevada, for $12.0 million. The Company received net cash of $2.3 million after the payoff of the existing debt, payment of closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas in exchange for that lender's release of its participation in the note receivable.

In April 1996, the Company refinanced the first and second lien mortgage debt underlying its $22.0 million wraparound mortgage note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada, for $16.8 million. The Company received net cash of $11.2 million after the payoff of the two underlying liens totaling $2.9 million, various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas in exchange for that lender's release of its participation in the note receivable.

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

In August 1996, the Company refinanced the $2.4 million existing mortgage debt secured by the Rosedale Towers Office Building in Roseville, Minnesota for $2.8 million. The Company received net refinancing proceeds of $154,000 after the payoff of the existing debt and payment of various closing costs associated with the refinancing.

Also in August 1996, the Company financed the previously unencumbered Inn at the Mart in Denver, Colorado for $2.0 million to facilitate renovating the property. The Company received net financing proceeds of $890,000 after the payment of various closing costs associated with the financing and a $1.1 million renovation holdback. The lender advanced the $1.1 million renovation holdback in December 1996.

In October 1996, the Company completed the sale of $1.1 million in 11- 1/2% senior subordinated notes in a private placement.

In December 1996, the Company obtained second lien mortgage financing of $3.2 million on the Kansas City Holiday Inn in Kansas City, Missouri. The Company received net financing proceeds of $3.0 million after the payment of various closing costs associated with the financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of the REITs, which have the same advisor as the Company, and units of limited partner interest in NRLP. It is anticipated that additional equity securities of NRLP and the REITs will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In 1996, the Company received total distributions from the REITs of $2.1 million and $6.9 million from NRLP. The Company accrued $3.3 million in distributions from NRLP at December 31, 1995 which were paid January 2, 1996. The Company anticipates receiving distributions totaling $1.4 million from the REITs and $1.3 million from NRLP in 1997.

On June 12, 1996, the Company's Board of Directors announced the resumption of dividend payments on the Company's Common Stock at the initial rate of $.05 per share. The Company paid dividends totaling $1.5 million or $.15 per share in 1996.

Also on June 12, 1996, the Company announced the redemption of its share purchase rights for $.0075 per right. The redemption price, totaling $101,000, was paid on July 8, 1996 to stockholders of record on June 21, 1996.

The Company's management reviews the carrying values of the Company's properties and mortgage note receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1996 Compared to 1995. The Company reported a net loss of $5.6 million in 1996 as compared to a net loss of $2.8 million in 1995. The primary factors contributing to the increase in the Company's net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $4.6 million in 1995 to $4.8 million in 1996. This increase is primarily attributable to increased rents at the Denver Merchandise Mart and increased room rates and occupancy at the Kansas City Holiday Inn. Net rental income is expected to increase in 1997 from continued improvement at the Kansas City Holiday Inn and from a full years operations of the Best Western Oceanside Hotel which was acquired in December 1996.

Interest income decreased from $4.9 million in 1995 to $4.7 million in 1996. This decrease is primarily attributable to a note receivable being paid off in 1995. Interest income in 1997 is expected to approximate that of 1996.

Other income increased from $154,000 in 1995 to $1.6 million in 1996. This increase is due to recognizing an unrealized gain of $486,000 on the Company's trading portfolio of equity securities in 1996 compared to recognizing an unrealized loss of $1.4 million in 1995. This increase was offset in part by dividend income and gain on marketable equity securities decreasing by $689,000 and $292,500 respectively.

Interest expense increased from $8.9 million in 1995 to $16.5 million in 1996. The increase is primarily attributable to debt refinancings and the debt incurred related to the purchase of six parcels of land in 1995 and 1996 and the Oaktree Shopping Center obtained in November 1995. Offsetting the increase was a $161,000 decrease in interest expense due to the sale of an apartment complex in February 1995. Interest expense for 1997 is expected to increase from the continued acquisition of properties on a leveraged basis.

Advisory and mortgage servicing fees increased from $1.2 million in 1995 to $1.5 million in 1996. The increase is primarily attributable to the Company's increase in gross assets, the basis for such fee. Such fee will continue to increase as the Company's gross assets increase.

Depreciation increased from $1.7 million in 1995 to $2.0 million in 1996 due to $2.9 million in property improvements made in 1996.

Equity in income of investees improved from a loss of $851,000 in 1995 to income of $2.0 million in 1996. The increase in equity income is primarily attributable to an improvement in income from property operations for both CMET and NRLP, from increased rental rates and a decrease in operating expenses. The 1995 gains are attributable to the Company's equity share ($1.8 million) of NRLP's fourth quarter gain on the sale of two apartment complexes, the Company's equity share ($2.5 million) of TCI's gain on the sale of land in the third quarter and an

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

apartment complex in the fourth quarter of 1995, a $4.6 million gain representing the Company's equity share of the REIT's gain on sale of real estate.

Gains on the sale of real estate increased from $2.6 million in 1995 to $3.7 million in 1996. In 1996, the Company recognized a $2.0 million gain on the sale of 32.3 acres of the BP Las Colinas land in Las Colinas, Texas, and a $1.1 million gain on the sale of 4.6 acres of the Las Colinas I land also in Las Colinas, Texas. The 1995 gains are attributable to a $1.6 million gain recognized on the sale of 6.9 acres of Las Colinas I land and a $924,000 gain recognized on the sale of the Boulevard Villas Apartments in February 1995. See
NOTE 4. "REAL ESTATE."

The Company reported $783,000 in extraordinary gains in 1995 compared to $381,000 in extraordinary gains in 1996. The 1996 extraordinary gain is the Company's share of TCI's extraordinary gain from the early payoff of debt and CMET's extraordinary gain from an insurance settlement. The 1995 extraordinary gain is the Company's equity share of TCI's extraordinary gain from the early payoff of mortgage debt.

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

Interest income increased from $4.0 million in 1994 to $4.9 million in 1995. This increase is primarily attributable to the Continental Hotel wraparound mortgage note receivable performing throughout 1995.

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

Results of Operations (Continued)

Colinas, Texas, during 1995. These increases are offset by a $1.5 million decrease due to a reduction in debt as a result of the sale of four apartment complexes in November 1994 and an additional apartment complex in February 1995 and reductions in loan principal balances.

Advisory and mortgage servicing fees were comparable in 1995 and 1994 at $1.2 million as were general and administrative expense at $2.6 million in 1995 and 1994.

Depreciation increased from $1.6 million in 1994 to $1.7 million in 1995. This increase is primarily attributable to the 1994 acquisitions of the Denver Merchandise Mart and the Inn at the Mart offset by the sale of four apartment complexes in November 1994 and the sale of an additional apartment complex in February 1995.

Equity in income of investees decreased from a income of $292,000 in 1994 to a loss of $851,000 in 1995. This decrease in equity income is primarily attributable to an increase in net loss of both IORI and TCI, resulting from a $1.5 million writedown of a wraparound mortgage note receivable to the balance of the underlying first lien mortgage by a partnership in which IORI and TCI are the sole partners. Offsetting such losses in part, is the Company's equity share ($1.8 million) of NRLP's fourth quarter gain on the sale of two apartment complexes, the Company's equity share ($2.5 million) of TCI's gain on the sale of land in the third quarter and an apartment complex in the fourth quarter of 1995.

Gains on the sale of real estate increased from $292,000 in 1994 to $2.6 million in 1995. The 1995 gains are attributable to a $1.6 million gain recognized on the sale of 6.9 acres of Las Colinas I land in Las Colinas, Texas, acquired by the Company in May 1995 and a $924,000 gain recognized by the Company on the sale of the Boulevard Villas Apartments in February 1995.

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

Contingencies

In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP and for the resolution of all related matters under

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies (Continued)

the 1990 settlement of a class action lawsuit. In February 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12.5 million from the Partnership. This amount represents a compromise settlement of the net amounts owed by the Partnership to SAMLP upon SAMLP's withdrawal as general partner and any amounts which SAMLP and its affiliates may owe to the Partnership. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

In September 1996, the Judge appointed to supervise the class action settlement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP's unitholders for a vote. In addition, the unitholders will vote upon amendments to the NRLP's Partnership Agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall withdraw as General Partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the Moorman Settlement Agreement, Appointment to a Receiver and Collateral Relief with the Court. The motion alleged that the settling defendants had failed or refused to perform their obligations under the Moorman Settlement Agreement and had breached the Moorman Settlement Agreement. The motion also requested that SAMLP be removed as general partner and a receiver be appointed to manage the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies (Continued)

Partnership. The motion also requested that the Company be ordered to deliver to the Court all NRLP units which had been purchased by the Company since August 7, 1991. A hearing was held on this motion in October 1996. In January 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the NRLP Oversight Committee and (ii) vacate the Court's orders and renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against the Company. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the NRLP Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. McNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997 as the hearing date for final approval of the Amended and Restated Implementation Agreement.

In April 1995, the Company's Board of Directors approved the Company's entering into a comfort and indemnification letter whereby the Company would agree to indemnify Mr. Elliott and any entity controlled by Mr. Elliott which is elected to serve as the successor general partner of NRLP and NOLP. Such indemnification will stand behind any indemnification to which Mr. Elliott or any entity controlled by Mr. Elliott may be entitled to under the NRLP partnership agreement.

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


Inflation (Continued)

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

The adoption of SFAS No. 121 had no effect on the Company's net loss for 1996, as the Company's one depreciable asset classified as held for sale is fully depreciated and none of the Company's other long lived assets are considered to be impaired.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants........         48

Consolidated Balance Sheets -
   December 31, 1996 and 1995.............................         49

Consolidated Statements of Operations -
   Years Ended December  31, 1996, 1995 and 1994..........         51

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1996, 1995 and 1994...........         53

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1996, 1995 and 1994...........         55

Notes to Consolidated Financial Statements................         58

Schedule III - Real Estate and Accumulated Depreciation...         86

Schedule IV  - Mortgage Loans on Real Estate..............         89
















All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors of
American Realty Trust, Inc.


We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                          BDO Seidman, LLP






Dallas, Texas
March 26, 1997

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                                   ----------------------
                                                     1996           1995
                                                   -------         ------
                                                   (dollars in thousands)

                   Assets


Notes and interest receivable
   Performing (including $13,563 in 1996 and
       $14,657 in 1995 from affiliate)............. $ 50,784     $ 51,840
   Nonperforming, nonaccruing .....................    1,627        1,827
                                                    --------     --------

                                                      52,411       53,667


Less - allowance for estimated losses .............   (3,926)      (3,926)
                                                    --------     --------

                                                      48,485       49,741


Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1996 and 1995) .........   77,688       32,627


Less - allowance for estimated losses .............     --         (3,328)
                                                    --------     --------

                                                      77,688       29,299


Real estate held for investment net of accumu-
   lated depreciation ($4,234 in 1996 and $2,646
   in 1995) .......................................   41,347       30,125


Marketable equity securities, at market value .....    2,186        2,093
Cash and cash equivalents .........................    1,254        1,054
Investments in equity investees ...................   55,880       41,072
Other assets (including $3,336 in 1995 from
   affiliate ......................................    8,197        8,649
                                                    --------     --------

                                                    $235,037     $162,033
                                                    ========     ========







The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                         December 31,
                                                    -------------------
                                                     1996        1995
                                                    -------     -------
                                                   (dollars in thousands)

       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable (including $8,973 in
   1996 and $8,556 in 1995 to affiliates) .......   $127,863   $ 61,163
Margin borrowings ...............................     40,044     34,017
Accounts payable and other liabilities
   (including $4,584 in 1995 to affiliate).......      8,433     12,698
                                                    --------   --------

                                                     176,340    107,878


Minority interest ...............................     10,911      1,097


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
       4,000 shares Series B ....................          8       --
       15,877 shares Series C ...................         32       --
Common stock, $.01 par value, authorized
   16,666,667 shares; issued 13,479,348 shares in
   1996 and 11,716,656 share in 1995 ............        129        117
Paid-in capital .................................     68,601     66,661
Accumulated (deficit) ...........................    (20,978)   (13,720)
Treasury stock at cost, 564,704 shares ..........         (6)       --
                                                    --------   --------

                                                      47,786     53,058
                                                    --------   --------

                                                    $235,037   $162,033
                                                    ========   ========









The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Years Ended December 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------    --------    --------
                                                          (dollars in thousands, except per share)

Income
   Rents .......................................              $ 20,658    $ 17,869    $ 18,013
   Interest (including $539 in 1996, $506 in
      1995 and $366 in 1994 from affiliates) ...                 4,724       4,929       3,959
   Other .......................................                 1,597         154       1,098
                                                              --------    --------    --------

                                                                26,979      22,952      23,070

Expenses
   Property operations (including $892 in
      1996, $1,200 in 1995 and $899 in 1994
      to affiliates) ...........................                15,874      13,260      13,013
   Interest (including $418 in 1996, $437 in
      1995 and $589 in 1994 to affiliates) .....                16,450       8,941       7,875
   Advisory and servicing fees to affiliate.....                 1,539       1,195       1,242
   General and administrative (including
      $691 in 1996, $516 in 1995 and $434
      in 1994 to affiliate).....................                 2,712       2,554       2,562
   Depreciation and amortization ...............                 2,002       1,691       1,620
   Minority interest ...........................                  --           671         169
                                                              --------    --------    --------

                                                                38,577      28,312      26,481
                                                              --------    --------    --------


(loss) from operations .........................               (11,598)     (5,360)     (3,411)
Equity in income [losses] of investees .........                 2,004        (851)        292
Gain on sale of real estate ....................                 3,659       2,594         379
                                                              --------    --------    --------

(loss) before income taxes .....................                (5,935)     (3,617)     (2,740)
Income tax expense .............................                  --             2           9
                                                              --------    --------    --------

(loss) before extraordinary gain ...............                (5,935)     (3,619)     (2,749)

Extraordinary gain .............................                   381         783         323
                                                              --------    --------    --------

Net (loss) .....................................                (5,554)     (2,836)     (2,426)

Preferred dividend requirement .................                  (113)       --          --
                                                              --------    --------    --------

Net (loss) applicable to Common shares .........              $ (5,667)   $ (2,836)   $ (2,426)
                                                              ========    ========    ========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)




                                                     Years Ended December 31,
                                            -----------------------------------------------
                                                 1996            1995              1994
                                             -----------      -----------      ------------
Earnings per share
(loss) before extraordinary gain ........    $      (.46)     $      (.31)     $       (.23)
Extraordinary gain ......................            .03              .07               .03
                                             -----------      -----------      ------------

Net (loss) applicable to Common
shares ..................................    $      (.43)     $      (.24)     $       (.20)
                                             ===========      ===========      ============


Weighted average Common shares used in
   computing earnings per share ..........    12,765,082       11,716,656        12,208,876
                                              ===========      ===========      ============



























The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                   Series B    Series C
                                  Preferred    Preferred     Common     Treasury     Paid-in       Accumulated     Stockholders'
                                   Stock        Stock        Stock        Stock      Capital        (Deficit)         Equity
                                  ---------   ----------     -------    --------    --------       ----------     -------------
                                                                    (dollars in thousands)

Balance,
   January 1, 1994.....              $   -        $  -         $ 102       $ -       $  64,476    $  (8,458)      $ 56,120

Reclassification of
Redeemable Common
   Stock...............                   -          -            14         -           2,186            -          2,200

Common Stock issued....                   -          -             9         -              (9)           -              -

Common Stock retired...                   -          -            (8)        -               8            -              -

Net (loss).............                   -          -             -         -               -       (2,426)        (2,426)
                                     ---------    -------      -----       ----        --------    --------        -------

Balance,
   December 31, 1994...                   -          -           117         -          66,661      (10,884)        55,894

Net (loss).............                   -          -             -         -               -       (2,836)        (2,836)
                                     ---------    -------      ------      ----        --------    --------         ------


Balance,
   December 31, 1995...                   -          -           117         -          66,661      (13,720)        53,058



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
                  For the Nine Months Ended September 30, 1996




                                   Series B    Series C
                                  Preferred    Preferred     Common     Treasury     Paid-in       Accumulated      Stockholders'
                                   Stock        Stock        Stock        Stock      Capital        (Deficit)          Equity
                                  ---------   ----------     -------    --------    --------       ----------      -------------
                                                                    (dollars in thousands)
Common Stock issued..........         $  -        $  -        $ 12       $  -      $   (12)         $     -         $  -

Series B Preferred Stock
   issued....................            8           -          -           -          392                -           400

Series C Preferred Stock
   issued....................            -          30          -           -        1,469                -         1,499

Common Stock cash dividend
   ($.15 per share)..........            -           -          -           -            -           (1,491)       (1,491)

Redemption of share
   purchase rights ($.0075
   per right)................            -           -          -           -            -             (101)         (101)

Series B Preferred Stock
   cash dividend ($6.46
   per share)................            -           -          -           -            -              (25)          (25)

Series C Preferred Stock
   stock dividend ($5.74
   per share)................            -           2          -           -           85              (87)            -

Treasury stock, at cost......            -           -          -          (6)           6                -             -

Net (loss)...................            -           -          -           -            -           (5,554)       (5,554)
                                      ----      ------        ----       ----      --------         -------       -------

Balance, December 31,
   1996......................         $  8      $   32        $129       $ (6)     $68,601         $(20,978)      $47,786
                                      =====     ======        ====       ====      ========        ========       =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                  For the Years Ended December 31,
                                                 --------------------------------
                                                   1996        1995        1994
                                                 --------    --------    --------
                                                         (dollars in thousands)

Cash Flows From Operating Activities
   Rents collected ...........................   $ 19,013    $ 18,473    $ 17,130
   Interest collected ($385 in 1996, $399
      in 1995 and $366 in 1994 from
      affiliates) ............................      4,304       4,845       3,829
   Distributions from equity investees'
      operating activities ...................      9,054       1,464       1,642
   Interest paid ($19 in 1995 and $213 in
      1994 to affiliate) .....................     (9,601)     (8,296)     (4,286)
   Payments for property operations
      (including $892 in 1996, $1,200 in
      1995 and $899 in 1994 to affiliate) ....    (15,034)    (13,442)    (13,162)
   Advisory fee paid to affiliate ............     (1,539)     (1,195)     (1,242)
   General and administrative expenses paid
      (including $691 in 1996, $516 in 1995
      and $434 in 1994 to affiliate) .........     (3,095)     (2,448)     (2,384)
   Litigation settlement .....................       --          (100)       (750)
   Other .....................................     (1,084)        500         235
                                                 --------    --------    --------

      Net cash provided by (used in) operating
         activities ..........................      2,018        (199)      1,012


Cash Flows From Investing Activities
   Collections on notes receivable (including
      $1,166 in 1996 and $394 in 1995 from
      affiliates) ............................      1,495       1,604       2,757
   Purchase of marketable equity securities ..    (22,613)    (19,394)    (16,518)
   Proceeds from sale of marketable
      equity securities ......................     23,557      18,374      15,123
   Notes receivable funded ...................       (250)     (3,295)       (700)
   Proceeds from sale of real estate .........      3,129      11,992       4,058
   Return of capital distributions ...........       --          --           514
   Acquisitions of real estate ...............     (6,698)    (21,394)       --
   Real estate improvements ..................     (2,862)     (1,802)     (2,168)
   Investment in equity investees ............    (15,471)     (7,169)     (6,884)
                                                 --------    --------    --------

      Net cash (used in) investing activities     (19,713)    (21,084)     (3,818)





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                  For The Years Ended December 31,
                                                                 ----------------------------------
                                                                    1996        1995        1994
                                                                 --------    --------    ----------
                                                                     (dollars in thousands)
Cash Flows From Financing Activities
   Proceeds from notes payable ..................                  $ 58,520    $ 36,211    $    710
   Margin borrowings, net .......................                     2,981       7,626       8,598
   Proceeds from issuance of Preferred Stock ....                       400        --          --
   Payments on notes payable (including
      $990 in 1995, and $1,320 in 1994 to
      affiliate .................................                   (32,382)    (22,268)     (5,151)
   Southmark settlement payments ................                      --          --          (435)
   Deferred borrowing costs .....................                    (5,028)     (2,475)       --
   Net advances (payments) to/from affiliates ...                    (4,979)      3,050      (1,566)
   Dividends paid ...............................                    (1,617)       --          --
                                                                   --------    --------    --------
      Net cash provided by financing
         activities .............................                    17,895      22,144       2,156
                                                                   --------    --------    --------

Net increase (decrease) in cash and cash
   equivalents ..................................                       200         861        (650)
Cash and cash equivalents, beginning of year ....                     1,054         193         843
                                                                   --------    --------    --------

Cash and cash equivalents, end of year ..........                  $  1,254    $  1,054    $    193
                                                                   ========    ========    ========


Reconciliation of net (loss) to net cash
provided by (used in) operating activities
Net (loss) ......................................                  $ (5,554)   $ (2,836)   $ (2,426)
Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities
      Extraordinary gain ........................                     (381)       (783)       (323)
      Gain on sale of real estate ...............                   (3,659)     (2,594)       (379)
      Depreciation and amortization .............                    2,002       1,691       1,620
      Equity in (income) losses of investees ....                   (2,004)        851        (292)
      Distributions from equity investees'
         operating activities ...................                    9,054       1,464       1,642
      (Increase) decrease in accrued interest
         receivable .............................                     (117)         79         (18)
      Decrease in other assets ..................                      452       1,439         228
      Increase (decrease) in accrued interest
         payable ................................                    1,417          (5)        575
      Increase in accounts payable and other
         liabilities ............................                      733         495         150
      Other .....................................                       75        --           235
                                                                  --------    --------    --------
         Net cash provided by (used in)
           operating activities .................                 $  2,018    $   (199)   $  1,012
                                                                  ========    ========    ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                 For The Years Ended December 31,
                                                -------------------------------
                                                  1996        1995        1994
                                                ---------  ---------    --------
                                                   (dollars in thousands)

Schedule of noncash investing and
   financing activities
Acquisition of real estate financed by debt ....$  9,099   $ 21,394    $  6,800

Stock dividends on Series C Preferred Stock ....      87       --          --

Real estate sales financed by purchase
   money mortgages .............................    --         --         1,400


Carrying value of real estate securities
   acquired through assumption of debt with a
   carrying value of $6,080 in 1994 ............    --         --         9,810

Sale of real estate subject to debt ............    --       (5,878)       --


Carrying value of real estate obtained in
   satisfaction of a receivable with a
   carrying value of $125 ......................    --         --           125


Settlement with insurance company
   Carrying value of real estate received ......    --        1,619        --
   Carrying value of note receivable
      participation received ...................    --
   Carrying value of notes receivable
      returned .................................    --          (32)       --
   Carrying value of real estate returned ......    --       (2,183)       --








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

Certain balances for 1994 and 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the 2 for 1 forward Common Stock splits effected February 17, 1997 and January 2, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and company business. American Realty Trust, Inc. ("ART"), a Georgia corporation, is successor to a District of Columbia business trust, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all majority-owned subsidiaries and partnerships other than National Realty, L.P. ("NRLP") and Pizza World Supreme, Inc. ("PWS"). The Company uses the equity method to account for its investment in NRLP and PWS as control is considered to be temporary. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." and NOTE 6. "INVESTMENTS IN EQUITY INVESTEES." All significant intercompany transactions and balances have been eliminated.

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

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impair-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds the Company's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 10 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not to be depreciated.

Investments in equity investees. Because the Company may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees, the Company accounts for such investments by the equity method. Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and any additional investment and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

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

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock and redeemable Common Stock outstanding during each year, adjusted for the two for one forward Common Stock splits effected February 17, 1997 and January 2, 1996.

NOTE 2.        SYNTEK ASSET MANAGEMENT, L.P.

In August 1996, the Company purchased a pool of assets from Southmark Corporation ("Southmark") for $3.1 million. Included in the asset pool was Southmark's 19.2% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Such purchase increased the Company's limited partner interest in SAMLP from 76.8% to 96%. SAMLP is the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also a general partner of SAMLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (The "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $40.2 million at December 31, 1996, before reduction for the principal balance ($4.2 million at December 31, 1996) and accrued interest ($6.2 million at December 31, 1996) on the note receivable from SAMLP for its original capital contribution to the Partnership.

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

Provided that the successor general partner is elected pursuant to the terms of the Amended and Restated Implementation Agreement, SAMLP shall receive $12,471,500 from the NRLP. This amount represents a compromise settlement of the net amounts owed by NRLP to SAMLP upon SAMLP's with-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        SYNTEK ASSET MANAGEMENT, L.P.  (Continued)

drawal as general partner and any amounts which SAMLP and its affiliates may owe to NRLP. This amount shall be paid to SAMLP pursuant to a promissory note in accordance with the terms set forth in the Amended and Restated Implementation Agreement.

In September 1996, the Judge appointed to supervise the class action settlement (The "Supervising Judge") entered an order granting tentative approval of the Amended and Restate Implementation Agreement and the form of notice to be sent to the original class members. However, the order reserved jurisdiction to determine other matters which must be resolved prior to final approval. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

Upon approval by NRLP's unitholders, SAMLP shall resign as general partner of NRLP and NOLP and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the third quarter of 1997.

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

On September 3, 1996, Joseph B. Moorman filed a Motion for Orders Compelling Enforcement of the existing settlement agreement, appointment of a receiver and collateral relief with the court. The motion alleges that the settling defendants had failed or refused to perform their obligations under the existing settlement agreements. The motion requested that SAMLP be removed as general partner and a receiver be appointed to manage the Partnership. The motion also requested that the Company be ordered to deliver to the court all NRLP units which had been purchased by the Company since August 7, 1991. A hearing was held on this motion on October 4, 1996, and the Court took the matter under submission. On January 2, 1997, the Supervising Judge entered an order denying the motion.

On January 27, 1997, Joseph B. Moorman filed motions to (i) discharge the NRLP Oversight Committee and (ii) vacate the Court's orders and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        SYNTEK ASSET MANAGEMENT, L.P.  (Continued)

renewed his prior motions to compel enforcement of the Moorman Settlement Agreement, appoint a receiver over the Partnership, and for collateral relief against the Company. Also on January 27, 1997, Robert A. McNeil filed motions to (i) be installed as receiver for the Partnership, (ii) vacate the Court's orders, and (iii) disband the NRLP Oversight Committee.

A hearing on the motions to discharge or disband the Oversight Committee and to vacate the Court's orders was held on March 21, 1997, and the Supervising Judge ruled that neither Mr. McNeil nor Mr. Moorman had standing to bring the motions. The Supervising Judge also set June 27, 1997 as the hearing date for final approval of the Amended and Restated Implementation Agreement.

In April 1995, the Company's Board of Directors approved the Company's entering into a comfort and indemnification letter whereby the Company would agree to indemnify Mr. Elliott and any entity controlled by Mr. Elliott which is elected to serve as the successor general partner of NRLP and NOLP. Such indemnification will stand behind any indemnification to which Mr. Elliott or any entity controlled by Mr. Elliott may be entitled to under the NRLP partnership agreement.

NOTE 3.      NOTES AND INTEREST RECEIVABLE

                                                                            1996                  1995
                                                               ------------------------    -----------------------
                                                               Estimated                   Estimated
                                                                 Fair          Book         Fair          Book
                                                                 Value         Value        Value         Value
                                                                 -----         -----        -----         -----
Notes Receivable
   Performing (including $13,563
      in 1996 and $14,657 in 1995
      from affiliates) .....................................   $   52,939    $   55,161    $   60,121   $   56,335
   Nonperforming, nonaccruing ..............................        1,884         1,584         1,784        1,784
                                                               ----------    ----------    ----------   ----------
                                                               $   54,823        56,745    $   61,905       58,119
                                                               ==========                  ==========

   Interest receivable .....................................                        445                        267
   Unamortized premiums/
      (discounts) ..........................................                       (162)                      (102)
  Deferred gains ...........................................                     (4,617)                    (4,617)
                                                                              ----------                ----------
                                                                              $   52,411                $   53,667
                                                                              ==========                ==========

The Company recognizes interest income on nonperforming notes receivable on a cash basis. For the years 1996, 1995 and 1994 unrecognized interest income on such nonperforming notes receivable totaled $1.6 million, $1.2 million and $2.0 million, respectively.

Notes receivable at December 31, 1996, mature from 1997 to 2014 with interest rates ranging from 6.0% to 12.9% and a weighted average rate of 9.84%. A small percentage of these notes receivable carry a variable interest rate. Notes receivable include notes generated from property

                         AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.        NOTES AND INTEREST RECEIVABLE (Continued)

sales which have interest rates adjusted at the time of sale to yield rates ranging from 6% to 14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $20.4 million are due in 1997 of which $1.9 million is due on nonperforming notes receivable. See NOTE 21. "SUBSEQUENT EVENTS."

Nonrecourse participations totaling $1.6 million and $1.1 million at December 31, 1996 and 1995, respectively, have been deducted from notes receivable.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino accepting as partial payment a $22.0 million wraparound mortgage note receivable. The $22.0 million note bears interest at 11% and was scheduled to mature in July 1995. The Company recorded a deferred gain of $4.6 million in connection with the sale of the hotel and casino resulting from a disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. The Company and the borrower agreed to extend the Company's wraparound mortgage note receivable to December 31, 1995. A one percent extension fee was added to the principal balance of the wraparound mortgage note. The monthly payments on the note remained at $175,000 per month as did the other terms of the note. At the note's extended maturity, the Company and the borrower again agreed to extend the Company's wraparound mortgage note to July 1, 1996. A one percent extension fee was again added to the principal balance of the Company's wraparound mortgage note. The monthly payments on the wraparound mortgage note remained at $175,000 per month as did the other terms of the note. The Company's modified wraparound note continued to accrue interest at 11% per annum with any unpaid interest being added monthly to the principal balance. In March 1997, the wraparound note was again modified and extended. The wraparound note now matures in June 1999 with the borrower having two one year extension options. The modified wraparound note bears interest at 10.5% per annum the first year, 11.5% per annum the second year and $12.5% per annum the third year and in any extension periods, and requires an annual $500,000 principal paydown. The borrower is also required to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower has also pledged 1,500,000 shares of common stock in Crowne Ventures, Inc., as additional collateral. The borrower is making payments in accordance with the terms of the modified note. The Company's wraparound mortgage note receivable had a principal balance of $27.6 million at December 31, 1996. Prior to the modification and extension, the Company recognized interest income on this wraparound mortgage note only to the extent interest was collected.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.        NOTES AND INTEREST RECEIVABLE (Continued)

At December 31, 1996, the Company held a mortgage note receivable secured by a third lien on a commercial property in South Carolina and personal guaranties of several individuals. The note had an extended maturity date of September 1, 1996. The Company and the borrower have again agreed to extend the mortgage note receivable's maturity date to September 1, 1997. The extension required an additional $90,000 principal reduction payment payable in three equal monthly installments beginning November 1, 1996. The Company received $85,000 of the required principal reduction payments in 1996 and the remaining $5,000 in 1997. The monthly interest, quarterly principal reduction payments of $25,000 and all other terms remained the same. The principal balance of the note was $93,000 at December 31, 1996 and the note is now performing in accordance with its modified terms.

In May 1996, the Company funded a $100,000 second lien mortgage secured by a single family residence in Oklahoma City, Oklahoma. The mortgage note receivable bears interest at 10% per annum with the principal and accrued but unpaid interest being payable in a single installment on demand. The mortgage note receivable matures June 1, 1998.

The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida failed, to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 25, 1995, the borrower filed for bankruptcy protection. On August 24, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. The note had a principal balance of $1.6 million at December 31, 1996. On February 2, 1997, the Company sold its note for $1.8 million in cash. See NOTE 21. "SUBSEQUENT EVENTS."

Related Party. The Company holds a junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia, that is subject to a first lien mortgage of $12.0 million at December 31, 1996. In October 1993, the then first lien debt was restructured and split into three pieces. During 1995, the Company advanced the borrower $3.3 million to payoff the then second lien, allowing the borrower to receive a $2.4 million discount offered by the lender for early payoff of such lien. In conjunction with such advance, the Company extended the maturity date of its note to April 1, 1996. All other terms of the note remained unchanged. In December 1996, the underlying lien debt was refinanced for $12.0 million. Of the loan proceeds, $9.0 million was used to payoff the existing underlying lien, $700,000 was applied to the principal and interest due the Company with the remainder of the loan proceeds being used to fund a repair escrow and pay various closing costs associated with the refinancing. The Company is the 1% general partner of the partnership owning the property.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.        NOTES AND INTEREST RECEIVABLE (Continued)

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merriville, Indiana, with a principal balance of $3.5 million. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 5.2% of the Company's outstanding shares of Common Stock. The note matured in December 1996. The Company and borrower have agreed to a modification and extension of the note. The modified note receivable continues to bear interest at 10% per annum, requires monthly payments of principal and interest of $42,000 and has an extended maturity date of December 2000. As additional collateral for this loan, the Company has received a second lien on another property owned by Davister as well as Davister's guarantee of the loan.

NOTE 4.        REAL ESTATE

In March 1996, the Company sold 2.3 acres of the Las Colinas I land parcel for $961,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $891,000, to pay down the term loan. The Company recognized a gain of $538,000 on the sale.

In May 1996, the Company sold an additional 2.3 acres of the Las Colinas I land parcel for $941,000 in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale of $864,000 to paydown the term loan. The Company recognized a gain of $534,000 on the sale.

Also in May 1996, the Company purchased a 2,271 square foot single family residence in Dallas, Texas, for $266,000 in cash. In August 1996, the Company financed the residence for $173,000. The Company received net financing proceeds of $168,000 after the payment of various closing costs associated with the financing. The loan bears interest at a variable rate, currently 9.25% per annum, requires monthly principal and interest payments of $2,000 and matures in August 2008. The residence is currently being leased.

In June 1996, the Company purchased Parkfield land, 442.7 acres of partially developed land in Denver, Colorado, for $8.5 million. In connection with the acquisition, the Company obtained mortgage financing of $7.5 million and issued to the seller 15,000 shares of the Company's Series C Cumulative Convertible Preferred Stock with an aggregate liquidation preference of $1.5 million. See
NOTE 9. "PREFERRED STOCK." The excess financing proceeds of $500,000 were applied to the payment of various closing costs associated with the acquisition. The loan bears interest at 15% per annum, requires monthly interest only payments at a rate of 12% per annum, with the remaining 3% being deferred and added to the principal balance of the loan. The principal balance, accrued and unpaid interest and a $600,000 "maturity fee" are due at the loan's maturity in June 1998.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE (Continued)

Also in June 1996, the Company sold for $120,000 in cash a parcel of land in Midland, Michigan that was leased under a long-term ground land lease. The Company recognized a gain of $44,000 on the sale.

In October 1995, the Company purchased BP Las Colinas, a 92.6 acre parcel of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres for $4.9 million in cash. In accordance with the terms of the term loan secured by the property, the Company applied the net proceeds of the sale, $4.7 million, to paydown the term loan, in exchange for that lenders' release of its collateral interest in the 32.3 acres sold. The Company recognized a gain of $2.0 million on such sale. In February 1997, the Company completed the second phase sale of 40 acres for $8.0 million. See NOTE
21. "SUBSEQUENT EVENTS."

In July 1996, the Company purchased Pin Oak land, 567.7 acres of partially developed land in Houston, Texas for $6.2 million. The Company paid $451,000 in cash and obtained seller mortgage financing for the remaining $5.7 million of the purchase price. The loan bears interest at 9% per annum, required a $500,000 principal and interest payment on November 1, 1996 and requires quarterly principal and interest payments of $145,000, thereafter. The loan matures in August 1998. In September 1996, the Company entered into a contract to sell the land for a price in excess of the land's purchase price and carrying and estimated selling costs. The sale, should it be consummated, would close on or about December 1, 1997.

In August 1996, the Company purchased a pool of assets for $3.1 million from Southmark Corporation ("Southmark"), consisting of a total of 151.5 acres of unimproved land in California, Indiana and Idaho, various percentage interests, ranging from 15% to 45%, in five partnerships and trusts that hold an unsecured note receivable with a principal balance of $3.4 million and Southmark's 19.2% limited partner interest in SAMLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." To complete the acquisition, the Company borrowed an additional $3.0 million from the lender whose term loan is secured by the Company's Las Colinas I land in Las Colinas, Texas. The term loan was amended to increase the loan amount from $10.9 million to $13.9 million. The $3.0 million advance is secured by the
82.4 acres of unimproved land acquired from Southmark in Oceanside, California and the 19.2% limited partner interest in SAMLP.

Also in August 1996, the Company purchased Valwood land, 280 acres of partially developed land in Dallas County, Texas for $13.5 million. The Company paid $3.8 million in cash and obtained new mortgage financing for the remaining $9.7 million of the purchase price, as a third advance under the term loan from the lender discussed above. The term loan was again amended increasing the term loan amount from $13.9 million to $19.5 million with an additional $4.0 million being loaned on an over-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE (Continued)

line advance note. The amendment also changed the principal reduction payments to $3.0 million on the last day of March 1997, June 1997, September 1997 and January 1998, and added 240 acres of the 280 acres of the Valwood land as additional collateral on the term loan. All other terms of the term loan remained unchanged. The $4.0 million overline advance was repaid in full in December 1996.

In November 1996, the Company sold an additional 2.2 acres of the 74.9 acre Las Colinas I land parcel for $899,000 in cash. The Company used the net proceeds of the sale of $749,000 to pay down the term loan secured by such parcel in accordance with provisions of the loan. The Company recognized a gain of $505,000 on the sale.

Also in November 1996, the Company purchased Lewisville land, 78.5 acres of undeveloped land in Lewisville, Texas for $3.6 million. The Company paid $1.1 million in cash and financed the remaining $2.5 million of the purchase price. The mortgage bears interest at 10% per annum, requires an annual interest payment of $250,000 on November 9, 1997, and quarterly interest payments of $62,500 thereafter and matures in October 1999.

In December 1996, the Company purchased the Best Western Oceanside Hotel in Virginia Beach, Virginia, for $6.8 million. The Company acquired the property through Ocean Beach Partners, L.P. ("Ocean L.P."), a newly formed partnership of which a wholly-owned subsidiary of the Company, is the 1% general partner and the Company is the 99% Class B limited partner. In conjunction with the acquisition, Ocean L.P. issued 1,813,660 Class A limited partner units in Ocean L.P. having an agreed value of $1.00 per partnership unit to the former owners of the property. The Class A limited partner units are entitled to a $.095 per unit preferred annual return. The Class A limited partners do not otherwise participate in the income, loss or cash flow of the partnership. The Class A limited partner units may be exchanged for Series D Cumulative Preferred Stock in the Company at a rate of 20 units per share of Preferred Stock. The Company obtained new mortgage financing for the remaining $5.0 million of the purchase price. The mortgage bears interest at 9.94% per annum, requires monthly payments of principal and interest of $49,000 and matures in January 2007.

Also in December 1996, the Company purchased Valley Ranch land, 452 acres of partially developed land in Irving, Texas, for $15.5 million. In conjunction with the acquisition, a wholly-owned subsidiary of the Company became the 1% general partner and the Company became the 99% Class B limited partner in Valley Ranch Limited Partnership ("VRLP"). VRLP issued 8,000,000 Class A limited partner units in VRLP having an agreed value of $1.00 per partnership unit to the former VRLP limited partners. The Class A limited partner units are entitled to a $.10 per unit preferred annual return for the first 36-month period, $.11 per unit thereafter. The Class A limited partners do not otherwise participate in the income, loss or cash flow of the partnership. The

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE (Continued)

Class A limited partner units may be exchanged for Series E Preferred Cumulative Convertible Stock of the Company at a rate of 100 units per share of Preferred Stock. The Company obtained new mortgage financing for the remaining $7.7 million of the purchase price. The mortgage bears interest at a variable rate, currently 10.25% per annum, requires monthly interest only payments of $70,000 and matures in December 1999.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1995, 176 of the residential lots had been sold. During 1996, 12 additional lots have been sold for an aggregate gain of $24,000. At December 31, 1996, 10 lots remained to be sold.

In February 1995, the Company sold the Boulevard Villas Apartments in Las Vegas, Nevada, for $9.6 million. The Company received net cash of $3.4 million, after the payoff of $5.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $924,000 on the sale.

In May 1995, the Company purchased Las Colinas I, a 74.9 acre parcel of partially developed land in Las Colinas, Texas, for $13.5 million. In connection with the acquisition, the Company borrowed $15.0 million under a term loan. In September 1995, the Company sold 6.9 acres of the Las Colinas I land parcel, for $2.9 million in cash. In accordance with the provisions of the term loan, the Company applied the net proceeds of the sale, $2.6 million, to pay down the term loan.

In October 1995, the Company purchased BP Las Colinas land, a 92.6 acre parcel of partially developed land in Las Colinas, Texas, for $7.1 million. The Company paid $959,000 in cash and borrowed the remaining $6.1 million of the purchase price. The Company also pledged to the lender, as additional collateral for the loan, $2.0 million of newly issued shares of the Company's Common Stock.

NOTE 5.        ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                              1996       1995       1994
                            --------   --------   -------
Balance January 1, ......   $ 7,254    $ 8,201    $ 9,913
Amounts charged off .....      --         (947)    (1,712)
Writedown of property ...    (3,328)      --         --
                            -------    -------    -------
Balance December 31, ....   $ 3,926    $ 7,254    $ 8,201
                            =======    =======    =======

NOTE 6.        INVESTMENTS IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at December 31, 1996, includes (i) equity securities of three publicly traded real estate investment trusts Continental Mortgage and Equity

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.        INVESTMENTS IN EQUITY INVESTEES (Continued)

Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI") (Collectively the "REITs"),
(ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, the operating partnership of NRLP, through its 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992, is a general partner of SAMLP, the general partner of NRLP and NOLP and was a director and Chief Executive Officer of SAMI until May 15, 1996. Randall M. Paulson, an Executive Vice President of the Company, serves as the sole director of SAMI and as President of the REITs, SAMI and BCM. In addition, BCM serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Investments in equity investees." The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See
NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 9. "MARGIN BORROWINGS."

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1996 was as follows:

                                                                           Equivalent
                   Percentage                    Carrying                   Investee
                 of the Company's                Value of                  Book Value         Market Value
                  Ownership at                 Investment at                   at           of Investment at
Investee        December 31, 1996            December 31, 1996          December 31, 1996   December 31, 1996
--------        -----------------            -----------------          -----------------   -----------------
NRLP                       54.5%                   $   14,421               $            *         $ 44,997
CMET                       40.6                        14,141                      32,148            18,789
IORI                       29.6                         2,719                       6,625             4,838
TCI                        30.5                         6,318                      24,204            13,131
                                                   ----------                                      --------
                                                                                                   $ 81,755
                                                                                                   =========
General partner
  interest in NRLP and NOLP                             6,607
Other                                                 (2,234)
                                                   ----------
                                                   $   41,972
                                                   ==========

---------------
* At December 31, 1996, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $188.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.           INVESTMENTS IN EQUITY INVESTEES (Continued)

     mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company's investment in real estate entities, accounted for using the equity method, at December 31, 1995 was as follows:

                                                                           Equivalent
                   Percentage                    Carrying                   Investee
                 of the Company's                Value of                  Book Value                  Market Value
                  Ownership at                 Investment at                   at                    of Investment at
Investee        December 31, 1995            December 31, 1995          December 31, 1995              December 31, 1995
--------        -----------------            -----------------          -----------------            -----------------
NRLP                    51.1%                      $   12,712               $          - *               $ 38,020
CMET                    37.2                           12,116                      28,297                  15,757
IORI                    25.9                            2,752                       6,271                   4,065
TCI                     28.2                            9,162                      25,195                  11,335
                                                   ----------                                            --------
                                                       36,742                                            $ 69,177
                                                                                                         ========
General partner
  interest in NRLP and NOLP                             7,726
Other                                                 (3,396)
                                                   ----------
                                                   $   41,072
                                                   ==========


------------------

* At December 31, 1995, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $161.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1996, as its liquidity has permitted.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. Which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly interest only payments commencing in April 1997 and matures April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Center Associates, Ltd. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly interest only payments commencing in April 1997 and matures in April 2000.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.         INVESTMENTS IN EQUITY INVESTEES (Continued)

In July 1996, a newly formed limited partnership, of which the Company is 1% general partner, purchased 580 acres of undeveloped land in Collin County, Texas for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership with the remaining $5.6 million being contributed by the limited partner. The partnership agreement designates the Company as the managing general partner. In September 1996, the Partnership obtained financing of $2.8 million secured by the 580 acres of land and personal guarantees of the limited partners. The Partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on its investment before any sharing of partnership profits occurs.

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

In January 1992, the Company entered into a partnership which acquired 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1995, 132 of the residential lots owned by the partnership were sold. During 1996, an additional 52 lots were sold with 103 lots remaining to be sold at December 31, 1996. Through December 31, 1996, each partner had received $172,000 in return of capital distributions and $181,000 in profit distributions from the partnership.

Other equity investees. In April 1996, a wholly-owned subsidiary of the Company purchased for $10.7 million in cash 80% of the common stock of an entity which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. The Company anticipates taking such entity public during 1997. Accordingly, the Company believes its control of such entity is temporary and accounts for such entity under the equity method.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 6.           INVESTMENTS IN EQUITY INVESTEES (Continued)

Set forth below are summary financial data for equity investees owned over 50%:

                                               1996         1995
                                            ---------    ---------
Property and notes
  receivable, net ..............            $ 240,552    $ 239,728
Other assets ...................               59,409       53,202
Notes payable ..................             (352,441)    (338,534)
Other liabilities ..............              (19,294)     (53,663)
                                            ---------    ---------
Equity .........................            $ (71,774)   $ (99,267)
                                            =========    =========


                                               1996         1995         1994
                                            ---------    ---------     --------
Revenues .......................            $ 124,044    $ 110,892     %107,546
Depreciation ...................              (11,148)     (10,268)     (10,034)
Interest .......................              (34,640)     (34,956)     (34,145)
Operating expenses .............              (78,043)     (69,572)     (66,602)
                                            ---------    ---------     --------

Income (loss) before gains on
  sale of real estate and
  extraordinary gains ..........                  213       (3,904)      (3,235)
Gains on sale of real estate ...                   61        7,701        8,252
                                            ---------    ---------    ---------
Net income .....................            $     274    $   3,797    $   5,017
                                            =========    =========    =========

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.


The Company's equity share of:

                                        1996      1995       1994
                                      -------   -------    -------
Income (loss) before gains on
   sale of real estate .........      $   270   $(1,767)   $(1,279)
Gains on sale of real estate ...         --       1,884      1,923
                                      -------   -------    -------
Net income .....................      $   270   $   117    $   644
                                      =======   =======    =======


Set forth below are summary financial data for equity investees owned less than 50%:

                                      1996          1995
                                    ---------    ---------
Property and notes
   receivable, net                  $ 501,097    $ 466,220
Other assets .......                   57,877       61,697
Notes payable ......                 (358,203)    (318,161)
Other liabilities...                  (19,849)     (20,396)
                                    ---------    ---------
Equity .............                $ 180,922    $ 189,360
                                    =========    =========

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.           INVESTMENTS IN EQUITY INVESTEES (Continued)

                                    1996         1995         1994
                                 ---------    ---------    ---------
Revenues .....................   $ 101,246    $  94,730    $  74,093
Depreciation .................     (14,408)     (13,950)     (10,276)
Provision for losses .........         844         (541)      (1,429)
Interest .....................     (30,401)     (28,102)     (20,264)
Operating expenses ...........     (69,698)     (65,471)     (54,213)
                                 ---------    ---------    ---------
(loss) before gains on sale of
   real estate and extra-
   ordinary gains ............     (12,417)     (13,334)     (12,089)
Gains on sale of real estate .      11,701        5,822        6,375
Extraordinary gains ..........       1,068        1,437        1,189
                                 ---------    ---------    ---------
Net income (loss) ............   $     352    $  (6,075)   $  (4,525)
                                 =========    =========    =========

The Company's equity share of:

                                      1996         1995         1994
                                 ---------    ---------    ---------
(loss) before gains on sale of
   real estate and extra-
   ordinary gains ............   $  (2,911)   $  (3,356)   $  (1,250)
Gains on sale of real estate .       4,645        2,463          895
Extraordinary gains ..........         381          783          273
                                 ---------    ---------    ---------
Net income (loss) ............   $   2,115    $    (110)   $     (82)
                                 =========    =========    =========

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have been making regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In 1996, the Company received distributions from the REITs totaling $ 2.1 million and $6.9 million from NRLP. At December 31, 1995, the Company accrued $3.3 million in NRLP distributions which were paid January 2, 1996. In 1995, the Company received total distributions from the REITs of $641,000 and $719,000 from NRLP.

The Company's investments in the REITs and NRLP were initially acquired in 1989. In 1996, the Company purchased an additional $2.2 million of equity securities of the REITs and NRLP.

NOTE 7.           MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In 1996, the Company purchased $22.6 million and sold $23.6 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At December 31, 1996, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $486,000. In 1996, the Company realized a net gain of $29,000 from the sale of trading portfolio securities and received $163,000 in dividends. At December 31, 1995, the Company recognized an

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.           MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)


unrealized decline in the market value of the equity securities in its trading portfolio of $998,000. In 1995, the Company realized a net gain of $349,000 from the sale of trading portfolio securities and received $852,000 in dividends and $238,000 in return of capital distributions on such securities. At December 31, 1994, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $24,000. In 1994, the Company realized a net loss of $101,000 from the sale of trading portfolio securities and received $274,000 in dividends on such securities. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.           NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                         1996                    1995
                                 ---------------------   -----------------
                                 Estimated               Estimated
                                   Fair         Book       Fair      Book
                                   Value        Value     Value      Value
                                   -----        -----     -----      -----
Notes payable
   Mortgage loans ................$ 40,680   $ 68,385   $ 18,376   $ 22,086
   Borrowings from financial
      institutions ...............  78,812     48,929     27,052     29,945
   Notes payable to affiliates ...   1,658      4,176      1,554      4,176
                                  --------   --------   --------   --------
                                  $121,150    121,490   $ 46,982     56,207
                                  ========              ========
   Interest payable (including
      $4,798 in 1996 and $4,380
      in 1995 to affiliate) ......              6,373                 4,956
                                             --------              --------
                                             $127,863              $ 61,163
                                             ========              ========


Scheduled principal payments on notes payable are due as follows:

     1997...............................................         $  36,022
     1998...............................................            47,552
     1999...............................................            15,387
     2000...............................................             1,108
     2001 ..............................................             2,538
     Thereafter.........................................            18,883
                                                                  --------
                                                                  $121,490
                                                                  ========

Stated interest rates on notes payable ranged from 6.0% to 14% at December 31, 1996, and mature in varying installments between 1997 and 2007. At December 31, 1996, notes payable were collateralized by mortgage notes receivable with a net carrying value of $18.2 million and by deeds of trust on real estate with a net carrying value of $122.2 million.

In February 1996, the Company refinanced the $7.8 million of debt collateralized by a mortgage note receivable with a principal balance of

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.      NOTES AND INTEREST PAYABLE (Continued)

$18.2 million at December 31, 1996, which is secured by a shopping center in Las Vegas, Nevada, for $12.0 million. The Company received net refinancing proceeds of $2.3 million after the payoff of the existing debt, payment of various closing costs associated with the refinancing and making a $1.5 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas, in exchange for that lender's release of its participation in the note receivable. The new loan bears interest at 15% per annum, requires monthly principal and interest payments of $152,000 and matures in February 1998.

In April 1996, the Company refinanced the $2.9 million of underlying debt collateralized by a wraparound mortgage note receivable with a principal balance of $27.6 million at December 31, 1996, which is secured by a hotel and casino in Las Vegas, Nevada for $16.8 million. The Company received net cash of $11.2 million after the payoff of the underlying liens, the payment of various closing costs associated with the refinancing and making a $1.4 million paydown on the term loan secured by the Las Colinas I land in Las Colinas, Texas, in exchange for that lender's release of its participation in the wraparound note receivable. The new loan bears interest at 16.5% per annum, requires monthly interest only payments at a rate of 12.5% with the remaining 4% being deferred and added to principal. The loan matures in April 1998.

Also in April 1996, the Company refinanced the $5.1 million mortgage debt secured by the Denver Merchandise Mart in Denver, Colorado, for $15.0 million. The Company pledged 1,264,000 newly issued shares of the Company's common stock as additional collateral for such loan. See NOTE 10. "COMMON STOCK." The Company received net refinancing proceeds of $7.8 million after the payoff of the existing mortgage debt, purchasing the ground lease on Denver Merchandise Mart for $678,000 and payment of various closing costs associated with the refinancing. The new loan bears interest at a variable rate, currently 10.5% per annum, requires monthly principal and interest payments of $142,000 and matures in October 1997.

In August 1996, the Company refinanced the $2.4 million mortgage debt secured by the Rosedale Towers Office Building in Roseville, Minnesota for $2.8 million. The Company received net refinancing proceeds of $154,000 after the payoff of the existing mortgage debt and payment of various closing costs associated with the refinancing. The Company also received 564,704 shares of Common Stock of the Company that it had pledged as additional collateral on the refinanced mortgage debt. Such shares are held as treasury stock by the Company. The new loan bears interest at 9.05% per annum, requires monthly principal and interest payments of $24,000 and matures in August 2006.

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

the financing and a $1.1 million renovation holdback. Upon completion of the renovations, the lender advanced the $1.1 million renovation holdback in December 1996. The loan bears interest a variable rate, currently 10.50% per annum and requires monthly interest only payments through February 1, 1998. Commencing March 1, 1998, monthly payments of interest plus a $3,000 principal paydown are required until the loan's maturity in September 2001.

In October 1996, the Company completed the sale of $1.1 million in 11- 1/2% senior subordinated notes in a private placement. Interest on the notes is payable semi-annually on March 31 and September 30 of each year commencing March 31, 1997. The notes mature September 30, 1999, and are subject to the right of the Company to call the notes for early redemption at no penalty or premium to the Company.

In December 1996, the Company obtained second lien financing on the Kansas City Holiday Inn in Kansas City, Missouri, of $3.2 million. The Company received net financing proceeds of $3.0 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 15% per annum, requires monthly payments of $41,000 and matures in February 1999.

Notes payable to affiliates at December 31, 1996 and 1995 include a $4.2 million note due to NRLP as payment for SAMLP's general partner interest in NRLP. The note bears interest at 10% per annum compounded semi-annually and is due at the earlier of September 2007, the liquidation of NRLP or the withdrawal of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

NOTE 9.      MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings were $40.0 million at December 31, 1996, and $34.0 million at December 31, 1995, 34.5% and 47%, respectively, of the market values of such equity securities at such dates.

In August 1996, the Company consolidated its existing NRLP margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of December 31, 1996, 3,418,319 NRLP units with a market value of $44.9 million were pledged as security for such loan.

Also in August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of REITs owned by the Company and Common Stock of the Company owned by

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.      MARGIN BORROWINGS (Continued)

Basic Capital Management, Inc. ("BCM"), the Company's Advisor, with a market value of $4.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan.

In September 1996, the same lender made a second $2.0 million loan. The second loan is also secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM with a market value of $5.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan.

NOTE 10.          COMMON STOCK

In April 1996, the Company issued 500,000 newly issued shares of Common Stock to ND Investments, Inc., a wholly-owned subsidiary of the Company, which in turn pledged such shares as additional collateral for the loan secured by the BP Las Colinas land in Las Colinas, Texas. See NOTE 4. "REAL ESTATE."

Also in April 1996, the Company issued 1,264,000 newly issued shares of Common Stock to Garden Capital Merchandise Mart, Inc., a wholly-owned subsidiary of the Company, which pledged such shares as additional collateral for the loan secured by Denver Merchandise Mart, in Denver, Colorado. See NOTE 8. "NOTES AND INTEREST PAYABLE."

NOTE 11.          DIVIDENDS

In June 1996, the Company's Board of Directors resumed the payment of dividends on the Company's Common Stock with the declaration of a second quarter dividend of $.05 per share. The Company had last paid dividends on May 15, 1990. The Company paid common dividends totaling $1.5 million or $.15 per share in 1996. The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1996 represented a return of capital.

NOTE 12.          PREFERRED STOCK

In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series B Preferred Stock consists of a maximum of 4,000 shares, all of which were sold April 4, 1996 for $400,000 in cash in a private transaction. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Series B Preferred Stock may be converted to Common Stock of the Company at 90% of the average closing price of the Company's Common Stock on the prior 20 trading days.

In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Con-

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.          PREFERRED STOCK (Continued)

vertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series C Preferred Stock consists of a maximum of 16,500 shares, of which 15,000 were issued on June 4, 1996 in connection with the purchase of Parkfield land in Denver, Colorado. See NOTE 4. "REAL ESTATE." Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The dividends for the first four quarters are to be paid in shares of Series C Preferred Stock. In 1996, the Company issued a total of 877 shares of Series C Preferred Stock to the Series C Preferred Stock stockholders in lieu of cash dividends. The Series C Preferred Stock may be converted to Common Stock of the Company at 90% of the average closing price of the Company's Common Stock on the prior 20 trading days. At December 31, 1996, 15,877 shares of Series C Preferred Stock was issued and outstanding.

In December 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred Stock consists of a maximum of 91,000 shares. Dividends are payable at a rate of $1.90 per year of $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Class A limited partner units of Ocean L.P. may be exchanged for Series D Preferred Stock at a rate of 20 units per share of Series D Preferred Stock. No more than one-third of the Class A units held may be exchanged between January 1, 1997 and May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 1996, none of the Series D Preferred Stock was issued. See NOTE 4. "REAL ESTATE."

Also in December 1996 the Company field Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares. Dividends are payable at a rate of 10.00 per year or $2.50 per quarter to Stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company, for the period from November 4, 1996 to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Class A limited partner units of VRLP may be exchanged for Series E Preferred Stock at a rate of 100 Class A units per share of Preferred Stock. No more than one-half of the Class A units may be exchanged prior to May 4, 1997, thereafter all unexchanged Class A units are exchangeable. Beginning November 4, 1998, the Series E Preferred Stock may be converted to Common Stock of the Company at 80% of the average closing price of the Company's Common Stock on the prior 20 trading days. Up to 37.50% of the preferred shares may be converted between November 4, 1998 and November 3, 1999. Between November 4, 1999

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.          PREFERRED STOCK (Continued)

and November 3, 2001 an additional 12.50% of the original preferred shares may be converted, and the remaining can be converted as of November 4, 2001 and thereafter. At December 31, 1996, none of the Series E Preferred Stock was issued. See NOTE 4. "REAL ESTATE."

NOTE 13.  ADVISORY AGREEMENT

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

BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as Chairman of the Board and as a Director of the Company until November 16, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, a Director of the Company until June 6, 1996, is a director of BCM and a trustee of the trust that owns BCM. Oscar W. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997.

The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $.50 per share.

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

NOTE 14.  PROPERTY MANAGEMENT

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 15.          ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates were as follows:

                                1996     1995     1994
                              ------   ------   ------

Fees
   Advisory and mortgage
     servicing ............   $1,539   $1,195   $1,242
  Brokerage commissions ...    1,889      905      497
  Property and construction
     management and leasing
     commissions* .........      892    1,200      899
  Loan arrangement ........      806       95       25
                              ------   ------   ------
                              $5,126   $3,395   $2,663
                              ======   ======   ======

   Cost reimbursements ....   $  691   $  516   $  434
                              ======   ======   ======


------------
* Net of property management fees paid to subcontractors, other than Carmel Realty.


NOTE 16.        INCOME TAXES

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At December 31, 1996, the Company had a tax net operating loss carryforward of $17.7 million expiring through 2010.

At December 31, 1996, the Company has a deferred tax benefit of $5.2 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

The components of tax expense are as follows:

                          1996      1995    1994
                       -------   -------    -----

Income tax provision
   Current .........   $  --      $    2    $   9
                       =======    ======    =====

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 17.            EXTRAORDINARY GAIN

In 1996, the Company recognized an extraordinary gain of $381,000 representing its equity share of TCI's extraordinary gain from the early payoff of debt and CMET's extraordinary gain from an insurance settlement.

In 1995, the Company recognized an extraordinary gain of $783,000 representing its equity share of TCI's extraordinary gain from the early payoff of debt.

In 1994, the Company recognized an extraordinary gain of $273,000 representing its equity share of TCI's extraordinary gain from settlement of claims against it by a lender. The Company also recognized $50,000 from forgiveness of a portion of a first mortgage due to the early payoff of the second mortgage.

NOTE 18.            RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of an office building, a merchandise mart and shopping centers. The leases thereon expire at various dates through 2006. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1996:


              1997..................................                $ 1,889
              1998..................................                  1,555
              1999..................................                  1,075
              2000..................................                    740
              2001..................................                    599
              Thereafter............................                  1,444
                                                                    -------
                                                                    $ 7,302
                                                                    =======

NOTE 19.        COMMITMENTS AND CONTINGENCIES

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







                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 20.          QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1996 and 1995:

                                                     Three Months Ended
                                        ------------------------------------------------
   1996                                  March 31,  June 30,  September 30, December 31,
----------                              ----------  --------  ------------  ------------
Revenue ...................             $  6,790    $  5,346    $  7,306    $  7,537
Expense ...................                8,255       8,555       9,279      12,488
                                        --------    --------    --------    --------
(loss) from operations ....               (1,465)     (3,209)     (1,973)     (4,951)
Equity in income of
   investees ..............                  678         271         661         394
Gains on sale of
   real estate ............                  559         547       1,961         592
Extraordinary gain ........                   13         247         121        --
                                        --------    --------    --------    --------
Net income (loss) .........                 (215)     (2,144)        770       (3965)

Preferred dividend
 requirement ..............                 --           (17)        (48)        (48)
                                        --------    --------    --------    --------

Net income (loss) appli-
 cable to common shares ...             $   (215)   $ (2,161)   $    722     $ (4,013)
                                        ========    ========    ========     ========


Earnings per share
Income (loss) before extra-
   ordinary gain ..........             $   (.02)   $   (.19)   $    .05    $   (.28)
Extraordinary gain ........                 --           .02         .01        --
                                        --------    --------    --------    --------

Net income (loss) .........             $   (.02)   $   (.17)   $    .06    $   (.28)
                                        ========    ========    ========    ========



                                                        Three Months Ended
                                     ---------------------------------------------------------
   1995                               March 31,      June 30,      September 30,   December 31,
-----------                          ----------     ----------     -------------   ------------
Revenue ....................         $ 6,080           $ 5,552         $ 7,066        $ 4,254
Expense ....................           6,940             7,311           6,523          7,540
                                     -------           -------         -------        -------
Income (loss) from
   operations ..............            (860)           (1,759)            543         (3,286)
Equity in income (losses)
   of investees ............          (1,260)           (1,699)         (1,410)         3,518
Gains on sale of real estate             924                24           1,596             50
Extraordinary gain .........             315                12             431             25
                                     -------           -------         -------        -------

Net income (loss) ..........         $  (881)          $(3,422)        $ 1,160        $   307
                                     =======           =======         =======        =======

Earnings per share
Income (loss) before extra-
   ordinary gain ...........         $  (.20)          $  (.59)        $   .13        $   .05
Extraordinary gain .........             .05              --               .07            .01
                                     -------           -------         -------        -------

Net income (loss) ..........         $  (.15)          $  (.59)        $   .20        $   .06
                                     =======           =======         =======        =======

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 21.         SUBSEQUENT EVENTS

In February 1997, the Company completed the second phase of the BP Las Colinas land sale of 40.2 acres for $8.0 million, of which $7.2 million was in cash. In conjunction with the sale, the Company provided $800,000 of purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the land in Las Colinas, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on the note secured by the Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. The Company will recognize a gain of $3.4 million on the sale, deferring the gain associated with the $800,000 loan until it is paid in full.

In February 1997, the Company sold its mortgage note receivable secured by land in Osceola, Florida for $1.8 million in cash. The note receivable had a principal balance of $1.6 million at December 31, 1996 and had been in default since November 1993. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The Company will recognize a gain of approximately $150,000 on the sale.

In January 1997, the Company sold 3.0 acres of the Las Colinas I Land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

In January 1997, the Company purchased Scout land, 546 acres of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price. The mortgage bears interest at 16% per annum, requires quarterly interest payments of $61,000 beginning in April 1997, and matures in January 2000.

In March 1997, the Company purchased Katy Road land, 130.6 acres of undeveloped land in Harris County, Texas for $5.0 million. The Company paid $958,000 in cash and obtained seller financing for the remaining $4.0 million of the purchase price. The mortgage bears interest at 9% per annum, requires quarterly interest payments of $92,000 and matures in March 2000.

                                                                    SCHEDULE III

                         AMERICAN REALTY TRUST, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996

                                                                                Cost
                                                                             Capitalized          Gross Amounts of
                                                                             Subsequent            Which Carried
                                                  Initial Cost to Company  to Acquisition         at End of Year
                                                 -----------------------   --------------  ------------------------  --------
                                                            Buildings &                               Buildings &     (1)
 Property/Description               Encumbrances   Land     Improvements    Improvements      Land    Improvements    Total
----------------------              ------------ ---------- ------------    ------------    --------  ------------   --------
                                                           (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT
OFFICE BUILDING
Rosedale Towers ...................   $  2,713   $    665    $  3,769         $    993       $    715   $  4,712   $  5,427
   Roseville, MN

SHOPPING CENTERS
Oaktree Shopping Village ..........      1,477        192       1,431               --            192      1,431      1,623
   Lubbock, TX
Park Plaza ........................      3,212        891       3,584            1,058            891      4,642      5,533
   Manitowoc, WI

MERCHANDISE MART
Denver Mart .......................     15,588      4,824       5,184            5,007          5,963      9,052     15,015
   Denver, CO

HOTELS
Best Western Hotel ................      5,065      1,521       6,082               --          1,521      6,082      7,603
  Virginia Beach, VA
Inn at the Mart ...................      2,000         --         302            2,149             --      2,451      2,451
   Denver, CO
KC Holiday Inn ....................      9,124      1,110       4,535            2,016          1,110      6,551      7,661
   Kansas City, MO

SINGLE FAMILY RESIDENCE
Tavel Circle ......................        168         53         214               --             53        214        267
   Dallas, TX                           ------      -----      ------           ------         ------     ------     ------
                                        39,347      9,256      25,101           11,223         10,445     35,135     45,580

PROPERTIES HELD FOR SALE
OFFICE BUILDING
Mopac .............................         --        677       5,098               (2)           675      5,098      5,773
   St. Louis, MO

LAND
Las Colinas I, ....................      9,865     14,076          --           (1,919)(4)     12,157         --     12,157
   Las Colinas, TX
BP Las Colinas, ...................      1,535      7,318          --           (2,448)(4)      4,870         --      4,870
   Las Colinas, TX
Atlanta, Atlanta, GA ..............         --(2)  11,052          --           (3,328)(3)      7,723         --      7,723
Rivertrails I, ....................         --      1,139          --           (1,007)           132         --        132
   Ft. Worth, TX
Parkfield, Denver, CO .............      7,600      9,112          --               --          9,112         --      9,112
Pin Oak, Houston, TX ..............      5,375      6,781          --              119          6,900         --      6,900
Valwood, Dallas, TX ...............      9,650     13,969          --               --         13,969         --     13,969



                                                                                              Life On Which
                                                                                             Depreciation
                                                                                               in Latest
                                                                                               Statement
                                              Accumulated        Date of          Date         of Operations
PROPERTIES HELD FOR INVESTMENT               Depreciation     Construction     Acquired        is Computed
OFFICE BUILDING                              ------------     ------------     --------      -------------
Rosedale Towers ...................       $    933               1974            1990         10 - 40 years
   Roseville, MN

SHOPPING CENTERS
Oaktree Shopping Village ..........             40                               1995         10 - 40 years
   Lubbock, TX
Park Plaza ........................            850               1957            1992         10 - 40 years
   Manitowoc, WI

MERCHANDISE MART
Denver Mart .......................          1,215               1965/           1992         10 - 40 years
   Denver, CO                                                    1986

HOTELS
Best Western Hotel ................             89               1983            1996         10 - 40 years
  Virginia Beach, VA
Inn at the Mart ...................            116               1974            1994         10 - 40 years
   Denver, CO
KC Holiday Inn ....................            986               1974            1993         10 - 40 years
   Kansas City, MO

SINGLE FAMILY RESIDENCE
Tavel Circle ......................              4
   Dallas, TX                               ------
                                             4,233

PROPERTIES HELD FOR SALE
OFFICE BUILDING
Mopac .............................          5,098               1925            1965         10 - 40 years
   St. Louis, MO

LAND
Las Colinas I, ....................             --                N/A            1995              --
   Las Colinas, TX
BP Las Colinas, ...................             --                N/A            1995              --
   Las Colinas, TX
Atlanta, Atlanta, GA ..............             --                N/A            1990              --
Rivertrails I, ....................             --                N/A            1991              --
   Ft. Worth, TX
Parkfield, Denver, CO .............             --                N/A            1996              --
Pin Oak, Houston, TX ..............                               N/A            1996              --
Valwood, Dallas, TX ...............             --                N/A            1996              --

                                                                   SCHEDULE III


                         AMERICAN REALTY TRUST, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                              DECEMBER 31, 1996



                                                                           Cost
                                                                        Capitalized             Gross Amounts of
                                              Initial Cost to Company    Subsequent              Which Carried
                                              -----------------------  to Acquisition            at End of Year
                                                       Buildings &     --------------             Buildings &     (1)
 Property/Description         Encumbrances     Land    Improvements     Improvements      Land    Improvements    Total
 --------------------         ------------     ---------------------    -------------     -----   ------------    -----
                                                 (dollars in thousands)

Properties Held for Sale - Continued
>Land - Continued
Lewisville, ..................   $  2,500       $  4,195   $   --         $   --       $  4,195   $   --     $  4,195
   Lewisville, TX
Valley Ranch, Irving, TX .....      7,700         16,592       --           16,592       16,592       --       16,592
Jeffries Ranch, ..............       --            1,178       --             --          1,178       --        1,178
   Oceanside, CA
Bad Lands, Duchesne, UT ......       --               25       --             --             25       --           25
Other (6 properties) .........       --              160       --             --            160       --          160
                                 --------       --------    -------       --------     --------   --------   --------
                                   44,225         86,274      5,098          8,001       77,689      5,098     82,786
                                 --------       --------   --------       --------     --------   --------   --------
                                 $ 83,572       $ 95,530   $ 30,199       $ 19,230     $ 88,133   $ 40,233   $128,366
                                 ========       ========   ========       ========     ========   ========   ========


                                                                                Life On Which
                                                                                Depreciation
                                                                                  in Latest
                                                                                  Statement
                               Accumulated        Date of          Date         of Operations
                               Depreciation     Construction     Acquired        is Computed
                               ------------     ------------     --------      -------------
Land - Continued
Lewisville, ..................   $    --           N/A              1996              --
   Lewisville, TX
Valley Ranch, Irving, TX .....        --           N/A              1996              --
Jeffries Ranch, ..............                    --                1996              --
   Oceanside, CA
Bad Lands, Duchesne, UT ......                    --                1992              --
Other (6 properties) .........        --           N/A           Various              --
                                 --------
                                    5,098
                                 --------

                                 $  9,331
                                 ========




(1)    The aggregate cost for federal income tax purposes is $125.1 million.
(2) Property is pledged as additional collateral for a note payable with a principal balance of $15.5 million.
(3)    Writedown of property to estimated net realizable value.
(4)    Cost basis of assigned to portion of property sold.

                          AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                1996      1995        1994
                                                ----      ----        ----
                                                   (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, ....................   $ 70,495   $ 58,517   $ 59,181

Additions
   Acquisitions and improvements .........     61,649     23,196      9,714
   Foreclosures ..........................         --         --         --
   Property received in settlement
      with insurance company .............         --      1,622         --

Deductions
   Sales of real estate ..................     (3,778)    (9,813)   (10,378)
   Property transferred in settlement
      with insurance company .............         --     (3,027)        --
                                             --------   --------   --------

Balance at December 31, ..................   $128,366   $ 70,495   $ 58,517
                                             ========   ========   ========


Reconciliation of Accumulated Depreciation

Balance at January 1, ....................   $  7,744   $  6,819   $  6,744

Additions
   Depreciation ..........................      1,587      1,250      1,026

Deductions
   Sales of real estate ..................         --      (325)      (951)
                                             --------   --------   --------

Balance at December 31, ..................   $  9,331   $  7,744   $  6,819
                                             ========   ========   ========

                                                                    SCHEDULE IV


                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996



                                                                         Periodic                                  Face
                                       Interest   Maturity               Payment                 Prior           Amount of
   Description                         Rate (1)   Date (1)                Terms                  Liens           Mortgages
                                       --------   --------      -------------------------        -------         ----------
                                                                                                 (dollars in thousands)
FIRST MORTGAGE LOANS
Hall Land.........................      10.00%    08/94         Principal and interest            $      -        $      250
Secured by 4.2 acres of                                         due at maturity.
residential land in Maricopa
County, Arizona.

Osceola Land......................      12.00%    11/93         Principal and interest due                -             1,960
Secured by unimproved land in                                   due monthly.
Osceola County, Florida.

Webster & Banc Boston.............     Various    Various      Principal and interest                     -               158
Secured by condominiums in Ft.                                 monthly.
Lauderdale, Florida.

J. W. Sherman.....................      7.00%     08/98        Principal and interest                     -                32
Secured by 1 co-op apartment in                                payments due monthly.
Brooklyn, NY.

Nak Chung Building................      8.00%     04/99        Interest due monthly.                      -               100
Secured by restaurant in                                       Principal to be paid down
Los Angeles, California.                                       to $50,000 by May 1, 1997,
                                                               balance due at maturity.

WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza...................      9.74%     12/97        Principal and interest due                7,758         17,600
Secured by 93,320 square foot                                  monthly of $168,000 based
retail shopping center in Las                                  on 25 year amortization.
Vegas, Nevada

Continental Hotel.................     10.50%     06/99        Principal and interest                    3,542         27,600
Secured by a hotel and casino                                  due monthly.  $500,000
in Las Vegas, Nevada.                                          principal payment due
                                                               annually.
JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(3)..........................      9.75%     04/96        Pay greater of available cash            11,677          8,862
Secured by 297 room hotel in                                   or 6% from 2/1/94 to 7/1/94.
Williamsburg, Virginia.                                        Thereafter, pay greater of
                                                               available cash or 8%.

NO. SO. II........................     12.00%     09/97        Interest due monthly, with                1,317            852
Secured by shopping center in                                  principal reductions of
Columbia, South Carolina.                                      $25,000 due quarterly.
                                                               Principal balance due at
                                                               maturity.



                                                         Principal Amount of
                                        Carrying          Loan Subject to
                                        Amount of      of Delinquent Principal
   Description                         Mortgages(2)           or Interest
                                       ----------     ------------------------
                                               (dollars in thousands)
FIRST MORTGAGE LOANS
Hall Land........................      $      262            $         112
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

Osceola Land.....................           1,593                    1,593
Secured by unimproved land in
Osceola County, Florida.

Webster & Banc Boston............              81
Secured by condominiums in Ft.
Lauderdale, Florida.

J. W. Sherman....................              31                     -
Secured by 1 co-op apartment in
Brooklyn, NY.

Nak Chung Building...............              20                     -
Secured by restaurant in
Los Angeles, California.


WRAPAROUND MORTGAGE LOANS

Las Vegas Plaza..................          18,249                     -
Secured by 93,320 square foot
retail shopping center in Las
Vegas, Nevada

Continental Hotel................          22,713                     -
Secured by a hotel and casino
in Las Vegas, Nevada.

JUNIOR MORTGAGE LOANS

Williamsburg Hospitality
House(3).........................           8,721                     -
Secured by a 297 room hotel in
Columbia, South Carolina.


No. So. II ......................              93                     -
Secured by Shopping Center in
Columbia, South Carolina

                                                                    SCHEDULE IV
                                                                   (Continued)

                         AMERICAN REALTY TRUST, INC.
                        MORTGAGE LOANS ON REAL ESTATE
                              DECEMBER 31, 1996



Principal Amount of
                                                                            Periodic                                   Face
                                    Interest         Maturity               Payment                    Prior          Amount of
    Description                      Rate (1)        Date (1)                Terms                     Liens          Mortgages
                                   ----------       ---------     ---------------------------        -----------     ----------
                                                                                                        (dollars in thousands)
JUNIOR MORTGAGE LOANS - Continued
Hall Land....................            10.00%        08/94       Principal and interest due          $      112         $  71
Secured by 4.2 acres of                                            at maturity.
residential land in Maricopa
County, Arizona.

R. Brooks Douglas............
Secured by a single family               10.00%        06/98       Principal and interest due                 -             100
residence in Oklahoma.                                             at maturity.

OTHER

Tiberon Trails(3)............            10.00%        12/00       Interest only monthly.                   7,014         4,000
Secured by assignment of                                           Principal at maturity.
capital stock of a corpora-
tion owning a 375 unit apart-
ment complex in Merrillville,
Indiana.

Mediterranean Villas(4)......                          09/04       Interest only monthly.                     -           1,000
Secured by second and third                            09/04       Principal at maturity.                     -             300
liens on an apartment complex
in San Antonio, Texas.

Tanglewood Partnership.......         Variable         09/03       Interest only monthly.                     -           3,400
Secured by a partnership
interest.
                                                                                                       ----------       -------
                                                                                                       $   31,420       $66,285
                                                                                                       ==========       =======
Interest receivable

Deferred gains

Discounts

Allowance for estimated losses



                                                           Principal Amount of
                                      Carrying              Loan Subject to
                                     Amount of            Delinquent Principal
    Description                     Mortgages (2)              or Interest
                                    -------------        -----------------------
                                              (dollars in thousands)
JUNIOR MORTGAGE LOANS - Continued

Hall Land....................          $       79                $        79
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

R. Brooks Douglas............
Secured by a single family                    100                        -
residence in Oklahoma.

OTHER

Tiberon Trails(3)............               3,503                        -
Secured by assignment of
capital stock of a corpora-
tion owning a 375 unit apart-
ment complex in Merrillville,
Indiana.

Mediterranean Villas(4)......               1,000                        -
Secured by second and third                   300                        -
liens on an apartment complex
in San Antonio, Texas.

Tanglewood Partnership.......                 -                          -
Secured by a partnership
interest.
                                         --------                -----------
                                           56,745                $     1,785
                                                                 ===========
Interest receivable                           445

Deferred gains                             (4,617)

Discounts                                    (162)

Allowance for estimated losses             (3,926)
                                          -------
                                          $48,485
                                          =======


---------------
(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1996. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.
(2)   The aggregate cost for federal income tax purposes is $57.2 million.
(3)   Mortgage note is receivable from a related party.
(4) Mortgage note is receivable from a partnership in which the Company is a 27% limited partner.

                                                                   SCHEDULE IV
                                                                   (Continued)




                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE





                                                    1996         1995         1994
                                                   -------      -------      -------
                                                           (dollars in thousands)

Balance at January 1, .......................      $58,119      $54,050     $56,018

Additions
   New mortgage loans .......................          100           --       1,400
   Compounding of interest ..................           --           --          --
   Funding on existing loans ................          150        3,295         600

Deductions
   Collections of principal .................      (1,495)        1,590      (2,446)
   Settlement of term loan obligation
      in exchange for receivable
      participation .........................          --           --           --
   Transfer in settlement with
      insurance company .....................          --           --           --
   Write-off of principal ...................        (129)        (816)      (1,522)
   Foreclosures .............................          --           --           --
                                                   -------      -------      ------



Balance at December 31, .....................      $56,745      $58,119     $54,050
                                                   =======      =======     =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                 -------------------------------------------


                                    PART III


ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Trust, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Company's Bylaws provide for three classes of Directors to serve for staggered three-year terms. The Directors are elected at the annual meeting of stockholders or are appointed by the Company's incumbent Board of Directors and serve until their respective terms expire or until a successor has been elected or appointed.

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










                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)

Directors (Continued)

KARL L. BLAHA:  Age 49, Director (Class III) (Affiliated) (since June
1996). President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993).

          Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") Transcontinental Realty Investors, Inc. ("TCI"), and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and a corporation owned by BCM; Executive Vice President (since October 1992 of Carmel Realty, Inc. ("Carmel Realty"), a company affiliated with BCM which provides real estate brokerage services and commercial property management services; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).


ROY E. BODE:  Age 49, Director (Class II) (Independent) (since September
1996).

          Vice President of Public Affairs (since May 1992) of University of Texas Southwestern Medical Center; Editor (June 1988 to December
          1991) of Dallas Times Herald; and Director (since 1991) of the DFW Metroplex Chapter of St. Jude's Children's Research Hospital.


OSCAR W. CASHWELL:  Age 69, Director (Class I) (Affiliated) (since
November 1992).

          President (February 1994 to August 1995) of CMET, IORI and TCI; Executive Vice President (August 1995 to January 1997), President and Director of Property and Asset Management (January 1994 to August
          1995) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (February 1994 to August
          1995) and Director (March 1994 to August 1995) of SAMI; and Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                 (Continued)

Directors (Continued)

DALE A. CRENWELGE: Age 38, Director (Class III) (Independent) (since December 1994).

          President (since 1989) of Longhorn Consultants Commercial Real Estate Group, Inc. and Crenwelge Commercial Consultants, Inc. real estate marketing and management firms; and Assistant to the President (1985 to 1989) of Thompson Properties, a commercial real estate development, brokerage, management and investment company.

AL GONZALEZ:  Age 60, Director (Class II) (Independent) (since 1989).

          President (since March 1991) of AGE Refining, Inc., a petroleum refining and marketing firm; President (January 1988 to March 1991) of Moody-Day Inc., which sells and leases construction equipment and supplies; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April 1990) of Avacelle, Inc. ("Avacelle"); Director (1988 to 1992) of Greenbriar Corp., formerly Medical Resource Companies of America; and member (1987 to 1989) of the Dallas City Council.

On March 18, 1992, Avacelle filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and an Order confirming its plan of Reorganization was entered October 18, 1993 by the United States Bankruptcy Court, Northern Division of Oklahoma.

Board Meetings and Committees

The Company's Board of Directors held four meetings during 1996. For such year, no incumbent Director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.

The Company's Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Gonzalez (Chairman), Bode and Crenwelge. The Audit Committee met twice during 1996.

The Company's Board of Directors does not have nominating or compensation committees.

Executive Officers

The following persons currently serve as executive officers of the
Company:  Karl L. Blaha, President; Bruce A. Endendyk, Executive Vice

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

Executive Officers (Continued)

President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; and Randall M. Paulson, Executive Vice President. Their positions with the Company are not subject to a vote of the Company's stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk, Holland and Paulson is set forth below.


BRUCE A. ENDENDYK:  Age 48, Executive Vice President (since January
1995).

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


THOMAS A. HOLLAND: Age 54, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

          Executive Vice President and Chief Financial Officer (since August
          1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, CMET, IORI and TCI; Secretary (since February 1997) of CMET, IORI and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

Executive Officers (Continued)

RANDALL M. PAULSON:  Age 50, Executive Vice President (since January
1995).

          President (since August 1995) and Executive Vice President (January 1995 to August 1995) of SAMI, CMET, IORI and TCI and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Mark W. Branigan, Senior Vice President - Residential Asset Management; Lynn W. Humphries, Senior Vice President - Commercial Asset Management; Robert A. Waldman, Senior Vice President, General Counsel and Secretary; and Drew D. Potera, Vice President and Treasurer. Their positions with the Company are not subject to a vote of the Company's stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN: Age 42, Senior Vice President - Residential Asset Management (since December 1996) and Vice President (February 1994 to December 1996).

          Senior Vice President - Residential Asset Management (since December
          1996) and Vice President (February 1994 to December 1996) of SAMI, CMET, IORI and TCI; Executive Vice President (since May 1995) and Real Estate Analyst (January 1992 to May 1995) of BCM; Executive Vice President (1984 to 1991) of Byron Investments, Inc.; Director (May 1989 to August 1990) and Manager of Treasury Services (May 1981 to
          1983) of Southmark; and Director (1977 to April 1981) of Investor Relations for Syntek Corp.

LYNN W. HUMPHRIES: Age 46, Senior Vice President - Commercial Asset Management (since May 1996).

          Senior Vice President - Commercial Asset Management (since May 1996) of BCM, CMET, TCI, IORI and SAMI; Vice President (January 1994 to May
          1996) of the Amend Group; Vice President (1980 to 1993) of Equitable Real Estate Investment Management, Inc.; and Senior Vice President (1975 to 1980) of Sanders Campbell & Company.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

Officers (Continued)

ROBERT A. WALDMAN: Age 44, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989).

          Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET, IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January
          1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
          1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to
          1985) of Texas International Company (oil and gas).

DREW D. POTERA: Age 37, Vice President (since December 1996), Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August
1991).

          Vice President (since December 1996) and Treasurer (since December
          1990) of CMET, IORI and TCI; Treasurer (December 1990 to February
          1994) of NIRT and VPT; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1996. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934
(Continued)

statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as advisor to the Company since February 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, who served as Chairman of the Board and a Director of the Company until November 16, 1992 and who also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company until June 1996, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. Mr. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997. Mr. Paulson, an Executive Vice President of the Company, also serves as President of BCM, SAMI, CMET, IORI and TCI and as the sole director of SAMI. Gene E. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 14, 1997, BCM owned 5,115,060 shares of the Company's Common Stock, approximately 39.6% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Company's advisor, the Company's Board of Directors approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $.50 per share.

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

Pursuant to the Advisory Agreement, BCM serves as the loan administration/servicing agent for the Company, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days'

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

The Advisor (Continued)

notice, under which BCM services most of the Company's mortgage notes and receives as compensation a monthly fee of 0.125% of the month-end outstanding principal balances of the mortgage loans serviced.

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

The directors and principal officers of BCM are set forth below:

MICKEY N. PHILLIPS:              Director

RYAN T. PHILLIPS:                Director

RANDALL M. PAULSON:              President

MARK W. BRANIGAN:                Executive Vice President - Residential Asset
                                 Management

BRUCE A. ENDENDYK:               Executive Vice President

THOMAS A. HOLLAND:               Executive Vice President and Chief Financial
                                 Officer

COOPER B. STUART:                Executive Vice President

CLIFFORD C. TOWNS, JR.:          Executive Vice President - Finance

DAN S. ALLRED:                   Senior Vice President - Land Development

ROBERT A. WALDMAN:               Senior Vice President, General Counsel and
                                 Secretary

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
                   (Continued)

The Advisor (Continued)

LYNN W. HUMPHRIES:           Senior Vice President - Commercial Asset
                             Management

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

ITEM 11.           EXECUTIVE COMPENSATION (Continued)


The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. The Company compensates such Independent Directors at a rate of $5,000 per year, plus $500 per Board of Directors meeting attended and $300 per Audit Committee meeting attended. During 1996, $21,950 was paid to Independent Directors in total Directors' fees for all meetings as follows: Roy E. Bode, $3,000; Dale A. Crenwelge, $8,350; Al Gonzalez, $7,600; and Ryan T. Phillips, $3,000.

In July 1987, the Company's Board of Directors, including all of the Independent Directors, approved the Company's 1987 Stock Option Plan (the "Plan"). The Plan was approved by the Company's Stockholders at the Company's annual meeting of stockholders held on June 8, 1988. As of December 31, 1996, there were no stock options outstanding under the Plan. In February 1997, the Company's Board of Directors approved the termination of the Company's 1987 Stock Option Plan.























                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 11.           EXECUTIVE COMPENSATION (Continued)

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1991 in shares of the Company's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


                             [PERFORMANCE GRAPHIC]

----------------------------------------------------------------------------------------
                                 1991       1992       1993      1994     1995      1996
                                 ----       ----       ----      ----     ----      ----
THE COMPANY                       100        119        231      248      281        509
DJ EQUITY INDEX                   100        109        119      120      166        206
DJ REAL ESTATE INDEX              100         90        106      100      124        166
----------------------------------------------------------------------------------------

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 14, 1997.

                                                  Amount and Nature of            Percent of
Name and Address of Beneficial Owner              Beneficial Ownership            Class (1)
------------------------------------             ----------------------           ---------

Basic Capital Management, Inc.                         5,115,060   (2)                 39.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Davister Corp./Nanook Partners, L.P.                     669,436   (3)                  5.2%
10670 N. Central Expressway
Suite 640
Dallas, TX  75231

Rosedale Equities, Inc.                                  960,000   (4)                  7.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Garden Capital Merchandise Mart, Inc.                  1,264,000   (4)                  9.8%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Continental Mortgage and Equity Trust                    818,088   (5)                  6.3%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                       5,213,392   (2)(6)              40.4%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

-------------------------

(1) Percentages are based upon 12,914,644 shares outstanding as of March 14, 1997.

(2) Includes 5,115,060 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Mr. Phillips disclaims beneficial ownership of such shares.

(3) Each of the directors of Davister Corp., Ronald F. Akin, Ronald F. Bruce and Richard A. Green, may be deemed to be the beneficial owners by virtue of their positions as directors of Davister Corp. Messrs. Akins, Bruce and Green disclaim beneficial ownership of such shares.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT (Continued)


(4) Rosedale Equities, Inc. and Garden Capital Merchandise Mart, Inc. are wholly owned subsidiaries of the Company. Such shares are pledged as additional collateral for loans to the Company.

(5) Each of the Trustees of CMET, Ted P. Stokely, Edward L. Tixier, Martin L. White and Edward G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Trustees of CMET. The Trustees of CMET disclaim such beneficial ownership.

(6) Includes 98,332 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.


Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 14, 1996.

                                   Number of
                                 Shares Beneficially            Percent of
Name of Beneficial Owner               Owned                     Class (1)
------------------------         --------------------            ---------

All Directors and                  8,855,644  (2)(3)(4)             68.6%
Executive Officers as a                       (5)(6)
group (8 persons)

-------------------------

(1)     Percentage is based upon 12,914,644 shares outstanding as of March
        14, 1997.

(2) Includes 818,088 shares owned by CMET over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of CMET. Also includes 195,732 shares owned by NOLP over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of SAMI, the managing general partner of SAMLP, the general partner of NOLP. The executive officers of the Company disclaim beneficial ownership of such shares.

(3) Includes 5,115,060 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Mr. Phillips disclaim beneficial ownership of such shares.

(4) Includes 2,432 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power and an additional 332 shares held by Mr. Holland in an individual retirement account.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(5) Includes 960,000 shares issued to Rosedale Equities, Inc., 500,000 shares owned by ND Investments, Inc. and 1,264,000 shares owned by Garden Capital Merchandise Mart, Inc., wholly-owned subsidiaries of the Company. Such shares are pledged as additional collateral for loans to the Company.

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

Certain Business Relationships

BCM, the Company's advisor, is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, a trustee of which is Ryan T. Phillips. Ryan T. Phillips is the son of Gene E. Phillips, and served as a Director of the Company until June 1996 and serves as director of BCM.

Mr. Paulson, an Executive Vice President of the Company, is the President of CMET, IORI and TCI, and owes fiduciary duties to such entities as well as to BCM under applicable law. CMET, IORI and TCI have the same relationship with BCM as does the Company. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Gene E. Phillips is a general partner of SAMLP, NRLP's and NOLP's general partner, and until May 15, 1996, serviced as director and Chief Executive Officer of SAMLP's managing general partner, SAMI. Mr. Paulson serves as President and sole director of SAMI. BCM is the sole shareholder of SAMI. The Company owns a 96% limited partner interest in SAMLP.

In March 1994, an entity affiliated with Ryan Phillips, a Director of the Company until June 1996, advanced BCM $893,000 on an unsecured demand note. The note bears interest at 10% per annum with interest only payable monthly. During 1995 and 1996, BCM made several principal reduction payments. The principal balance of the loan was $83,000 at December 31, 1996.

BCM has advanced an entity affiliated with Ryan Phillips $1.1 million on an unsecured demand note. The note bears interest at 10% per annum with interest only payable monthly which has not been paid since February 1994. The principal balance of the loan was $1.1 million at December 31, 1996.

Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, a company of which Gene E. Phillips is the sole shareholder, (ii) Mr. Phillips and
(iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, one of its office buildings and Denver Merchandise Mart to Carmel Realty, which is a company owned by SWI.

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

Related Party Transactions

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merriville, Indiana, with a principal balance of $3.5 million. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 5.2% of the Company's outstanding shares of Common Stock.
 The note matured in December 1996. The Company and borrower have agreed to a modification and extension of the note. The modified note receivable continues to bear interest at 10% per annum, requires monthly payments of principal and interest of $42,000 and has an extended maturity date of December 2000. As additional collateral for this loan, the Company has received a second lien on another property owned by Davister as well as Davister's guarantee of the loan.

In 1996, the Company paid BCM and its affiliates $1.5 million in advisory and mortgage servicing fees; $1.9 million in real estate brokerage commissions; $806,000 in loan arrangement fees and $892,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $691,000 in 1996.

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. which are convertible into Series D Cumulative Preferred Stock of the Company. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has also entered into put agreements with the holders of the Class A limited partner units of Valley Ranch Limited Partnership. Such Class A units are convertible into Series E Cumulative Convertible Preferred Stock of the Company which is further convertible into Common Stock of the Company. The put price for the Class A units is $1.00 per unit and the put price for either the Series E Preferred Stock or the Common Stock is 80% of the average daily closing price of the Company's Common Stock on the 20 previous trading days.













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

1.    Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1995 and 1994

Consolidated Statements of Operations -
   Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity Years Ended December 31, 1995,
   1994 and 1993

Consolidated Statements of Cash Flows Years Ended December 31, 1995, 1994 and
   1993

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule III -       Real Estate and Accumulated Depreciation

Schedule IV  -       Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.    Incorporated Financial Statements

Consolidated Financial Statements of National Realty, L.P. (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1996).

Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1996).

Consolidated Financial Statements of Income Opportunity Realty
Investors, Inc. (Incorporated by reference to Item 8 of Income
Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

4.    Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                                  Description
------                                  -----------
 3.0            Articles of Incorporation dated November 24, 1987 and By-laws dated December 30, 1987 of American Realty Trust, Inc.
                (Incorporated by reference to Exhibits No. 3.1 and No. 3.1(a), respectively, of Registrant's Registration Statement No. 33-
                19636 on Form S-4).

 3.1 Amendment to Articles of Incorporation dated September 15, 1989 of American Realty Trust, Inc. (Incorporated by reference to
                Exhibit No. 3.2 of the Registrant's Registration Statement No.
                33-19920 on Form S-11).

 3.2 Articles of Amendment of American Realty Trust, Inc. setting forth Certificate of Designation of Series A Cumulative
                Participating Preferred Stock dated as of April 11, 1990
                (Incorporated by reference to Exhibit No. 3-1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 3.3            Articles of Amendment dated December 10, 1990 to Articles of
                Incorporation of American Realty Trust, Inc. (Incorporated by reference to Exhibit No. 3.4 of Registrant's Current Report on
                Form 8-K dated December 5, 1990).

 3.4            Amended By-laws of American Realty Trust, Inc., dated December
                11, 1991.  (Incorporated by reference to Exhibit No. 3.5 of
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1991).

 3.5 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of
                Designations, Preferences and Relative Participating or
                Optional or Other Special Rights, and Qualifications,
                Limitations on Restrictions thereof of Special Stock of Series
                B 10% Cumulative Preferred Stock, dated as of April 4, 1996
                (incorporated by Reference to Exhibit 3.6 to the Registrant's
                Registration Statement No. 333-21591, dated February 11, 1997).

 3.6 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of
                Designations, Preferences and Relative Participating or
                Optional or Other Special Rights, and Qualifications,
                Limitations on Restrictions thereof of Special Stock of Series
                C 10% Cumulative Preferred Stock, dated as of June 4, 1996
                (incorporated by Reference to Exhibit 3.7 to the Registrant's
                Registration Statement No. 333-21591, dated February 11, 1997).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                 Description
------                                 -----------
 3.7            Articles of Amendment of the Articles of Incorporation of
                American Realty Trust, Inc. setting forth the Certificate of
                Designations, Preferences and Relative Participating or
                Optional or Other Special Rights, and Qualifications,
                Limitations or Restrictions thereof of Series D Cumulative
                Convertible Preferred Stock, dated as of August 2, 1996
                (incorporated by Reference to Exhibit 3.8 to the Registrant's
                Registration Statement No. 333-21591, dated February 11, 1997).

 3.8 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of
                Designations, Preferences and Relative Participating or
                Optional or Other Special Rights, and Qualifications,
                Limitations or Restrictions thereof of Series E Cumulative
                Convertible Preferred Stock, dated as of January 14, 1997
                (incorporated by Reference to Exhibit 3.9 to the Registrant's
                Registration Statement No. 333-21591, dated February 11, 1997).

 3.9            Articles of Amendment of the Articles of Incorporation deleting
                Certificate of Designations of Series A Cumulative
                Participating Preferred Stock dated February 28, 1997, filed herewith.

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

10.4            Amendment No. 3 to the Advisory Agreement between American
                Realty Trust, Inc. and Basic Capital Management, Inc., formerly
                National Realty Advisors, Inc., dated October 1, 1991, filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                 Description
------                                 -----------
10.5            Loan Servicing Agreement between American Realty Trust, Inc.
                and Basic Capital Management, Inc., formerly National Realty
                Advisors, Inc., dated as of October 4, 1989 (incorporated by reference to Exhibit No. 10.16 to Registrant's Quarterly Report
                on Form 10-Q for the quarter ended September 30, 1989).

21.0            Subsidiaries of the Registrant, filed herewith.

27.0            Financial Data Schedule, filed herewith.


(b)             Reports on Form 8-K:

  A Current Report on Form 8-K, dated December 18, 1996, was filed with respect to Item 2. "Acquisition and Disposition of Asset," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Best Western Oceanside Hotel.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN REALTY TRUST, INC.




Dated:     March 31, 1997                      By:    /s/ Karl L. Blaha
      -------------------------                   -----------------------------
                                                     Karl L. Blaha
                                                     Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:    /s/ Karl L. Blaha                       By:    /s/ Dale A. Crenwelge
   -----------------------------                  -----------------------------
   Karl L. Blaha                                  Dale A. Crenwelge
   Director and President                         Director





By:    /s/ Roy E. Bode                          By:    /s/ Al Gonzalez
   -----------------------------                   ----------------------------
   Roy E. Bode                                     Al Gonzalez
   Director                                        Director




By:    /s/ Oscar W. Cashwell
   -----------------------------
   Oscar W. Cashwell
   Director





By:    /s/ Thomas A. Holland
   -----------------------------
   Thomas A. Holland
   Executive Vice President and
   Chief Financial Officer
  (Principal Financial and
   Accounting Officer)

Dated:     March 31, 1997
      --------------------------

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      FOR THE YEAR ENDED DECEMBER 31, 1996


Exhibit                                                               Page
Number                             Description                       Number
------                             -----------                       ------

3.9 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc.
                 deleting Certificate of Designations of Series
                 A Cumulative Participating Preferred Stock dated
                 February 28, 1997.


10.4             Amendment No. 3 to the Advisory Agreement between
                 American Realty Trust, Inc. and Basic Capital
                 Management, Inc., formerly National Realty
                 Advisors, Inc., dated October 1, 1991.


21.0           Subsidiaries of Registrant.


27.0           Financial Data Schedule.