Form 10-Q
period 1997-03-31
AMERICAN REALTY TRUST INC
filed 1997-05-15
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997
                                                      --------------

                         Commission File Number 1-9948


                          AMERICAN REALTY TRUST, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Georgia                                            54-0697989
     ------------------------------                          -------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas            75231
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's c1asses of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                            12,194,644
----------------------------                  ------------------------------
          (Class)                             (Outstanding at April 30, 1997)

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



                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,         December 31,
                                                               1997               1996
                                                            ---------         ------------
                                                                 (dollars in thousands)
                     Assets
Notes and interest receivable
   Performing ............................................   $ 50,660         $ 50,784
   Nonperforming .........................................        149            1,627
                                                             --------         --------
                                                               50,809           52,411

Less - allowance for estimated losses ....................    (3,926)           (3,926)
                                                             --------         --------
                                                               46,883           48,485

Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1997 and 1996) ................     82,409           77,688


Real estate held for investment, net of accumulated
   depreciation ($4,670 in 1997 and $4,234 in 1996) ......     41,680           41,347

Marketable equity securities, at market value ............      3,861            2,186
Cash and cash equivalents ................................        713            1,254
Investments in equity investees ..........................     56,848           55,880
Other assets .............................................     10,106            8,197
                                                             --------         --------

                                                             $242,500         $235,037
                                                             ========         ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                           March 31,        December 31,
                                                             1997               1996
                                                           ---------        ------------
                                                               (dollars in thousands)
      Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($9,078 in 1997 and
   $8,973 in 1996 to affiliates) .....................     $129,660           $127,863
Margin borrowings ....................................       42,609             40,044
Accounts payable and other liabilities (including
   $5,141 in 1997 to affiliate) ......................       12,291              8,433
                                                           --------           --------

                                                            184,560            176,340


Minority interest ....................................       10,810             10,911


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
       4,000 shares Series B .........................            8                  8
       16,274 shares Series C ........................           33                 32
Common stock, $.01 par value; authorized
   16,667,000 shares, issued 13,479,348 shares
   in 1997 and 1996 ..................................          134                129
Paid-in capital ......................................       68,642             68,601
Accumulated (deficit) ................................     (21,674)           (20,978)
Treasury stock at cost, 1,284,704 shares in 1997
   and 564,704 shares in 1996 ........................         (13)                (6)
                                                           --------           --------

                                                             47,130             47,786
                                                           --------           --------

                                                           $242,500           $235,037
                                                           ========           ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months
                                                               Ended March 31,
                                                       -----------------------------
                                                            1997              1996
                                                       -------------    ------------
                                                           (dollars in thousands,
                                                             except per share)
Income
   Rents ............................................   $      5,908    $      5,310
   Interest .........................................          1,121           1,138
   Other ............................................            470             342
                                                        ------------    ------------
                                                               7,499           6,790
Expenses
   Property operations ..............................          4,453           3,710
   Interest .........................................          5,204           3,146
   Advisory and servicing fees to affiliate .........            424             320
   Incentive compensation to affiliate ..............            411            --
   General and administrative .......................            795             642
   Depreciation .....................................            547             437
   Minority interest ................................            372            --
                                                        ------------    ------------
                                                              12,206           8,255
                                                        ------------    ------------

(Loss) from operations ..............................         (4,707)         (1,465)
Equity in income of investees .......................            280             678
Gain on sale of real estate .........................          4,287             559
                                                        ------------    ------------

(Loss) before extraordinary gain ....................           (140)           (228)
Extraordinary gain ..................................           --                13
                                                        ------------    ------------
Net (loss) ..........................................           (140)           (215)

Preferred dividend requirement ......................             50            --
                                                        ------------    ------------

Net (loss) applicable to Common shares ..............   $       (190)   $       (215)
                                                        ============    ============


Earnings per share
   Net (loss) .......................................   $       (.01)   $       (.02)
                                                        ============    ============


Weighted average Common shares used in computing
   earnings per share ...............................     12,194,644      11,716,656
                                                        ============    ============






The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 1997


                                      Series B   Series C
                                      Preferred  Preferred Common  Treasury      Paid-in     Accumulated  Stockholders'
                                       Stock       Stock   Stock    Stock        Capital     (Deficit)       Equity
                                     ----------  --------- ------  --------      --------    -----------  -------------
                                                         (dollars in thousands)
Balance, January 1, 1997 ..........   $     8   $    32   $   129   $   (6)      $ 68,601     $(20,978)    $47,786


Dividends
   Common Stock ...................      --        --        --          --            --         (506)       (506)
   Series B Preferred Stock .......      --        --        --          --            --          (10)        (10)
   Series C Preferred Stock .......      --           1      --          --            39          (40)         --


Treasury stock, at cost ...........      --        --           5       (7)             2           --          --


Net (loss) ........................      --        --        --         --             --         (140)       (140)
                                      --------   ------   -------   ------       --------     --------    --------




Balance, March 31, 1997 ...........   $     8   $    33   $   134   $  (13)      $ 68,642     $(21,674)    $47,130
                                      =======   =======   =======   ======       ========     ========     =======






The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                            1997         1996
                                                          --------    ----------
                                                          (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected ....................................   $  5,128    $  5,384
   Interest collected .................................      1,127       1,123
   Distributions received from equity investees'
      operating cash flow .............................        568       3,986
   Payments for property operations ...................     (5,386)     (4,942)
   Interest paid ......................................     (3,533)     (2,438)
   Advisory and servicing fees paid to affiliate ......       (424)       (320)
   General and administrative expenses paid ...........       (870)       (672)
   Other ..............................................        437         207
                                                          --------    --------
      Net cash provided by (used in) operating
          activities ..................................     (2,953)      2,328


Cash Flows From Investing Activities
   Collections on notes receivable ....................      1,931         261
   Proceeds from sale of real estate ..................      1,219         891
   Acquisition of real estate .........................     (1,421)       --
   Proceeds from sale of marketable equity
      securities ......................................        469       8,830
   Notes receivable funded ............................       (150)       --
   Purchase of marketable equity securities ...........     (1,789)     (7,939)
   Earnest money deposits .............................     (2,557)       --
   Investment in real estate entities .................       (463)       (210)
   Real estate improvements ...........................       (769)       (273)
                                                          --------    --------
      Net cash provided by (used in) investing
          activities ..................................     (3,530)      1,560


Cash Flows From Financing Activities
   Proceeds from notes payable ........................      5,867      12,000
   Payments on notes payable ..........................     (5,138)    (10,912)
   Deferred borrowing costs ...........................       (707)       (672)
   Net advances (payments) to/from affiliates .........      5,125      (2,998)
   Common dividends paid ..............................       (506)       --
   Preferred dividends paid ...........................        (10)       --
   Minority interest ..................................       (372)       --
   Margin borrowings (repayments), net ................      1,683      (2,034)
                                                          --------    --------
      Net cash provided by (used in) financing
          activities ..................................      5,942      (4,616)

      Net (decrease) in cash and cash equivalents .....       (541)       (728)

Cash and cash equivalents, beginning of period ........      1,254       1,054
                                                          --------    --------

Cash and cash equivalents, end of period ..............   $    713    $    326
                                                          ========    ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                           For the Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             1997        1996
                                                          ---------   ----------
                                                          (dollars in thousands)
Reconciliation of net (loss) to net cash provided
   by (used in) operating activities

Net (loss) ............................................   $  (140)   $  (215)
Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities
    Extraordinary gain ................................      --          (13)
    Depreciation ......................................       547        437
    Gain on sale of real estate .......................    (4,287)      (559)
    Distributions from equity investees' operating
       cash flow ......................................       568      3,986
    Equity in (income) of investees ...................      (280)      (678)
    Unrealized (gain) on marketable equity
       securities .....................................      (356)      (629)
    Decrease in accrued interest receivable ...........        35         49
    Decrease in other assets ..........................     2,301        536
    Increase in accrued interest payable ..............        48         60
    (Decrease) in accounts payable and other
       liabilities ....................................    (1,208)      (902)
    Other .............................................      (181)       256
                                                          -------    -------

       Net cash provided by (used in) operating
         activities ...................................   $(2,953)   $ 2,328
                                                          =======    =======



Schedule on noncash investing and financing activities

   Notes payable from acquisition of real estate....      $ 5,125    $     -

   Stock dividends on Series C Preferred Stock......           40          -





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

Certain balances for 1996 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the two for one forward share splits effected January 2, 1996 and February 17, 1997.

NOTE 2.           SYNTEK ASSET MANAGEMENT, L.P.

In August 1996, the Company purchased a pool of assets from Southmark Corporation ("Southmark") for $3.1 million. Included in the asset pool was Southmark's 19.2% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Such purchase increased the Company's limited partner interest in SAMLP from 76.8% to 96%. SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is a general partner of SAMLP, and until March 4, 1994, William S. Friedman, a Director and President of the Company until December 31, 1992, was also a general partner of SAMLP. As of March 31, 1997, the Company owned approximately 54.6% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $40.2 million at March 31, 1997, before reduction for the principal balance ($4.2 million at March 31, 1997) and accrued interest ($6.4 million at March 31, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

In January 1995, NRLP, SAMLP, the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner to succeed SAMLP and for the resolution of all related matters under the class action settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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

NOTE 3.           NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 25, 1995, the borrower filed for bankruptcy protection. On August 24, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. In February 1997, the Company sold its mortgage note receivable for $1.8 million in cash. The Company recognized a gain of $171,000 on the sale.

NOTE 4.           REAL ESTATE

In January 1997, the Company sold 3.0 acres of the Las Colinas I Land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

In January 1997, the Company purchased Scout land, 546 acres of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price. The mortgage bears interest at 16% per annum, requires quarterly interest payments of $61,000 beginning in April 1997, and matures in January 2000. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $2.2 million purchase price of the property.

In October 1995, the Company purchased BP Las Colinas, a 92.6 acre parcel of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres of such parcel for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.           REAL ESTATE (Continued)

to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the loan is paid in full. The Company paid a real estate brokerage commission of $239,000 to Carmel Realty based on the $8.0 million sales price of the property.

In March 1997, the Company purchased Katy Road land, 130.6 acres of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing for the remaining $4.0 million of the purchase price. The mortgage bears interest at 9% per annum, requires quarterly interest only payments of $92,000 and matures in March 2000. The Company paid a real estate brokerage commission of $209,000 to Carmel Realty based on the $5.6 million purchase price of the property.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. In January 1997, one lot was sold for a gain of $3,000. At March 31, 1997, 9 lots remained to be sold.

NOTE 5.           INVESTMENTS IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at March 31, 1997, includes (i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 7. "MARGIN BORROWINGS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5.           INVESTMENTS IN EQUITY INVESTEES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at March 31, 1997 was as follows:

                                                                             Equivalent
                   Percentage                    Carrying                     Investee
                 of the Company's                Value of                   Book Value            Market Value
                  Ownership at                 Investment at                    at              of Investment at
Investee          March 31, 1997               March 31, 1997              March 31, 1997         March 31, 1997
--------        ------------------           ------------------          ------------------     ----------------
NRLP                    54.6%                   $     14,104               $           *         $       5,970
CMET                    40.6                          13,904                      35,210                24,507
IORI                    29.6                           3,181                       7,048                 6,583
TCI                     30.5                           6,327                      24,038                14,922
                                                ------------                                     -------------
                                                      37,516                                     $      51,982
                                                                                                 =============

General partner interest in
  NRLP and NOLP                                        6,513
Other                                                 (1,382)
                                                ------------
                                                $     42,647
                                                ============

------------------

* At March 31, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1996, was $181.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1996.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1997.

Other equity investees. The Company owns 80% of the common stock of an entity which operates pizza parlors in California and Texas. Concurrent with its purchase, the Company granted to an individual an option to purchase 36.25% of the Company's interest, at any time for 36.25% of the Company's net investment. The Company anticipates taking such entity public during 1997. Accordingly, the Company believes its control of such entity is temporary and accounts for such entity under the equity method.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.         INVESTMENT IN EQUITY INVESTEES (Continued)

Set forth below is summarized results of operations for the Company's equity investees for the three months ended March 31, 1997:

Equity investee owned over 50%:
     Revenues.........................................................   $33,666
     Property operating expenses......................................    22,603
     Depreciation.....................................................     2,501
     Interest expense.................................................     8,726
                                                                         -------
     Net (loss).......................................................   $  (164)
                                                                         =======

The Company's share of over 50% owned equity investees' losses was $174,000 for the three months ended March 31, 1997.


Equity investees owned less than 50%:
     Revenues.........................................................   $28,625
     Equity in (loss) of partnerships.................................       412
     Property operating expenses......................................    18,944
     Depreciation.....................................................     4,140
     Interest expense.................................................     8,233
                                                                         -------
     (Loss) before gains on sale of real estate and extraordinary
       gains..........................................................    (2,280)
     Gain on sale of real estate......................................     3,249
     Extraordinary gain...............................................        --
                                                                         -------
     Net income.......................................................   $   969
                                                                         =======


The Company's share of less than 50% owned equity investees' loss before gain on the sales of real estate was $525,000 for the three months ended March 31, 1997. The Company's share of equity investees gains on sale of real estate was $979,000 for the three months ended March 31, 1997.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. In the first three months of 1997 the Company received aggregate distributions of $568,000 from the REITs and NRLP.

In the first three months of 1997, the Company purchased a total of $173,000 of equity securities of the REITs and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1996, 184 residential lots had been sold. In the first three months of 1997 no additional lots were sold. At March 31, 1997, 103 lots remained to be sold.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.         INVESTMENT IN EQUITY INVESTEES (Continued)

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

In July 1996, a newly formed limited partnership, of which the Company is 1% general partner, purchased the Highway 380 Land, 580 acres of undeveloped land in Collin County, Texas, for $5.7 million. The partnership agreement designates the Company as the managing general partner. The Partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on its investment before any sharing of partnership profits occur. In April 1997, the Partnership sold 35 acres of the Highway 380 Land for $1.3 million in cash. In accordance with the provisions of the partnership agreement the net sales proceeds of $1.2 million were distributed to the limited partner.

NOTE 6.         MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, the Company has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first three months of 1997, the Company purchased $1.8 million and sold $469,000 of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1997, the Company recognized an unrealized increase in the market value of its trading portfolio securities of $356,000. Also in the first three months of 1997, the Company realized a net gain of $7,000 from the sale of trading portfolio securities and received $24,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.         MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $42.6 million at March 31, 1997.

In August 1996, the Company consolidated its existing NRLP margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.         MARGIN BORROWINGS (Continued)

at least 50% of the principal balance of the loan. As of March 31, 1997, 3,349,169 NRLP units with a market value of $58.6 million were pledged as security for such loan.

NOTE 8.         INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three months ended March 31, 1997 or 1996.

NOTE 9.          COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 10.         SUBSEQUENT EVENTS

In April 1997, the Company purchased McKinney Corners I, 30.4 acres of undeveloped land in McKinney, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained mortgage financing for the remaining $2.5 million of the purchase price. The loan bears interest at 14% per annum, requires monthly interest only payments of $29,000 and matures in April 1998. The Company paid a real estate brokerage commission of $208,000 to Carmel Realty based on the $3.5 million purchase price of the property.

In April 1997, the Company purchased McKinney Corners II, 173.86 acres of undeveloped land in McKinney, Texas, for $5.7 million. The Company paid $700,000 in cash and obtained mortgage financing for the remaining $5.0 million of the purchase price as a fourth advance under the term loan from the Las Colinas I lender. The term loan was amended increasing the term loan amount from $19.5 million to $24.5 million. The amendment also changed the required principal reduction payments to $500,000 in June, July, September and October 1997 and $1.0 million in August and November 1997. The McKinney Corners II land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $343,000 to Carmel Realty based on the $5.7 million purchase price of the property.

In April 1997, the Company sold 3.115 acres of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the sales proceeds as a collateral escrow deposit in accordance with the provision of the Valley Ranch land loan. The Company will recognize a

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.         SUBSEQUENT EVENTS (Continued)

gain of approximately $800,000 on the sale. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty based on the $1.3 million sales price of the property.


                        -------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 1997 aggregated $713,000, compared with $1.3 million at December 31, 1996. Although the Company anticipates that during the remainder of 1997 it will generate excess cash flow from property operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1996, notes payable totaling $36.0 million had either scheduled maturities or required principal reduction payments during 1997. Through April 30, 1997 the Company has paid a total of $5.1 million of such debt. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $30.9 million debt obligations during the remainder of 1997. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1997. Such increase is expected to be derived from operations of the Inn at the Mart, Kansas City Holiday Inn, Best Western Oceanside Hotel, and Rosedale Towers Office Building. The Company is also expecting continued lot sales at its Texas residential subdivisions and substantial sales of the land to generate additional cash flow. See NOTE 4. "REAL ESTATE."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In October 1995, the Company purchased 92.6 acres of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 of the 92.6 acres for $12.9 million in cash. The contract calls for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres for $4.9 million in cash. In accordance with the terms of the term loan secured by such property, the Company applied the net proceeds of the sale, $4.7 million, to pay down the term loan, in exchange for that lenders' release of its collateral interest in the 32.3 acres sold. The Company recognized a gain of $2.0 million on such sale. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the loan is paid in full.

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

In March 1997, the Company purchased Katy Road land, 130.6 acres of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash and obtained seller financing for the remaining $4.0 million of the purchase price. The mortgage bears interest at 9% per annum, requires quarterly interest payments of $92,000 and matures in March 2000.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, totaling $4.7 million at March 31, 1997, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

the extent that the Company's liquidity permits or financing sources are available, the Company may make investments in real estate, primarily investments in developed, partially developed and/or raw land, continue making additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

The Company expects that it will be necessary for it to sell $4.9 million, $35.3 million and $10.3 million of such land during the remainder of 1997 and in each of the next two years, respectively, to satisfy the debt on its land holdings as they mature. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

Notes Receivable. The Company has received $131,000 in principal payments in the three months ended March 31, 1997.

In February 1997, the Company sold its mortgage note receivable secured by land in Osceola, Florida for $1.8 million in cash. The note receivable had a principal balance of $1.6 million at December 31, 1996 and had been in default since November 1993. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The Company recognized a gain of $171,000 on the sale.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $42.6 million at March 31, 1997.

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various Real Estate Investment Trusts (collectively, the "REITs") having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. ("NRLP"). It is anticipated that additional equity securities of NRLP and the REITs, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed quarterly distributions. NRLP resumed distributions in the fourth quarter of 1993 and TCI resumed distributions in the fourth quarter of 1995. The Company received distributions totaling $568,000 in the first three months of 1997 from the REITs and NRLP.

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

Commitments and Contingencies

In January 1995, NRLP, Syntek Asset Management, L.P. ("SAMLP"), the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of an entity controlled by Mr. Elliott as successor general partner to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, and for the resolution of all related matters under the 1990 settlement of a class action lawsuit. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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

Results of Operations

For the three months ended March 31, 1997, the Company reported a net loss of $140,000, compared to a net loss of $215,000 for the three months ended March 31, 1996. The Company's 1997 net loss includes gains on the sale of real estate of $4.3 million. The 1996 net loss includes an extraordinary gain of $13,000 and gains on sales of real estate of $559,000. Fluctuations in these and other components of the Company's revenues and expenses between the 1996 and 1997 periods are described below.

Net rental income (rents less property operating expenses) decreased from $1.6 million for the three months ended March 31, 1996 to $1.5 million in the same period of 1997. The decrease is principally due to operating expenses of the Best Western Oceanside Hotel which was acquired in December 1996.

Interest income from mortgage notes receivable was $1.1 million for the three months ended March 31, 1996 and the same period of 1997. Interest income for the remaining quarters of 1997 is expected to approximate that of the first quarter of 1997.

Other income improved from $342,000 for the three months ended March 31, 1996 to income of $470,000 in the same period of 1997. The increase is primarily due to a $350,000 unrealized gain on the Company's trading portfolio securities. See NOTE 6. "MARKETABLE EQUITY SECURITIES TRADING PORTFOLIO."

Interest expense increased from $3.1 million for the three months ended March 31, 1996 to $5.2 million in the same period of 1997. The increase is primarily attributable to the debt incurred related to the acquisition of seven parcels of land and one commercial property subsequent to March 1996. These increases were offset in part by a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

decrease of $491,000 due to the sale of 40.2 acres of the BP Las Colinas land in February 1997. Interest expense is expected to increase as the Company continues to acquire properties on a leveraged basis.

Depreciation expense increased from $437,000 for the three months ended March 31, 1997 to $547,000 in the same period of 1997. The increase is primarily attributable to the purchase of Best Western Oceanside Hotel in December 1996.

Advisory and mortgage servicing fees increased from $320,000 for the three months ended March 31, 1996 to $424,000 in the same period of 1997. The increase is primarily attributable to the Company's increase in gross assets, the basis for such fee, and is expected to increase as the Company acquires additional properties.

General and administrative expenses increased from $642,000 for the three months ended March 31, 1996 to $795,000 in the same period of 1997. The increase is primarily attributable to legal fees and travel expenses incurred in 1997 relating to pending acquisitions and refinancings, and increases in advisor cost reimbursements.

Equity in income of investees decreased from $678,000 for the three months ended March 31, 1996 to $280,000 in the comparable period of 1997. The decrease in equity income is attributable to an increase in the combined operating losses of the Company's equity investees from $264,000 for the three months ended March 31, 1996 to $699,000 in the same period of 1997, offset by the Company's equity share of the equity investees' gain on sale of real estate of $1.6 million in 1996 and $979,000 in the same period of 1997.

In the three months ended March 31, 1997, the Company recognized a $697,000 gain on the sale of 3.0 acres of Las Colinas I land and $3.4 million on the sale of 40.2 acres of BP Las Colinas land. In the three months ended March 31, 1996, the Company recognized a $538,000 gain on the sale of 2.3 acres of Las Colinas I land.


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


                     -----------------------------------

                         PART II.  OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on April 7, 1997, at such meeting the Company's stockholders elected the following individuals as Class II Directors of the Company:



                                                                             Shares Voting
                                                                       -------------------------
                                                                                      Withheld
           Director                                                         For       Authority
     --------------------                                              ------------   ----------
     Roy E. Bode...............................                          12,166,154     29,127
     Al Gonzalez...............................                          12,665,534     29,747


The Directors whose terms did not expire in 1996 and therefore did not stand for reelection were Oscar W. Cashwell, Class I Director and Karl
L. Blaha and Dale A. Crenwelge, Class III Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                Description

   3.0 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series C 10% Cumulative Preferred Stock, increasing the number of authorized shares, dated April 21, 1997, filed herewith.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



Exhibit
Number                         Description
-------                        -----------
   3.1         Restated Articles of Amendment of the Articles of
               Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative
               Participating or Optional or Other Special Rights, and
               Qualifications, Limitations or Restrictions thereof of
               Special Stock of Series C 10% Cumulative Preferred Stock,
               dated April 21, 1997, filed herewith.

   10.0        Amended and Restated Advisory Agreement between American Realty
               Trust, Inc. and Basic Capital Management, Inc., dated April 1,
               1997, filed herewith.

   27.0        Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K as follows:

         None.

                                 SIGNATURE PAGE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMERICAN REALTY TRUST, INC.






Date:       May 15, 1997                       By:  /s/ Karl L. Blaha
     -------------------------                     -----------------------------
                                                   Karl L. Blaha
                                                   President






Date:       May 15, 1997                       By:  /s/ Thomas A. Holland
     --------------------------                    -----------------------------
                                                   Thomas A. Holland
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1997





Exhibit                                                                              Page
Number                              Description                                     Number
------                              -----------                                     ------
  3.0            Articles of Amendment of the Articles of                              28
                 Incorporation of American Realty Trust, Inc.
                 setting forth the Certificate of Designations, Preferences and
                 Relative Participating or Optional or Other Special Rights,
                 and Qualifications, Limitations or Restrictions thereof of
                 Special Stock of Series C 10% Cumulative Preferred Stock,
                 increasing the number of authorized shares, dated April 21,
                 1997.


  3.1            Restated Articles of Amendment of the Articles of                     30
                 Incorporation of American Realty Trust, Inc.
                 setting forth the Certificate of Designations,
                 Preferences and Relative Participating or Optional
                 or Other Special Rights, and Qualifications,
                 Limitation or Restrictions thereof of Special
                 Stock of Series C 10% Cumulative Preferred Stock,
                 dated April 21, 1997.

 10.0            Amended and Restated Advisory Agreement between                       41
                 American Realty Trust, Inc. and Basic Capital
                 Management, Inc., dated April 1, 1997.


   27.0          Financial Data Schedule.                                              54