Form 10-Q/A
period 1997-03-31
AMERICAN REALTY TRUST INC
filed 1997-08-11
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997


                         Commission File Number 1-9948


                          AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Georgia                                  54-0697989
----------------------------------------    -----------------------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)


    10670 North Central Expressway,
       Suite 300, Dallas, Texas                           75231
----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (214) 692-4700
                      ----------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


      Common Stock, $.01 par value                    12,194,644
----------------------------------------     ----------------------------------
               (Class)                         (Outstanding at April 30, 1997)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997 as follows:


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS - pages 3, 4, 5 and 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - page 22


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - EXHIBIT 27.0 FINANCIAL DATA SCHEDULE - page 54

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                              March 31,     December 31,
                                                                1997            1996
                                                              ---------     ------------
                                                                (dollars in thousands)

      Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($9,078 in 1997 and
    $8,973 in 1996 to affiliates) .....................        $ 129,660         $ 127,863
Margin borrowings .....................................           42,609            40,044
Accounts payable and other liabilities (including
    $4,730 in 1997 to affiliate) ......................           11,880             8,433
                                                               ---------         ---------

                                                                 184,149           176,340


Minority interest .....................................           10,810            10,911


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
    20,000,000 shares, issued and outstanding
       4,000 shares Series B ..........................                8                 8
       16,274 shares Series C .........................               33                32
Common stock, $.01 par value; authorized
    16,667,000 shares, issued 13,479,348 shares
    in 1997 and 1996 ..................................              134               129
Paid-in capital .......................................           68,642            68,601
Accumulated (deficit) .................................          (21,263)          (20,978)
Treasury stock at cost, 1,284,704 shares in 1997
    and 564,704 shares in 1996 ........................              (13)               (6)
                                                               ---------         ---------

                                                                  47,541            47,786
                                                               ---------         ---------

                                                               $ 242,500         $ 235,037
                                                               =========         =========









                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      For the Three Months
                                                                         Ended March 31,
                                                                ---------------------------------
                                                                    1997                1996
                                                                ------------         ------------
                                                                     (dollars in thousands,
                                                                       except per share)

Income
   Rents ...............................................        $      5,908         $      5,310
   Interest ............................................               1,121                1,138
   Other ...............................................                 470                  342
                                                                ------------         ------------
                                                                       7,499                6,790
Expenses
   Property operations .................................               4,453                3,710
   Interest ............................................               5,204                3,146
   Advisory and servicing fees to affiliate ............                 424                  320
   General and administrative ..........................                 795                  642
   Depreciation ........................................                 547                  437
   Minority interest ...................................                 372                   --
                                                                ------------         ------------
                                                                      11,795                8,255
                                                                ------------         ------------

(Loss) from operations .................................              (4,296)              (1,465)
Equity in income of investees ..........................                 280                  678
Gain on sale of real estate ............................               4,287                  559
                                                                ------------         ------------

Income (loss) before extraordinary gain ................                 271                 (228)
Extraordinary gain .....................................                  --                   13
                                                                ------------         ------------
Net income (loss) ......................................                 271                 (215)

Preferred dividend requirement .........................                  50                   --
                                                                ------------         ------------

Net income (loss) applicable to Common shares ..........        $        221         $       (215)
                                                                ============         ============


Earnings per share
    Net income (loss) ..................................        $        .02         $       (.02)
                                                                ============         ============


Weighted average Common shares used in computing
    earnings per share .................................          12,194,644           11,716,656
                                                                ============         ============



                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997




                                 Series B   Series C
                                 Preferred  Preferred  Common     Treasury    Paid-in       Accumulated    Stockholders'
                                   Stock    Stock      Stock        Stock     Capital        (Deficit)         Equity
                                 ---------  ---------  ------     --------    -------       -----------    -------------
                                                               (dollars in thousands)

Balance, January 1, 1997 .....   $      8   $     32   $    129   $     (6)   $ 68,601      $   (20,978)      $ 47,786


Dividends
Common Stock .................         --         --         --         --          --             (506)          (506)
Series B Preferred Stock .....         --         --         --         --          --              (10)           (10)
Series C Preferred Stock .....         --          1         --         --          39              (40)            --


Treasury stock, at cost ......         --         --          5         (7)          2               --             --


Net income ...................         --         --         --         --          --              271            271



Balance, March 31, 1997 ......   $      8   $     33   $    134   $    (13)   $ 68,642      $   (21,263)      $ 47,541
                                 ========   ========   ========    ========   ========      ===========       ========






                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                    ----------------------------
                                                                       1997            1996
                                                                    ------------    ------------
                                                                       (dollars in thousands)

Reconciliation of net income (loss) to net cash provided by (used in) operating activities

   Net income (loss) ............................................   $        271    $       (215)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
       Extraordinary gain .......................................             --             (13)
       Depreciation .............................................            547             437
       Gain on sale of real estate ..............................         (4,287)           (559)
       Distributions from equity investees' operating
          cash flow .............................................            568           3,986
       Equity in (income) of investees ..........................           (280)           (678)
       Unrealized (gain) on marketable equity
          securities ............................................           (356)           (629)
       Decrease in accrued interest receivable ..................             35              49
       Decrease in other assets .................................          2,301             536
       Increase in accrued interest payable .....................             48              60
       (Decrease) in accounts payable and other
          liabilities ...........................................         (1,619)           (902)
       Other ....................................................           (181)            256
                                                                    ------------    ------------

          Net cash provided by (used in) operating
            activities ..........................................   $     (2,953)   $      2,328
                                                                    ============    ============


Schedule on noncash investing and financing activities

    Notes payable from acquisition of real estate ...............   $      5,125    $         --

    Stock dividends on Series C Preferred Stock .................             40              --




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

Results of Operations


For the three months ended March 31, 1997, the Company reported net income of $271,000, compared to a net loss of $215,000 for the three months ended March 31, 1996. The Company's 1997 net income includes gains on the sale of real estate of $4.3 million. The 1996 net loss includes an extraordinary gain of $13,000 and gains on sales of real estate of $559,000. Fluctuations in these and other components of the Company's revenues and expenses between the 1996 and 1997 periods are described below.


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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   EXHIBIT
-------                  -------

  27                Financial Data Schedule