Form 10-Q
period 1997-06-30
AMERICAN REALTY TRUST INC
filed 1997-08-13
CIK 827165

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

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


                               (214) 692-4700
                      ---------------------------------
                       (Registrant's Telephone Number,
                            Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                             11,954,721
----------------------------                  --------------------------------
          (Class)                              (Outstanding at August 1, 1997)

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


                         AMERICAN REALTY TRUST, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,            December 31,
                                                                                   1997                 1996
                                                                                 --------            -----------
                                                                                      (dollars in thousands)
                     Assets
                     ------
Notes and interest receivable
  Performing........................................                       $        49,922       $       50,784
  Nonperforming.....................................                                   149                1,627
                                                                           ---------------       --------------
                                                                                    50,071               52,411

Less - allowance for estimated losses...............                                (3,926)              (3,926)
                                                                           ---------------       --------------
                                                                                    46,145               48,485
Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1997 and 1996)............                               139,361               77,688

Real estate held for investment, net of accumulated
  depreciation ($5,115 in 1997 and $4,234 in 1996)..                                42,968               41,347

Plant and equipment, net of accumulated depreciation
  ($521 in 1997)....................................                                 3,999                  -

Marketable equity securities, at market value.......                                 5,502                2,186
Cash and cash equivalents...........................                                 4,827                1,254
Investments in equity investees.....................                                46,219               55,880
Intangibles, net of accumulated amortization ($407
  in 1997)..........................................                                15,482                  -
Other assets........................................                                18,012                8,197
                                                                           ---------------       --------------

                                                                           $       322,515       $      235,037
                                                                           ===============       ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                                               June 30,          December 31,
                                                                                 1997                1996
                                                                           ---------------       --------------
                                                                                   (dollars in thousands)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable ($9,183 in 1997 and
  $8,973 in 1996 to affiliates)....................                        $       188,333       $      127,863
Margin borrowings..................................                                 44,347               40,044
Accounts payable and other liabilities (including
  $22,340 in 1997 to affiliate)....................                                 29,360                8,433
                                                                           ---------------       --------------
                                                                                   262,040              176,340

Minority interest..................................                                 10,911               10,911

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized
  20,000,000 shares, issued and outstanding
     4,000 shares Series B.........................                                      8                    8
     16,681 shares Series C........................                                     33                   32
Common stock, $.01 par value; authorized
  16,667,000 shares, issued 13,479,348 shares
  in 1997 and 1996................................                                     120                  129
Paid-in capital...................................                                  68,700               68,601
Accumulated (deficit).............................                                 (19,282)             (20,978)
Treasury stock at cost, 1,524,704 shares in 1997
  and 564,704 shares in 1996......................                                     (15)                  (6)
                                                                           ---------------       --------------

                                                                                    49,564               47,786
                                                                           ---------------       --------------
                                                                           $       322,515       $      235,037
                                                                           ===============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months                 For the Six Months
                                                        Ended June 30,                       Ended June 30,
                                                    ------------------------            ------------------------
                                                    1997                1996            1997              1996
                                                    ----                ----            ----              ----
                                                               (dollars in thousands, except per share)
Income
 Sales........................            $        2,181      $          -        $         2,181     $         -
 Rents........................                     5,014               4,084               10,922             9,394
 Interest.....................                     1,176               1,135                2,297             2,273
 Other........................                     1,296                 127                1,766               469
                                          --------------      --------------      ---------------     -------------
                                                   9,667               5,346               17,166            12,136
                                          --------------      --------------      ---------------     -------------
Expenses
 Cost of sales................                     1,688                 -                  1,688               -
 Property operations..........                     4,018               3,856                8,471             7,566
 Interest.....................                     6,870               3,270               12,074             6,416
 Advisory and servicing fees
  to affiliate  ..............                       585                 381                1,009               701
 Incentive compensation to
  affiliate...................                       299                 -                    299               -
 General and administrative...                     1,556                 595                2,351             1,237
 Depreciation and
  amortization................                       600                 453                1,147               890
 Minority interest............                       344                 -                    716               -
                                          --------------      --------------      ---------------     -------------
                                                  15,960               8,555               27,755            16,810
                                          --------------      --------------      ---------------     -------------

(Loss) from operations........                    (6,293)             (3,209)             (10,589)           (4,674)
Equity in income (loss) of
 investees....................                     4,970              (1,530)               5,250            (2,420)
Gain on sale of real estate...                     3,863               2,348                8,150             4,475
                                          --------------      --------------      ---------------     -------------
Income (loss) before
 extraordinary gain...........                     2,540              (2,391)               2,811            (2,619)

Extraordinary gain............                       -                   247                  -                 260
                                          --------------      --------------      ---------------     -------------
Net income (loss).............                     2,540              (2,144)               2,811            (2,359)

Preferred dividend
 requirement..................                       (49)                (17)                 (99)              (17)
                                          --------------      --------------      ---------------     -------------
Net income (loss) applicable
 to Common shares.............            $        2,491      $       (2,161)     $         2,712     $      (2,376)
                                          ==============      ==============      ===============     =============
Earnings per share
 Income (loss) before
  extraordinary gain .........            $          .21      $         (.19)     $           .23     $        (.21)
 Extraordinary gain...........                      -                    .02                  -                 .02
                                          --------------      --------------      ---------------     -------------
 Net income (loss) applicable
  to Common shares............            $          .21      $         (.17)     $           .23     $        (.19)
                                          ==============      ==============      ===============     =============
Weighted average Common shares
 used in computing earnings
 per share....................                12,075,307          13,230,634           12,114,939        12,473,646
                                          ==============      ==============      ===============     =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997




                                 Series B        Series C
                                 Preferred      Preferred        Common      Treasury     Paid-in    Accumulated    Stockholders'
                                   Stock          Stock           Stock         Stock     Capital     (Deficit)        Equity
                                 ---------      ---------       ---------    ---------   ---------    ---------       ---------
                                                            (dollars in thousands, except per share)
Balance, January 1, 1997...        $  8           $  32          $  129        $  (6)     $ 68,601    $ (20,978)     $  47,786

Dividends
  Common Stock ($.10 per
    share).................           -               -               -            -             -       (1,013)        (1,013)
  Series B Preferred Stock
    ($5.00 per share)......           -               -               -            -             -          (20)           (20)
  Series C Preferred Stock
    ($5.00 per share)......           -               1               -            -            81          (82)

Treasury stock, at cost....           -               -              (9)          (9)           18            -              -

Net income.................           -               -               -            -             -        2,811          2,811
                                   ----           -----          ------        -----      --------    ---------      ----------
Balance, June 30, 1997....         $  8           $  33          $  120        $ (15)     $ 68,700    $  (19,282)     $  49,564
                                   ====           =====          ======        =====      ========    ==========      =========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                           -------------------------------------
                                                                               1997                   1996
                                                                           ---------------       ---------------
                                                                                 (dollars in thousands)
Cash Flows From Operating Activities
  Revenues collected..............................                         $        12,624       $        8,677
  Interest collected..............................                                   2,071                2,250
  Distributions received from equity investees'
    operating cash flow...........................                                   1,315                5,982
  Payments for property operations and cost of
     sales.........................................                                 (7,626)              (8,209)
  Interest paid...................................                                  (7,517)              (3,688)
  Advisory and servicing fees paid to affiliate...                                  (1,009)                (701)
  General and administrative expenses paid........                                  (2,404)              (1,274)
  Other...........................................                                    (396)                 (98)
                                                                           ---------------       --------------
    Net cash provided by (used in) operating
      activities..................................                                  (2,942)               2,939

Cash Flows From Investing Activities
  Collections on notes receivable.................                                   5,499                  449
  Funding of notes receivable.....................                                  (2,888)                (100)
  Proceeds from sale of real estate...............                                  12,385                1,951
  Proceeds from sale of marketable equity
    securities....................................                                   4,613               17,122
  Purchases of marketable equity securities.......                                  (6,345)             (18,421)
  Investment in real estate entities..............                                    (463)             (13,545)
  Acquisition of real estate......................                                 (37,063)                (798)
  Deposits........................................                                  (3,883)              (1,865)
  Real estate improvements........................                                  (3,162)                (731)
                                                                           ---------------       --------------
    Net cash (used in) investing activities.......                                 (31,307)             (15,938)

Cash Flows From Financing Activities
  Proceeds from notes payable....................                                   39,472               43,750
  Payments on notes payable......................                                  (22,535)             (20,050)
  Deferred borrowing costs.......................                                   (2,454)              (1,735)
  Net advances (payments) to/from affiliates.....                                   22,735               (3,960)
  Margin (payments) borrowings, net..............                                    2,353               (6,281)
  Common dividends paid..........................                                   (1,013)                 -
  Proceeds for issuance of Series B Preferred
    Stock........................................                                      -                    400
  Preferred dividends paid.......................                                      (20)                  (6)
  Distributions to minority interest.............                                     (716)                 -
                                                                           ---------------       --------------
    Net cash provided by financing activities....                                   37,822               12,118

    Net increase (decrease) in cash and cash
     equivalents................................                                     3,573                 (881)

Cash and cash equivalents, beginning of period...                                    1,254                1,054
                                                                           ---------------       --------------
Cash and cash equivalents, end of period.........                          $         4,827       $          173
                                                                           ===============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                           -------------------------------------
                                                                               1997                   1996
                                                                           ---------------       ---------------
                                                                                 (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities
  Net income (loss).................................                       $         2,811       $       (2,359)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Extraordinary gain.............................                                   -                   (260)
     Depreciation and amortization..................                                 1,147                  890
     Amortization of deferred borrowing cost........                                 1,712                  -
     Gain on sale of real estate....................                                (8,150)              (4,475)
     Distributions from equity investees' operating
     cash flow....................................                                  14,448                5,982
     Equity in (income) losses of investees.........                                (5,250)               2,420
     Unrealized (gain) on marketable equity
     securities...................................                                  (1,600)                (663)
     (Increase) decrease in accrued interest
     receivable...................................                                     (93)                  11
     (Increase) decrease in other assets............                                (5,856)               1,882
     (Decrease) in accrued interest payable.........                                (1,680)                 219
     (Decrease) in accounts payable and other
     liabilities..................................                                    (613)                (843)
     Other..........................................                                   182                  135
                                                                           ---------------       --------------
       Net cash provided by operating activities....                       $         2,942       $        2,939
                                                                           ===============       ==============
Schedule of noncash investing activities

  Issuance of 15,000 shares of Series B Preferred
     Stock with an aggregate liquidation value of
     $1.5 million..................................                        $           -         $        1,500

  Stock dividends on Series C Preferred Stock.....                                      82                  -

  Notes payable from acquisition of real estate....                                 32,154                  -

  Notes payable from acquisition of minority
     interest.......................................                                 5,000                  -

  Note receivable from sale of real estate.........                                    800                  -

Acquisition of Pizza World Supreme, Inc.

  Carrying value of intangibles....................                        $        15,482       $          -

  Carrying value of plant and equipment............                                  3,998                  -

  Carrying value of note receivable retired........                                 13,387                  -

  Carrying value of accounts payable and other
     liabilities....................................                                 1,314                  -

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

Certain balances for 1996 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the two for one forward share split effected February 17, 1997.

NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P.

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene
E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of June 30, 1997, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provided for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify Messrs. Phillips and Friedman, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest was paid by SAMLP in May 1994.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $40.2 million at June 30, 1997, before reduction for the principal balance ($4.2 million at June 30, 1997) and accrued interest ($6.7 million at June 30, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

In January 1995, NRLP, SAMLP, William H. Elliott and the NRLP oversight committee executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP and for the resolution of all related matters under the class action settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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

In September 1996, the Judge appointed to supervise the class action settlement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Amended and Restated Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.      SYNTEK ASSET MANAGEMENT, L.P. (Continued)

the hearing was held on June 27, 1997. As of August 8, 1997, the Supervising Judge had not entered the order granting final approval of the Amended and Restated Implementation Agreement. Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote. In addition, the unitholders will vote upon amendments to NRLP's partnership agreement which relate to the proposed compensation of the successor general partner and other related matters.

The Amended and Restated Implementation Agreement provides that SAMLP, and its affiliates owning units in NRLP, shall not vote to remove the successor general partner, except for removal with cause, for a period of 36 months from the date the successor general partner takes office.

Upon approval by NRLP's unitholders, SAMLP shall resign as general partner of NRLP and NOLP and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner may be elected and take office during the fourth quarter of 1997.

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

NOTE 3.      NOTES AND INTEREST RECEIVABLE

The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 25, 1995, the borrower filed for bankruptcy protection. On August 26, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. In February 1997, the Company sold its mortgage note receivable for $1.8 million in cash. The Company recognized a gain of $171,000 on the sale.

Related Party. In December 1996, the Company and the borrower on a $3.7 million note receivable secured by an apartment complex in Merrillville, Indiana agreed to an extension of the notes December 1996 maturity date to December 2000. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 13.7% of the Company's outstanding shares of Common Stock. In May 1997, the note plus accrued but unpaid interest was paid in full. See NOTE 10. "CERTAIN RELATIONSHIPS AND TRANSACTIONS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE

In January 1997, the Company sold 3.0 acres of the Las Colinas I Land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

In January 1997, the Company purchased Scout land, 546 acres of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price. The mortgage bears interest at 16% per annum, requires quarterly interest only payments of $61,000, and matures in January 2000. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $2.2 million purchase price of the property.

In October 1995, the Company purchased BP Las Colinas land, a 92.6 acre parcel of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres of such parcel for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity in August 1997. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan is paid in full. The Company paid a real estate brokerage commission of $239,000 to Carmel Realty based on the $8.0 million sales price of the property.

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

In April 1997, the Company purchased McKinney Corners I land, 30.4 acres of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained mortgage financing for

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

the remaining $2.5 million of the purchase price. The loan bears interest at 14% per annum, requires monthly interest only payments of $29,000 and matures in April 1998. The Company paid a real estate brokerage commission of $208,000 to Carmel Realty based on the $3.5 million purchase price of the property.

In April 1997, the Company purchased McKinney Corners II land, 173.9 acres of undeveloped land in Collin County, Texas, for $5.7 million. The Company paid $700,000 in cash and obtained mortgage financing for the remaining $5.0 million of the purchase price as a fourth advance under the term loan from the Las Colinas I lender. The term loan was amended increasing the term loan amount from $19.5 million to $24.5 million. The amendment also changed the required principal reduction payments to $500,000 in June, July, September and October 1997 and $1.0 million in August and November 1997. The McKinney Corners II land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $343,000 to Carmel Realty based on the $5.7 million purchase price of the property.

In April 1997, the Company sold 3.115 acres of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the sales proceeds as a collateral escrow deposit in accordance with the provision of the Valley Ranch land loan. The Company recognized a gain of $648,000 on the sale. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty based on the $1.3 million sales price of the property.

In May 1997, the Company purchased McKinney Corners III land, 15.5 acres undeveloped land in Collin County, Texas, for $896,000 in cash. The Company paid a real estate brokerage commission of $54,000 to Carmel Realty based on the $896,000 purchase price of the property.

In May 1997, the Company purchased Lacy Longhorn land, 17.1 acres of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $1.6 million of the purchase price. The loan bears interest at 10% per annum, requires monthly principal and interest payments of $400,000 and matures in October 1997. The Company paid a real estate brokerage commission of $105,000 to Carmel Realty based on the $1.8 million purchase price of the property.

In May 1997, the Company purchased Chase Oaks land, 60.5 acres of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $4.0 million of the purchase price. The note bears interest at 18% per annum, requires monthly interest only payments of $60,000 and matures May 2000. The Company paid a real estate brokerage commission of $250,000 to Carmel Realty based on the $4.2 million purchase price of the property.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

In May 1997, the Company purchased Pioneer Crossing land, 1,448 acres of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash and obtained seller financing of the remaining $16.1 million of the purchase price. The notes bear interest at 9.5% per annum, requires monthly interest only payments of $127,000 and matures in May 2001. The Company paid a real estate brokerage commission of $675,000 to Carmel Realty based on the $21.5 million purchase price of the property.

In June 1997, the Company purchased Kamperman land, 129.6 acres of undeveloped land in Collin County, Texas, for $5.0 million in cash. The Company simultaneously closed on a sale of 99.7 acres for $4.5 million in cash. The Company recognized a $215,000 gain on the sale. The Company paid a real estate brokerage commission of $152,000 to Carmel Realty based on the $5.0 million purchase price of the property and $135,000 to Carmel Realty based on the $4.5 million sales price of a portion of the property.

Also in June 1997, the Company purchased Keller land, 811.8 acres of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained mortgage financing for the remaining $4.0 million of the purchase price. The loan bears interest at 12.95% per annum, requires monthly interest only payments of $43,000 and matures in June 1998. The Company paid a real estate brokerage commission of $280,000 to Carmel Realty based on the $6.3 million purchase price of the property.

In June 1997, the Company purchased McKinney Corners IV land, 31.3 acres of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained mortgage financing for the remaining $2.0 million of the purchase price, as a fifth advance under the term loan from the Las Colinas I lender. The McKinney Corners IV land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $151,000 to Carmel Realty based on the $2.4 million purchase price of the property.

Also in June 1997, the Company purchased Pantex land, 182.5 acres of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The note bears interest at 10.5% per annum, requires semiannual interest only payments of $239,000 and matures in December 2000.
The Company paid a real estate brokerage commission of $321,000 to Carmel Realty based on the $5.4 million purchase price of the property.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 4 additional lots were sold for an aggregate gain of $8,000. At June 30, 1997, 6 lots remained to be sold.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      REAL ESTATE (Continued)

In November 1991, the Company transferred the Porticos Apartments to Income Opportunity Realty Investors, Inc. ("IORI"), an equity investee, in satisfaction, at the time, of the Company's $3.6 million obligation to IORI. The Company recorded a deferred gain of $3.0 million on the transfer. In June 1997, IORI sold the property, and accordingly the Company recognized such previously deferred gain. See NOTE 5. INVESTMENT IN EQUITY INVESTEES."

NOTE 5.      INVESTMENT IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at June 30, 1997, includes (i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), IORI and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP and NOLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 7. "NOTES AND INTEREST PAYABLE."

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1997 was as follows:

                                                         Equivalent
                  Percentage           Carrying           Investee
                of the Company's       Value of          Book Value       Market Value
                 Ownership at        Investment at           at         of Investment at
Investee        June 30, 1997        June 30, 1997      June 30, 1997     June 30, 1997
--------       ----------------      -------------      -------------     -------------
NRLP               54.4%             $      15,570      $           *     $      65,812
CMET               40.6                     15,780             35,764            18,789
IORI               29.6                      3,564              7,474             5,176
TCI                30.6                      5,904             23,693            17,907
                                     -------------                        -------------
                                            40,818                        $     107,684
                                                                          =============
General partner interest in
     NRLP and NOLP                           6,419
Other equity investees                      (1,018)
                                     -------------
                                     $      46,219
                                     =============

--------------------

* At June 30, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1996, was

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

Other equity investees. In April 1996, a newly formed subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of Pizza World Supreme, Inc. ("PWSI"), which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company held negotiations with underwriters to take such subsidiary public. The Company believes that such option will be exercised and further, that the subsidiary would become publicly held approximately one year from its date of acquisition. Accordingly, the Company believed its control of such subsidiary was temporary and therefore accounted for such subsidiary under the equity method through April 1997. In May 1997, the Company acquired the remaining 20% of PWSI and discontinued equity accounting. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Set forth below is summarized results of operations for the Company's equity investees for the six months ended June 30, 1997:

Equity investees owned over 50%:

       Revenues............................  $    64,527
       Property operating expenses.........       42,680
       Depreciation........................        5,222
       Interest expense....................       17,325
                                             -----------
       (Loss) from operations..............         (700)
       Gain on sale of real estate.........        3,587
                                             -----------
       Net income..........................  $     2,887
                                             ===========

The Company's share of over 50% owned equity investees' operations was $773,000 for the six months ended June 30, 1997. The Company's share of equity investees gains on sale of real estate was $1.9 million for the six months ended June 30, 1997.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN EQUITY INVESTEES (Continued)

Equity investees owned less than 50%:

    Revenues.........................................   $  58,605
    Equity in income (loss) of partnerships..........         896
    Property operating expenses......................      38,221
    Depreciation.....................................       8,272
    Interest expense.................................      17,442
                                                        ---------
    (Loss) from operations...........................      (4,434)

    Gain on sale of real estate......................      11,587
                                                        ---------
    Net income.......................................   $   7,153
                                                        =========

The Company's share of less than 50% owned equity investees' loss from operations was $1.3 million for the six months ended June 30, 1997. The Company's share of equity investees gains on sale of real estate was $4.0 million for the six months ended June 30, 1997.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In the first six months of 1997, the Company received aggregate distributions of $1.3 million from the REITs and NRLP.

In the first six months of 1997, the Company purchased a total of $173,000 of equity securities of the REITs and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1996, 184 residential lots had been sold. In the first six months of 1997 an additional 8 lots were sold. At June 30, 1997, 95 lots remained to be sold. In 1997, each partner has received $21,000 in return of capital distributions.

In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased 580 acres of undeveloped land in Collin County, Texas. In April 1997, the partnership sold 35.0 acres for $1.3 million in cash. The net proceeds of $1.2 million were distributed to the limited partners in accordance with the partnership agreement. The partnership recognized a gain of $884,000 on the sale. In July 1997, the Partnership sold an additional 24.6 acres for $800,000 in cash. In accordance with the terms of the term loan secured by such property, $197,000 of the net sales proceeds were used to paydown such term loan. The remaining $545,000 was distributed to the limited

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN EQUITY INVESTEES (Continued)

partners in accordance with the partnership agreement. The partnership will record a gain of approximately $497,000 on the sale. The Company has received no distributions from the partnership in 1997.

NOTE 6.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first six months of 1997, the Company purchased $6.3 million and sold $4.4 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 1997, the Company recognized an unrealized increase in the market value of its trading portfolio securities of $1.3 million. Also in the first six months of 1997, the Company realized a net gain of $161,000 from the sale of trading portfolio securities and received $62,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.      NOTES AND INTEREST PAYABLE

In May 1997, the Company financed 10.6 acres of the BP Las Colinas land for $3.1 million. The note bears interest at 9.5% per annum, requires monthly interest only payments of $24,000 and matures in November 1997.

In May 1997, the Company obtained a second mortgage of $3.0 million on the Pin Oak land. The note bears interest at 12.5% per annum compounded monthly, and matures in October 1997. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company obtained a second mortgage of $3.0 million on the Lewisville land. The note bears interest at 12.5% per annum, compounded monthly and matures in December 1997. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company refinanced the Valwood land for $15.8 million. The note bears interest at prime plus 4.5% per annum, currently 13%, requires monthly interest only payments of $176,000 and matures in June 1998. The Company received net refinancing proceeds of $4.9 million, after $6.2 million was applied to the Valwood debt, $3.0 million being applied to payoff Jefferies land loan and $1.4 million being applied to paydown Las Colinas I land loan.

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowings totaled $44.0 million at June 30, 1997.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.      NOTES AND INTEREST PAYABLE (Continued)

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of June 30, 1997, 3,349,169 NRLP units with a market value of $64.0 million were pledged as security for such loan. In July, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million.

NOTE 8.     ACQUISITION OF PIZZA WORLD SUPREME, INC.

In April 1996, a newly formed subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of PWSI, an entity which had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. The Company accounted for such subsidiary under the equity method. See NOTE 5. "INVESTMENT IN EQUITY INVESTEES."

In May 1997, the Company purchased the remaining 20% of the common stock of PWSI for $5.0 million in unsecured promissory notes. The notes bear interest at 8% per annum, for three years and 10% per annum thereafter, require quarterly interest only payments of $100,000 and mature in May 2007. The Company now consolidates PWSI's operations.

NOTE 9.     INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the six months ended June 30, 1997, due to operating loss carryforwards.

NOTE 10.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 13.7% of the Company's outstanding shares of Common Stock.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 12.    SUBSEQUENT EVENTS

In July 1997, the Company sold 3.9 acres of the Las Colinas I land in Las Colinas, Texas, for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net sales proceeds of $1.4 million, to paydown the term loan in exchange for that lender's release of its collateral interest in such land. The Company will record a gain of approximately $750,000 on such sale. The Company paid a real estate brokerage commission of $48,000 to Carmel Realty based on the $1.6 million sales price of the property.

In July 1997, the Company purchased Dowdy and McKinney Corners V land, which parcels are adjacent to the Company's other McKinney Corners land, and consists of a total of 175 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained mortgage financing of $3.3 million as a sixth advance under the term loan from the Las Colinas I lender. The Dowdy land, McKinney Corners V land and McKinney Corners III land were added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $173,000 to Carmel Realty based on the $2.9 million purchase price of the properties.

In July 1997, the Company purchased Perkins land, 645.4 acres of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million. The loan bears interest at 8.5% per annum, requires quarterly interest only payments of $53,000 and matures in March 2002. The Company paid a real estate brokerage commission of $224,000 to Carmel Realty based on the $5.8 million purchase price of the property.

In July 1997, the Company obtained a third mortgage loan of $2.0 million from the second mortgage lender on the Pin Oak land. The loan bears interest at 12% per annum compounded monthly and matures in December 1997. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In July 1997, the Company purchased LBJ land, 10.4 acres of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash and obtained seller financing of the remaining $2.0 million of the purchase price. The loan bears interest at 13% per annum, with interest and principal payable at maturity in October 1997.

In July 1997, the Company purchased an additional 9% interest in Campbell Center Joint Venture, for $868,000 in cash, increasing to 36% the Company's interest in the Campbell Center Joint Venture.





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

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1997 aggregated $4.8 million, compared with $1.3 million at December 31, 1996. Although the Company anticipates that during the remainder of 1997 it will generate excess cash flow from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor, which totaled $22.3 million at June 30, 1997, to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1996, notes payable totaling $36.0 million had either scheduled maturities or principal payments required during 1997. Through July 31, 1997, the Company has paid a total of $8.5 million of such debt and refinanced an additional $18.8 million. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $8.7 million of debt obligations that mature during the remainder of 1997. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1997. Such increase is expected to be derived from operations of the Inn at the Mart, Kansas City Holiday Inn, Best Western Oceanside Hotel, Rosedale Towers Office Building and the Oak Tree Village Shopping Center. The Company also expects continued lot sales at its Texas residential subdivisions and substantial sales of its Las Colinas, Texas land and its Valley Ranch land to generate additional cash flow. See NOTE 4. "REAL ESTATE."

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

Liquidity and Capital Resources (Continued)

parcel for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on the note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale, the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan is paid in full.

In March 1997, the Company purchased Katy Road land, 130.6 acres of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price.

In April 1997, the Company purchased McKinney Corners I, 30.4 acres of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained mortgage financing for the remaining $2.5 million of the purchase price.

In April 1997, the Company purchased McKinney Corners II, 173.9 acres of undeveloped land in Collin County, Texas, for $5.7 million. The Company paid $700,000 in cash and obtained mortgage financing for the remaining $5.0 million of the purchase price as a fourth advance under the term loan from the Las Colinas I lender. The term loan was amended changing the required principal reduction payments to $500,000 in June, July, September and October 1997 and $1.0 million in August and November 1997.

In April 1997, the Company sold 3.1 acres of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the net sales proceeds as a collateral escrow deposit in accordance with the provisions of the Valley Ranch land loan. The Company recognized a gain of $648,000 on the sale.

In May 1997, the Company purchased McKinney Corners III land, 15.5 acres undeveloped land in Collin County, Texas, for $896,000 in cash.

In May 1997, the Company purchased Lacy Longhorn land, 17.1 acres of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $1.6 million of the purchase price. The loan matures in October 1997.

In May 1997, the Company purchased Chase Oaks land, 60.5 acres of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $4.0 million of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In May 1997, the Company purchased the remaining 20% of Pizza World Supreme, Inc. ("PWSI"), for $5.0 million in unsecured promissory notes. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

In May 1997, the Company purchased Pioneer Crossing land, 1,448 acres of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash and obtained seller financing of the remaining $16.1 million of the purchase price.

In June 1997, the Company purchased Kamperman land, 129.6 acres of undeveloped land in Collin County, Texas, for $5.0 million in cash. The Company simultaneously closed on a sale of 99.7 acres for $4.5 million in cash. The Company recognized a $215,000 gain on the sale.

Also in June 1997, the Company purchased Keller land, 811.8 acres of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained mortgage financing for the remaining $4.0 million of the purchase price.

In June 1997, the Company purchased McKinney Corners IV land, 31.3 acres of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained mortgage financing for the remaining $2.0 million of the purchase price, as a fifth advance under the term loan from the Las Colinas I lender.

Also in June 1997, the Company purchased Pantex land, 182.5 acres of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash and obtained seller financing of the remaining $4.5 million of the purchase price.

In July 1997, the Company sold 3.9 acres of the Las Colinas I land in Las Colinas, Texas for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $1.4 million, to paydown the term loan in exchange for that lender's release of its collateral interest in such land. The Company will record a gain of approximately $750,000 on such sale.

In July 1997, the Company purchased Dowdy and McKinney Corners V land, which parcels are adjacent to the Company's other McKinney Corners land, and consists of a total of 175 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained mortgage financing of $3.3 million as a sixth advance under the term loan from the Las Colinas I lender. The Dowdy land, McKinney Corners V land and McKinney Corners III land were added as additional collateral on the term loan.

In July 1997, the Company purchased Perkins land, 645.4 acres of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In July 1997, the Company purchased LBJ land, 10.4 acres of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash and obtained seller financing of the remaining $2.0 million of the purchase price.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 4 additional lots were sold for an aggregate gain of $8,000. At June 30, 1997, 6 lots remained to be sold.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent available, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that financing sources are available, the Company will continue to make investments in real estate, primarily investments in partially developed and/or undeveloped land, continue making additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company has received $5.3 million in principal payments on its notes receivable in the six months ended June 30, 1997.

The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded a summary judgment in January 1994. During 1994 and 1995, the borrower paid the Company a total of $270,000 in nonrefundable fees to delay foreclosure of the property until April 24, 1995. On April 25, 1995, the borrower filed for bankruptcy protection. On August 26, 1996, the bankruptcy court's stay was lifted allowing the Company to proceed with foreclosure. In February 1997, the Company sold its mortgage note receivable for $1.8 million in cash. The Company recognized a gain of $171,000 on the sale.

In December 1996, the Company and the borrower on a $3.7 million note receivable secured by an apartment complex in Merrillville, Indiana agreed to an extension of the note's maturity to December 2000. In May 1997, the Company received $3.7 million plus accrued but unpaid interest in full payment of the loan. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

Loans Payable. In May 1997, the Company financed 10.6 acres of the BP Las Colinas land for $3.1 million. The note matures in November 1997.

In May 1997, the Company obtained a second mortgage of $3.0 million on the Pin Oak land. The note matures in October 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In June 1997, the Company obtained a second mortgage of $3.0 million on the Lewisville land. The loan matures in December 1997.

In June 1997, the Company refinanced the Valwood land for $15.8 million. The note matures in June 1998. The Company received net cash of $4.9 million after the payoff of the existing $6.2 million Valwood land loan, an additional $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas land loan.

In July 1997, the Company obtained a third mortgage of $2.0 million on the Pin Oak land. The note matures in December 1997.

Margin debt. The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowing totaled $44.0 million at June 30, 1997.

In August 1996, the Company consolidated its existing NRLP margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of June 30, 1997, 3,349,169 NRLP units with a market value of $64.0 million were pledged as security for such loans. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million.

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

Equity securities of the REITs and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a period of one year after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. The Company received distributions totaling $1.3 million in the first six months of 1997 from the REITs and NRLP.

The Company's management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Commitments and Contingencies

In January 1995, NRLP, Syntek Asset Management, L.P. ("SAMLP") and the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provides for the nomination of a successor general partner to succeed SAMLP as general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP and for the resolution of all related matters under the 1990 settlement of a class action lawsuit. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

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

Results of Operations

For the three months ended June 30, 1997, the Company reported net income of $2.5 million, compared to a net loss of $2.1 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company reported net income of $2.8 million compared with a net loss of $2.4 million for the six months ended June 30, 1996. The primary factors contributing to the Company's operating results are discussed in the following paragraphs.

Sales and cost of sales for the three and six months ended June 30, 1997 relate to the operations of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Rents increased from $4.1 million and $9.4 million for the three and six months ended June 30, 1996 to $5.0 million and $10.9 million for the three and six months ended June 30, 1997. The increases are principally due to increased rents at the Company's commercial properties and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

increased rents and occupancy at the Company's hotels. One of the Company's hotels, the Best Western Oceanside was purchased in December 1996.

Interest income from mortgage notes receivable of $1.2 million and $2.3 million for the three and six months ended June 30, 1997 approximated the $1.2 million and $2.3 million for the three and six months ended June 30, 1996. Interest income for the remainder of 1997 is expected to be less than in the first six months of 1997 due to a note payoff in May 1997.

Other income increased from $127,000 and $469,000 for the three and six months ended June 30, 1996 to $1.3 million and $1.8 million for the three and six months ended June 30, 1997. The increases are primarily due to a $34,000 increase and a $821,000 decrease in realized losses incurred on the sale of trading portfolio securities and a $946,000 and a $673,000 increase in unrealized gains on trading portfolio securities.

Property operating expenses increased from $3.9 million and $7.6 million for the three and six months ended June 30, 1996 to $4.0 million and $8.5 million for the three and six months ended June 30, 1997. The increases are primarily due to the acquisition of the Best Western Oceanside Hotel in 1996 and taxes and property maintenance on the Company's land parcels.

Interest expense increased from $3.3 million and $6.4 million for the three and six months ended June 30, 1996 to $6.9 million and $12.0 million for the three and six months ended June 30, 1997. The increases are primarily due to the debt incurred related to the acquisition of 14 parcels of land and the Best Western Oceanside Hotel subsequent to June 1996. These increases were offset in part by a decrease of $969,000 due to the sale of 40.2 acres of the BP Las Colinas land in February 1997. Interest expense is expected to increase as the Company continues to acquire properties on a leveraged basis.

Advisory and mortgage servicing fees increased from $381,000 and $701,000 for the three and six months ended June 30, 1996 to $585,000 and $1.0 million for the three and six months ended June 30, 1997. The increases are primarily attributable to the increase in the Company's gross assets, the basis for such fee. Such fee is expected to increase as the Company acquires additional properties.

Depreciation and amortization expense increased from $453,00 and $890,000 for the three and six months ended June 30, 1996 to the $600,000 and $1.1 million for the three and six months ended June 30, 1997. The increases are primarily due to the purchase of Best Western Oceanside Hotel in December 1996. Depreciation and amortization for the remainder of 1997 is expected to be higher than in the first six months of 1997 due to the May 1997 acquisition of PWSI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses increased from $595,000 and $1.2 million for the three and six months ended June 30, 1996 to $1.6 million and $2.3 million for the three and six months ended June 30, 1997. The increase is primarily attributable to legal fees and travel expenses incurred in 1997 relating to pending acquisitions and refinancings, increases in advisor cost reimbursements, and the general and administrative expenses of PWSI. See NOTE
8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Incentive compensation for the six months ended June 30, 1997 was $299,000. Incentive compensation relates to the sale of Porticos Apartments. See NOTE 4. "REAL ESTATE."

Equity in income of investees improved from a loss of $1.5 million and $2.4 million for the three and six months ended June 30, 1996 to income of $5.0 million and $5.2 million for the three and six months ended June 30, 1997. The increases in equity income are attributable in part to an increase in the combined operating income of REITs and NRLP. Such improvement is generally attributable to improved occupancy and increased rental rates. The remainder of the increase is due to gains on sale of real estate in the REITs. See NOTE
5. "INVESTMENT IN EQUITY INVESTEES."

Gains on sale of real estate were $3.9 million and $8.1 million for the three and six months ended June 30, 1997 compared to $2.3 million and $4.5 million for the three and six months ended June 30, 1996. In June 1997, the Company recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments and a $216,000 gain on the sale of Kamperman land. In April 1997, a gain of $668,000 on the sale of 3.1 acres of Las Colinas land. In February 1997, a gain of $3.4 million on the sale of 40.2 acres of BP Las Colinas land, a gain of $171,000 on the sale of Osceola land and a gain of $676,000 on the sale of 3.0 acres of Las Colinas I land. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE."

For the three months ended June 30, 1996, the Company recognized a $538,000 gain on the sale of 2.3 acres of Las Colinas land, a $44,000 gain on the sale of a parcel of land in Midland, Michigan and a $10,000 gain on the sale of eight residential lots. The first six months of 1996 includes an additional $538,000 gain on the sale of another 2.3 acres of land in Las Colinas, Texas.

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


                       --------------------------------


                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.


Exhibit
Number                                    Description
-------            ---------------------------------------------------------
 27.0              Financial Data Schedule, filed herewith.


(b)     Reports on Form 8-K as follows:

        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN REALTY TRUST, INC.





Date:    August 13, 1997                By:  /s/ Karl L. Blaha
     ------------------------              -----------------------------------
                                             Karl L. Blaha
                                             President





Date:    August 13, 1997                By:  /s/ Thomas A. Holland
     ------------------------              -----------------------------------
                                             Thomas A. Holland
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months Ended June 30, 1997





Exhibit                                                                    Page
Number                        Description                                 Number
-------    ---------------------------------------------------            ------
 27.0      Financial Data Schedule                                          32