Form 10-Q
period 1997-09-30
AMERICAN REALTY TRUST INC
filed 1997-11-14
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                        -------------------

                         Commission File Number 1-9948
                                                ------

                          AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Georgia                                           54-0697989
    --------------------------------                        -------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

         10670 North Central Expressway, Suite 300, Dallas, Texas 75231
         --------------------------------------------------------------
           (Address of Principal Executive Offices)          (Zip Code)

                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     13,479,348
-----------------------------         ---------------------------------
          (Class)                     (Outstanding at October 31, 1997)

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


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                             September 30,   December 31,
                                                                 1997            1996
                                                             ------------    ------------
                                                                (dollars in thousands)
                     Assets

Notes and interest receivable
   Performing ............................................   $      4,182    $     50,784
   Nonperforming .........................................         18,954           1,627
                                                             ------------    ------------
                                                                   23,136          52,411

Less - allowance for estimated losses ....................         (2,398)         (3,926)
                                                             ------------    ------------
                                                                   20,738          48,485

Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1996) .........................        149,127          77,688


Real estate held for investment, net of accumulated
   depreciation ($5,636 in 1997 and $4,234 in 1996) ......         84,898          41,347

Plant and equipment, net of accumulated depreciation
   ($669 in 1997) ........................................          5,809              --

Marketable equity securities, at market value ............          7,425           2,186
Cash and cash equivalents ................................          2,031           1,254
Investments in equity investees ..........................         46,266          55,880
Intangibles, net of accumulated amortization ($580
   in 1997) ..............................................         15,309              --
Other assets .............................................         23,015           8,197
                                                             ------------    ------------

                                                             $    354,618    $    235,037
                                                             ============    ============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                     September 30,      December 31,
                                                         1997              1996
                                                    --------------    --------------
                                                         (dollars in thousands)


      Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($9,293 in 1997
   and $8,973 in 1996 to affiliates) ............   $      213,293    $      127,863
Margin borrowings ...............................           52,071            40,044
Accounts payable and other liabilities (including
   $23,227 in 1997 to affiliate) ................           31,456             8,433
                                                    --------------    --------------

                                                           296,820           176,340


Minority interest ...............................           10,742            10,911


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
       4,000 shares Series B ....................                8                 8
       16,681 shares Series C ...................               33                32
       400,000 shares Series F ..................              800                --
Common stock, $.01 par value; authorized
   16,667,667 shares, issued 13,479,348 shares in
   1997 and 1996 ................................              120               129
Paid-in capital .................................           72,147            68,601
Accumulated (deficit) ...........................          (26,037)          (20,978)
Treasury stock at cost, 1,503,427 shares in 1997
   and 564,704 shares in 1996 ...................              (15)               (6)
                                                    --------------    --------------

                                                            47,056            47,786
                                                    --------------    --------------

                                                    $      354,618    $      235,037
                                                    ==============    ==============







The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months             For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                         ----------------------------    ----------------------------
                                                             1997            1996            1997            1996
                                                         ------------    ------------    ------------    ------------
Revenues                                                          (dollars in thousands, except per share)
   Sales .............................................   $      8,647    $         --    $     10,828    $         --
   Rents .............................................          7,804           5,339          18,725          14,733
   Interest ..........................................            471           1,143           2,769           3,416
   Other .............................................         (1,883)            824            (117)          1,293
                                                         ------------    ------------    ------------    ------------
                                                               15,039           7,306          32,205          19,442
Expenses
   Cost of sales .....................................          6,984              --           8,672              --
   Property operations ...............................          5,030           3,600          13,501          11,166
   Interest ..........................................          8,351           4,240          20,425          10,656
   Advisory and servicing fees
      to affiliate ...................................            630             392           1,639           1,093
   Incentive compensation to
      affiliate ......................................             --              --             299              --
   General and administrative ........................          2,303             618           4,654           1,855
   Depreciation and
      amortization ...................................            755             429           1,902           1,319
   Minority interest .................................            243              --             959              --
                                                         ------------    ------------    ------------    ------------
                                                               24,296           9,279          52,051          26,089
                                                         ------------    ------------    ------------    ------------

(Loss) from operations ...............................         (9,257)         (1,973)        (19,846)         (6,647)
Equity in income (losses) of
   investees .........................................           (145)            604           5,106           1,544
Gain on sale of real estate ..........................          3,205           2,018          11,354           3,133
                                                         ------------    ------------    ------------    ------------

Income (loss) before
   extraordinary gain ................................         (6,197)            649          (3,386)         (1,970)
Extraordinary gain ...................................             --             121              --             381
                                                         ------------    ------------    ------------    ------------
Net income (loss) ....................................         (6,197)            770          (3,386)         (1,589)

Preferred dividend requirement .......................            (49)            (48)           (151)            (65)
                                                         ------------    ------------    ------------    ------------
Net income (loss) applicable
   to Common shares ..................................   $     (6,197)   $        722    $     (3,537)   $     (1,654)
                                                         ============    ============    ============    ============

Earnings per share
   Income (loss) before
      extraordinary gain .............................   $       (.52)   $        .05    $       (.29)   $       (.16)
   Extraordinary gain ................................             --             .01              --             .03
                                                         ------------    ------------    ------------    ------------

   Net income (loss) applicable
      to Common shares ...............................   $       (.52)   $        .06    $       (.29)   $       (.13)
                                                         ============    ============    ============    ============

Weighted average Common shares
   used in computing earnings
   per share .........................................     11,975,921      13,192,148      12,041,252      12,714,894
                                                         ============    ============    ============    ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997



                                        Series B  Series C   Series F
                                       Preferred  Preferred  Preferred   Common     Treasury    Paid-in   Accumulated Stockholders'
                                        Stock      Stock      Stock      Stock       Stock      Capital    (Deficit)    Equity
                                       --------   --------   --------   --------    --------    --------   --------    --------
                                                                  (dollars in thousands, except per share)
Balance, January
   1, 1997 .........................   $      8   $     32   $     --   $    129    $     (6)   $ 68,601   $(20,978)   $ 47,786


Dividends
   Common Stock ($.15
      per share) ...................         --         --         --         --          --          --     (1,520)     (1,520)
   Series B Preferred
      Stock ($7.50 per
      share) .......................         --         --         --         --          --          --        (30)        (30)
   Series C Preferred
      Stock ($7.50 per
      share) .......................         --          1         --         --          --          79       (123)        (43)

Series F Preferred
   Stock issued ....................         --         --        800         --          --       3,200         --       4,000

Sale of Common Stock ...............         --         --         --         --          --         249         --         249

Treasury stock, at
   cost ............................         --         --         --         (9)         (9)         18         --          --

Net income .........................         --         --         --         --          --          --     (3,386)     (3,386)
                                       --------   --------   --------   --------    --------    --------   --------    --------


Balance, September
   30, 1997 ........................   $      8   $     33   $    800   $    120    $    (15)   $ 72,147   $(26,037)   $ 47,056
                                       ========   ========   ========   ========    ========    ========   ========    ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Nine Months
                                                        Ended September 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
                                                       (dollars in thousands)
Cash Flows From Operating Activities
   Revenues collected ............................   $    27,800    $    14,760
   Interest collected ............................         2,624          3,197
   Distributions received from equity investees'
       operating cash flow .......................         1,905          8,626
   Payments for property operations and cost of
       products sold .............................       (17,697)       (11,628)
   Interest paid .................................       (12,723)        (5,881)
   Advisory and servicing fees paid to affiliate .        (1,938)        (1,093)
   Distributions to minority interest holders ....        (1,128)            --
   General and administrative expenses paid ......        (4,765)        (2,169)
   Other .........................................          (717)           417
                                                     -----------    -----------
       Net cash provided by (used in) operating
          activities .............................        (6,639)         6,229

Cash Flows From Investing Activities
   Collections on notes receivable ...............         3,062            640
   Notes receivable funded .......................        (3,688)          (100)
   Proceeds from sale of real estate .............        18,567          6,740
   Proceeds from sale of marketable equity
       securities ................................         6,019         22,564
   Proceeds from sale of notes receivable ........        18,342             --
   Purchases of marketable equity securities .....       (11,779)       (21,271)
   Investment in real estate entities ............        (3,523)       (14,219)
   Acquisition of real estate ....................       (67,620)        (5,658)
   Deposits ......................................       (12,277)          (526)
   Real estate improvements ......................        (5,505)        (1,901)
   Fixed asset purchased .........................        (5,809)            --
                                                     -----------    -----------
       Net cash (used in) investing activities ...       (64,211)       (13,731)

Cash Flows From Financing Activities
   Proceeds from notes payable ...................        91,141         48,153
   Payments on notes payable .....................       (47,150)       (29,486)
   Deferred borrowing costs ......................        (3,294)        (3,019)
   Net advances (payments) from/to affiliates ....        23,632         (7,530)
   Margin borrowings, net ........................         8,890            464
   Proceeds from issuance of Series B preferred
       stock .....................................            --            400
   Dividends on Common Stock .....................        (1,520)        (1,437)
   Dividends on Preferred Stock ..................           (72)            --
                                                     -----------    -----------
       Net cash provided by financing activities .        71,627          7,545

       Net increase in cash and cash equivalents .           777             43

Cash and cash equivalents, beginning of period ...         1,254          1,054
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $     2,031    $     1,097
                                                     ===========    ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                For the Nine Months
                                                                Ended September 30,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
                                                              (dollars in thousands)
Reconciliation of net (loss) to net cash provided
   by (used in) operating activities
   Net (loss) ...........................................   $    (3,386)   $    (1,589)
   Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities
       Extraordinary gain ...............................            --           (381)
       Depreciation and amortization ....................         1,570          1,319
       Amortization of deferred borrowing cost ..........           332             --
       Gain on sale of real estate ......................       (11,434)        (3,133)
       Distributions from equity investees' operating
          cash flow .....................................         1,905          8,626
       Equity in (income) of investees ..................        (5,106)        (1,544)
       Unrealized (gain) loss on marketable equity
          securities ....................................           470           (598)
       (Increase) decrease in interest receivable .......             3            (93)
       (Increase) decrease in other assets ..............         8,553          2,151
       Increase in interest payable .....................           520            844
       (Decrease) in accounts payable and
          other liabilities .............................          (205)          (131)
       Other ............................................           139            758
                                                            -----------    -----------
         Net cash provided by (used in) operating
            activities ..................................   $    (6,639)   $     6,229
                                                            ===========    ===========


Schedule of noncash investing and financing activities

Issuance of 16,681 shares of Series C Preferred
   Stock with a liquidation value of $1,667 .............   $        --    $        31

Stock dividends on Series C Preferred Stock .............            82             --

Issuance of 400,000 shares of Series F Preferred
   Stock with a liquidation value of $4,000 .............           800             --

Current value of property acquired through
   foreclosure on $14,485 note receivable ...............        20,226             --

Notes payable from property acquired through
   foreclosure ..........................................        11,867             --

Notes payable from acquisition of real estate ...........        33,746             --

Notes payable from acquisition of minority
   interest in subsidiary ...............................         5,000             --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued





                                                          For the Nine Months
                                                          Ended September 30,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
                                                       (dollars in thousands)
Acquisition of Pizza World Supreme, Inc. ...........

   Carrying value of intangibles ...................   $   15,641   $       --

   Carrying value of plant and equipment ...........        3,998           --

   Carrying value of note receivable retired .......       13,387           --

   Carrying value of accounts payable and other
       liabilities .................................        1,314           --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.           BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

Certain balances for 1996 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the two for one forward share split effected February 17, 1997.

NOTE 2.           SYNTEK ASSET MANAGEMENT, L.P.

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene
E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of September 30, 1997, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit for the above mentioned defendants became effective on July 5, 1990. The settlement agreement provided for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify Mr. Phillips, the individual general partners, at the time, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest was paid by SAMLP in May 1994.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $40.2 million at September 30, 1997, before reduction for the principal balance ($4.2 million at September 30, 1997) and accrued interest ($6.9 million at September 30, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

In January 1995, NRLP, SAMLP, William H. Elliott and the NRLP oversight committee executed an Implementation Agreement which provided for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the class action settlement. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

In September 1996, the Judge appointed to supervise the class action settlement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. On April 7, 1997, the Supervising Judge entered an order amending the September 23, 1996 order, approving the formal notice and setting a hearing on the Amended and Restated Implementation Agreement for June 27, 1997. A notice was sent to all class members and unitholders in April 1997 and the hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Amended and Restated Implementation Agreement.

As a result of the Statement of Decision, the original class action settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided. SAMLP and the NRLP oversight committee are considering alternative methods to implement the election of a successor general partner as required under the original class action settlement.

On September 26, 1997, one of the original class action defendants, Robert A. McNeil, filed motions to (i) be installed as receiver for NRLP and (ii) disband the NRLP oversight committee. As of November 10, 1997, a hearing on the motions had not been set.

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

In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million. The Company secured net cash of $5.5 million after the payoff of the loan in the amount of $9.2 million secured by such note receivable. The Company incurred no loss on the sale beyond the reserve previously established.

In September 1997, the Company foreclosed on its $14.6 million junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. The Company acquired the property at foreclosure subject to a first lien mortgage of $11.9 million. The Company incurred no loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

In August 1990, the Company foreclosed on its fourth lien note receivable secured by the Continental Hotel and Casino in Las Vegas, Nevada. The Company acquired the hotel and casino through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for a $22.0 million wraparound mortgage note receivable, a $500,000 unsecured note receivable, which was collected in full, and $100,000 in cash. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower has not made the required payments since April 1997, nor the required improvements and the Company is in negotiations with the borrower, but has also begun foreclosure proceedings. If the negotiations are not successful and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.           NOTES AND INTEREST RECEIVABLE

the Company forecloses on the property it does not expect to incur a loss as the fair value of the property exceeds the carrying value of the Company's note receivable.

Related Party. In December 1996, the Company and the borrower on a $3.7 million note receivable secured by an apartment complex in Merrillville, Indiana agreed to an extension of the notes December 1996 maturity date to December 2000. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 14.6% of the Company's outstanding shares of Common Stock. In May 1997, the note plus accrued but unpaid interest was paid in full. See NOTE 10. "CERTAIN RELATIONSHIPS AND TRANSACTIONS."

NOTE 4.           REAL ESTATE

In January 1997, the Company sold a 3.0 acre tract of the Las Colinas I land parcel in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

In January 1997, the Company purchased Scout land, a 546 acre parcel of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price. The mortgage bears interest at 16% per annum, requires quarterly interest only payments of $61,000, and matures in January 2000. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $2.2 million purchase price of the property.

In October 1995, the Company purchased BP Las Colinas land, a 92.6 acre parcel of partially developed land in Las Colinas, Texas. In February 1996, the Company entered into a contract to sell 72.5 acres of such parcel for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first phase sale of 32.3 acres for $4.9 million in cash. In February 1997, the Company completed the second phase sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net sales proceeds of $6.9 million, $1.5 million was used to payoff the underlying debt secured by the BP Las Colinas parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bears interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity in August 1997. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan is paid in full. The loan was

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.           REAL ESTATE (Continued)

paid in full August 1997 and the $800,000 gain was recognized. The Company paid a real estate brokerage commission of $239,000 to Carmel Realty based on the $8.0 million sales price of the property.

In March 1997, the Company purchased Katy Road land, a 130.6 acre parcel of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing for the remaining $4.0 million of the purchase price. The mortgage bears interest at 9% per annum, requires quarterly interest only payments of $92,000 and matures in March 2000. The Company paid a real estate brokerage commission of $209,000 to Carmel Realty based on the $5.6 million purchase price of the property.

In April 1997, the Company purchased McKinney Corners I land, a 30.4 acre parcel of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained mortgage financing for the remaining $2.5 million of the purchase price. The loan bears interest at 14% per annum, requires monthly interest only payments of $29,000 and matures in April 1998. The Company paid a real estate brokerage commission of $208,000 to Carmel Realty based on the $3.5 million purchase price of the property.

In April 1997, the Company purchased McKinney Corners II land, a 173.9 acre parcel of undeveloped land in Collin County, Texas, for $5.7 million. The Company paid $700,000 in cash and obtained mortgage financing for the remaining $5.0 million of the purchase price as a fourth advance under the term loan from the Las Colinas I lender. The term loan was amended increasing the term loan amount from $19.5 million to $24.5 million. The amendment also changed the required principal reduction payments to $500,000 in June, July, September and October 1997 and $1.0 million in August and November 1997. The McKinney Corners II land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $343,000 to Carmel Realty based on the $5.7 million purchase price of the property.

In April 1997, the Company sold a 3.1 acre parcel of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the sales proceeds as a collateral escrow deposit in accordance with the provision of the Valley Ranch land loan. In September 1997, such collateral escrow was released to the Company. The Company recognized a gain of $648,000 on the sale. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty based on the $1.3 million sales price of the property.

In May 1997, the Company purchased McKinney Corners III land, a 15.5 acre parcel of undeveloped land in Collin County, Texas, for $896,000 in cash. The Company paid a real estate brokerage commission of $54,000 to Carmel Realty based on the $896,000 purchase price of the property.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.           REAL ESTATE (Continued)

Also in May 1997, the Company purchased Lacy Longhorn land, a 17.1 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $1.6 million of the purchase price. The loan bore interest at 10% per annum, required monthly principal and interest payments of $400,000 and matured in October 1997. The loan was paid off at maturity. The Company paid a real estate brokerage commission of $105,000 to Carmel Realty based on the $1.8 million purchase price of the property.

In May 1997, the Company purchased Chase Oaks land, a 60.5 acre parcel of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash and obtained seller financing of the remaining $4.0 million of the purchase price. The note bears interest at 18% per annum, requires monthly interest only payments of $60,000 and matures May 2000. The Company paid a real estate brokerage commission of $250,000 to Carmel Realty based on the $4.2 million purchase price of the property.

Also in May 1997, the Company purchased Pioneer Crossing land, a 1,448 acre parcel of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash and obtained seller financing of the remaining $16.1 million of the purchase price. The note bears interest at 9.5% per annum, requires monthly interest only payments of $127,000 and matures in May 2001. The Company paid a real estate brokerage commission of $675,000 to Carmel Realty based on the $21.5 million purchase price of the property.

In June 1997, the Company purchased Kamperman land, a 129.6 acre parcel of undeveloped land in Collin County, Texas, for $5.0 million in cash. The Company simultaneously closed on a sale of a 99.7 acre parcel for $4.5 million in cash. The Company recognized a $215,000 gain on the sale. The Company paid a real estate brokerage commission of $152,000 to Carmel Realty based on the $5.0 million purchase price of the property and $135,000 to Carmel Realty based on the $4.5 million sales price of the tract sold.

Also in June 1997, the Company purchased Keller land, a 811.8 acre parcel of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained mortgage financing for the remaining $4.0 million of the purchase price. The loan bears interest at 12.95% per annum, requires monthly interest only payments of $43,000 and matures in June 1998. The Company paid a real estate brokerage commission of $280,000 to Carmel Realty based on the $6.3 million purchase price of the property.

In June 1997, the Company purchased McKinney Corners IV land, a 31.3 acre parcel of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained mortgage

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.           REAL ESTATE (Continued)

financing for the remaining $2.0 million of the purchase price, as a fifth advance under the term loan from the Las Colinas I lender. The McKinney Corners IV land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $151,000 to Carmel Realty based on the $2.4 million purchase price of the property.

Also in June 1997, the Company purchased Pantex land, a 182.5 acre parcel of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The note bears interest at 10.5% per annum, requires semiannual interest only payments of $239,000 and matures in December 2000. The Company paid a real estate brokerage commission of $321,000 to Carmel Realty based on the $5.4 million purchase price of the property.

In July 1997, the Company sold a 3.9 acre tract of the Las Colinas I land in Las Colinas, Texas, for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net sales proceeds of $1.4 million, to paydown the term loan in exchange for that lender's release of its collateral interest in such land. The Company recognized a gain of $771,000 on the sale. The Company paid a real estate brokerage commission of $48,000 to Carmel Realty based on the $1.6 million sales price of the property.

Also in July 1997, the Company purchased Dowdy and McKinney Corners V land, which parcels are adjacent to the Company's other McKinney Corners land, consisting of a total of 175 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained mortgage financing of $3.3 million as a sixth advance under the term loan from the Las Colinas I lender. The Dowdy land, McKinney Corners V land and McKinney Corners III land were added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $173,000 to Carmel Realty based on the $2.9 million purchase price of the properties.

In July 1997, the Company purchased Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million. The mortgage bears interest at 8.5% per annum, requires quarterly interest only payments of $53,000 and matures March 2002. The Company paid a real estate brokerage commission of $224,000 to Carmel Realty based on the $5.8 million purchase price of the property.

Also in July 1997, the Company purchased LBJ land, a 10.4 acre parcel of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash and obtained seller financing of the remaining $2.0 million of the purchasing price. The loan bears interest

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.           REAL ESTATE (Continued)

at 18% per annum, with interest payable quarterly and matures in January 1998. The Company paid a real estate brokerage commission of $141,000 to Carmel Realty based on the $2.3 million purchase price.

In September 1997, the Company sold the Mopac Building in St. Louis, Missouri, for $1.0 million in cash. In accordance with the provisions of the Las Colinas I term loan, the Company applied $350,000 of the sales proceeds to paydown the term loan in exchange for the lender's release of its collateral interest in such property. The Company recognized a gain of $481,000 on the sale.

Also in September 1997, the Company sold a 2.6 acre parcel of the Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net sales proceeds of $1.0 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $578,000 on the sale. The Company paid a real estate brokerage commission of $35,000 to Carmel Realty based on the $1.2 million sales price of the property.

In September 1997, the Company sold three tracts of Valley Ranch land totaling
24.0 acres for $1.6 million in cash. The net sales proceeds of $1.2 million were put into a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The Company recognized a gain of $567,000 on the sale. The Company paid a real estate brokerage commission of $46,000 to Carmel Realty based on the $1.6 million sales price of the property.

Also in September 1997, the Company purchased the Collection, a retail and commercial center totaling 206,048 square feet in Denver, Colorado, for $19.5 million. The Company paid $791,000 in cash and assumed existing mortgages totaling $14.7 million, and issued 400,000 shares of the Company's Series F Cumulative Convertible Preferred Stock. See NOTE 11. "PREFERRED STOCK". The first lien mortgage in the amount of $14.2 million bears interest at 8.64% per annum, requires monthly principal and interest payments of $116,000 and matures in May 2017. The second lien mortgage in the amount of $580,000 bears interest at 7% per annum from April 1996 to April 2001, 7.5% per annum from May 2001 to April 2006, and 8% per annum from May 2006 to May 2010, requires monthly principal and interest payments of $3,000 and matures in May 2010. The Company paid a real estate brokerage commission of $646,000 to Carmel Realty based on the $19.5 million purchase price of the property.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.           REAL ESTATE (Continued)

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 9 additional lots were sold for an aggregate gain of $17,000. At September 30, 1997, one lot remained to be sold.

In November 1991, the Company transferred the Porticos Apartments to Income Opportunity Realty Investors, Inc. ("IORI"), an equity investee, in satisfaction, at the time, of the Company's $3.6 million obligation to IORI. The Company recorded a deferred gain of $3.0 million on the transfer. In June 1997, IORI sold the property, and accordingly the Company recognized such previously deferred gain. See NOTE 5. "INVESTMENT IN EQUITY INVESTEES."

NOTE 5.           INVESTMENT IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at September 30, 1997, includes (i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), IORI and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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








                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.           INVESTMENT IN EQUITY INVESTEES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at September 30, 1997 was as follows:

                                                                           Equivalent
                   Percentage                    Carrying                   Investee
                 of the Company's                Value of                  Book Value                   Market Value
                  Ownership at                 Investment at                  at                      of Investment at
Investee        September 30, 1997           September 30, 1997          September 30, 1997          September 30, 1997
--------        ------------------           ------------------          ------------------          ------------------
NRLP                    54.4%                      $     16,516           $            *               $      76,996
CMET                    40.6                             14,888                  35,387                       32,674
IORI                    29.6                              3,457                   7,342                        5,626
TCI                     30.6                              5,162                  22,941                       22,682
                                                   ------------                                        -------------
                                                         40,023                                        $     137,978
                                                                                                       =============
General partner interest in
  NRLP and NOLP                                           6,324
Other equity investees                                      (81)
                                                   ------------
                                                   $     46,266
                                                   ============

-------------------

* At September 30, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1996, was $188.5 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Set forth below is summarized results of operations for the Company's equity investees for the nine months ended September 30, 1997:

Equity investees owned over 50%:

     Revenues.........................................................   $   94,320
     Property operating expenses......................................       61,189
     Depreciation.....................................................        7,806
     Interest expense.................................................       25,727
                                                                         ----------
     (Loss) from operations...........................................        (402)

     Gain on sale of real estate......................................        5,654
                                                                         ----------
     Net income.......................................................   $    5,252
                                                                         ==========

The Company's share of over 50% owned equity investees' operations was income of $900,000 for the nine months ended September 30, 1997. The Company's share of equity investees gains on sale of real estate was $3.0 million for the nine months ended September 30, 1997.

Equity investees owned less than 50%:

     Revenues.........................................................   $ 90,546
     Equity in income (loss) of partnerships..........................        751
     Property operating expenses......................................     60,132
     Depreciation.....................................................     12,740
     Interest expense.................................................     27,100
     Provision for loss...............................................        225
                                                                         --------
     (Loss) from operations...........................................     (8,900)

     Gain on sale of real estate......................................     11,835
                                                                         --------
     Net income.......................................................   $  2,935
                                                                         ========

The Company's share of less than 50% owned equity investees' loss from operations was $2.8 million for the nine months ended September 30, 1997. The Company's share of equity investees gains on sale of real estate was $4.0 million for the nine months ended September 30, 1997.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In the first nine months of 1997, the Company received aggregate distributions of $1.9 million from the REITs and NRLP.

In the first nine months of 1997, the Company purchased a total of $173,000 of equity securities of the REITs and NRLP.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.         INVESTMENT IN EQUITY INVESTEES (Continued)

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the owner, at the time, of in excess of 14% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1996, 184 residential lots had been sold. In the first nine months of 1997 an additional 13 lots were sold. At September 30, 1997, 90 lots remained to be sold. In 1997, each partner has received $21,000 in return of capital distributions.

In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased a 580 acre parcel of undeveloped land in Collin County, Texas. In April 1997, the partnership sold a 35.0 acre tract for $1.3 million in cash. The net proceeds of $1.2 million were distributed to the limited partners in accordance with the partnership agreement. The partnership recognized a gain of $884,000 on the sale. In July 1997, the Partnership sold a
24.6 acre tract for $800,000 in cash. In accordance with the terms of the term loan secured by such property, $197,000 of the net sales proceeds were used to paydown such term loan. The remaining $545,000 was distributed to the limited partners in accordance with the partnership agreement. The partnership recognized a gain of $497,000 on the sale. In September 1997, the partnership sold a 77.19 acre tract for $1.5 million in cash. In accordance with the terms of the term loan secured by such property, the net proceeds were used to paydown such loan. The partnership recognized a gain of $704,000 on the sale. In October 1997, the partnership sold a 96.53 acre tract for $1.7 million in cash. In accordance with the terms of the term loan secured by such property $548,000 of the net sales proceeds were used to payoff such loan. The remaining $1.1 million was distributed to the limited partners in accordance with the partnership agreement. The partnership will recognize a gain of approximately $691,000 on the sale. The Company has received no distributions from the partnership.

In September 1997, a newly formed limited partnership, of which the Company is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of undeveloped land in Denton County, Texas, for $16.0 million in cash. The Company contributed $3.6 million in cash to the partnership with the remaining $12.4 million being contributed by the other limited partners. The partnership agreement designates the Company as the managing general partner. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The loan bears interest at 10% per annum, requires monthly interest only payments of $54,000 and matures in September 2001. The net financing proceeds were distributed to the partners, the Company receiving repayment of $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.         INVESTMENT IN EQUITY INVESTEES (Continued)

12% preferred cumulative return on their investment before any sharing of partnership profits occurs. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

NOTE 6.           MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first nine months of 1997, the Company purchased $11.8 million and sold $5.7 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 1997, the Company recognized an unrealized decrease in the market value of its trading portfolio securities of $782,000. Also in the first nine months of 1997, the Company realized a net gain of $128,000 from the sale of trading portfolio securities and received $87,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other revenues in the accompanying Consolidated Statements of Operations.

NOTE 7.           NOTES AND INTEREST PAYABLE

In May 1997, the Company financed a 10.6 acre parcel of the BP Las Colinas land for $3.1 million. The note bears interest at 9.5% per annum, requires monthly interest only payments of $24,000 and matures in November 1997.

In May 1997, the Company obtained a second mortgage of $3.0 million secured by the Pin Oak land. The note bears interest at 12.5% per annum compounded monthly, and matures in December 1997. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company obtained a second mortgage of $3.0 million secured by the Lewisville land. The note bears interest at 12.5% per annum, compounded monthly and matures in February 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company refinanced the Valwood land for $15.8 million. The note bears interest at the prime rate plus 4.5% per annum, currently 13%, requires monthly interest only payments of $176,000 and matures in June 1998. The Company received net refinancing proceeds of $4.9 million, after the payoff of $6.2 million in existing mortgage debt secured by the property, $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas I land loan.

In July 1997, the Company obtained a third mortgage of $2.0 million secured by the Pin Oak land. The note bears interest at 12.5% per annum, compounded monthly and matures in February 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 7.           NOTES AND INTEREST PAYABLE (Continued)

In September 1997, the Company refinanced the Las Colinas I land Double O tract for $7.3 million. The Company received net refinancing proceeds of $2.1 million, after the payoff of existing mortgage debt of $5.0 million. The note bears interest at the prime rate plus 4.5% per annum, currently 13%, requires monthly interest only payments of $77,000 and matures October 1998. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based upon the new mortgage of $7.3 million.

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowings totaled $28.1 million at September 30, 1997.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of September 30, 1997, 3,349,169 NRLP units with a market value of $74.9 million were pledged as security for such loan. In July, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million.

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

NOTE 9.          INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the nine months ended September 30, 1997, due to operating loss carryforwards.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 14% of the Company's outstanding shares of Common Stock. See NOTE 7. "NOTES AND INTEREST PAYABLE."

In September 1997, the limited partner in a partnership that owns approximately 14.6% of the Company's outstanding shares of Common Stock became a 22.50% limited partner in a newly formed limited partnership of which the Company is a 1% general partner and a 21.50% limited partner.
See NOTE 5. "INVESTMENT IN EQUITY INVESTEES."

NOTE 11.         PREFERRED STOCK

In August 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, and a liquidation value of $10.00 per share out of the 7,500,000 shares authorized. Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company accruing cumulatively from August 16, 1998 and commencing on October 15, 1998. The Series F Preferred Stock may be converted into Common Stock of the Company at 90% of the market value of the Company's Common Stock after August 15, 2003.

NOTE 12.         COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 13.         SUBSEQUENT EVENTS

In October 1997, the Company contributed its Pioneer Crossing land, a 1,448 acre tract of undeveloped land in Austin, Texas to a limited partnership in exchange for $3.4 million in cash, a 1% managing general partner interest, all of the Class B limited partner units in the partnership and the partnership's assumption of the $16.1 million mortgage debt secured by the property. The existing partners converted their general and limited partner interests into Class A limited partner units. The Class A limited partner units have an agreed value of $1.00 per unit. The Class A units are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 360,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first anniversary of the closing but no later than the sixth anniversary, on a basis of one Series F Cumulative Convertible Preferred share per ten Class A units.

In October 1997, the Company refinanced the mortgage debt secured by the Denver Merchandise Mart in Denver, Colorado for $23.0 million. The Company received net refinancing proceeds of $5.4 million after the payoff of $14.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 8.3% per annum requires monthly principal and interest payments of $198,000 and matures in October 2012.

Also in October 1997, the Company contributed its Denver Merchandise Mart, a 509,000 square foot merchandise mart in Denver, Colorado, to a limited partnership in exchange for $6.0 million in cash, a 1% managing general partner interest, all of the Class B limited partner units in the partnership and the partnership's assumption of the $23.0 million in

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 13.         SUBSEQUENT EVENTS (Continued)

mortgage debt secured by the property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units. The Class A units have an agreed value of $1.00 per unit. The Class A units are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 529,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first anniversary of the closing but not later than the sixth anniversary, on the basis of one Series F Cumulative Convertible Preferred share per ten Class A units. See NOTE 11. "PREFERRED STOCK"

In October 1997, the Company purchased Palm Desert land, a 315.2 acre parcel of undeveloped land in Palm Desert, California, for $11.2 million. The Company paid $3.8 million in cash and assumed the existing mortgage of $7.4 million. The mortgage bears interest at 9% per annum, requires monthly principal and interest payments of $76,000 and matures in February 2002. The Company paid a real estate brokerage commission of $396,000 to Carmel Realty based on the $11.2 million purchase price of the property.

Also in October 1997, the Company purchased Thompson land, a 4.0 acre parcel of undeveloped land in Dallas County, Texas, for $869,000 in cash. The Company paid a real estate brokerage commission of $52,000 to Carmel Realty based on the $869,000 purchase price of the property.

In October 1997, the Company purchased Santa Clarita land, a 20.6 acre parcel of undeveloped land, in Santa Clarita, California, for $1.3 million in cash. The Company paid a real estate brokerage commission of $78,000 to Carmel Realty based on the $1.3 million purchase price of the property.

Also in October 1997, the Company purchased Tomlin land, a 9.2 acre parcel of undeveloped land in Dallas County, Texas, for $1.7 million in cash. The Company paid a real estate brokerage commission of $100,000 to Carmel Realty based on the $1.7 million purchase price of the property.

In October 1997, the Company purchased Rasor land, a 378.2 acre parcel of undeveloped land in Plano, Texas, for $14.4 million. The Company paid $1.6 million in cash, obtained mortgage financing from the Las Colinas I lender of $3.5 million, applied the net proceeds of $3.5 million from the simultaneous $3.8 million sale of an 86.5 acre tract, and exchanged the Perkins land, a
645.4 acre parcel of undeveloped land in Collin County, Texas, for the remainder of the purchase price. The Company paid a real estate brokerage commission of $268,000 to Carmel Realty based on the $14.4 million purchase price of the property. The Company will recognize a gain of approximately $200,000 on the sale of the 86.5 acre tract. The Company paid a real estate brokerage commission of $115,000 to Carmel Realty based on the $3.8 million sales price of the tract.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 13.         SUBSEQUENT EVENTS (Continued)

In October 1997, the Company purchased the Piccadilly Inns, four hotels in Fresno, California, for $33.0 million. The Company issued 1.6 million shares of Series F Cumulative Convertible Preferred Stock having a liquidation value of $10.00 per share or a total of $16.0 million and obtained mortgage financing of $19.8 million See NOTE 11. "PREFERRED STOCK". The Company received net financing proceeds of $2.2 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.40% per annum, requires monthly principal and interest payments of $158,000 and matures in October
2013. The Company paid a real estate brokerage commission of $1.1 million to Carmel Realty based on the $33.0 million purchase price of the property.

In October 1997, a newly formed partnership, of which the Company is the 1% general partner and 99% Class B limited partner, purchased a 15.8 acre parcel of undeveloped land in Tarrant County, Texas, for $4.5 million. The partnership paid $800,000 in cash, assumed $2.5 million of mortgage debt and issued 1.1 million Class A limited partner units with an agreed value of $1.00 per unit. The Class A limited partner is entitled to a $.10 per unit annual preferred return paid quarterly. The Class A units may be exchanged for either shares of the Company's Series G Cumulative Convertible Preferred Stock on or after the second anniversary of the closing date at a rate of one share of Series G Cumulative Preferred Stock for each 100 Class A units exchanged or shares of the Company's Common Stock only on or after the third anniversary of the closing date. The Class A units are exchangeable for shares of Common Stock at a rate of $1.00 per unit plus any outstanding preferred return divided by .9 times the simple average of the daily closing price of the Common Stock for the 20 days preceding the date of conversion. The assumed mortgage bears interest at 12.95% per annum requires quarterly interest only payments of $81,000 and matures in June 1998.


                       ---------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

General. Cash and cash equivalents at September 30, 1997 aggregated $2.0 million, compared with $1.3 million at December 31, 1996. Although the Company anticipates that during the remainder of 1997 it will generate excess cash flow from operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor, which totaled $23.2 million at September 30, 1997, to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1996, notes payable totaling $36.0 million had either scheduled maturities or principal payments required during 1997. Through September 30, 1997, the Company has paid a total of $11.5 million of such debt and refinanced an additional $18.9 million. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $5.6 million of debt obligations that mature during the remainder of 1997. There can be no assurance, however, that these efforts to obtain alternative financing or debt extensions will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1997. Such increase is expected to be derived from operations of the Inn at the Mart and Kansas City Holiday Inn as well as the recently purchased Piccadilly Inns and Collection retail and commercial center. The Company also expects continued sales of its Las Colinas I land, Pin Oak land and Valley Ranch land to generate additional cash flow. See NOTE 4. "REAL ESTATE."

In January 1997, the Company sold a 3.0 acre tract of the Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $697,000 on the sale.

Also in January 1997, the Company purchased Scout land, a 546 acre parcel of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained mortgage financing for the remaining $1.5 million of the purchase price.

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

Liquidity and Capital Resources (Continued)

make a $1.5 million principal paydown on the note secured by Parkfield land in Denver, Colorado with the same lender, and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land parcel. In conjunction with the sale, the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan was paid in full. In August 1997, the loan was paid in full and the deferred gain recognized.

In March 1997, the Company purchased Katy Road land, a 130.6 acre parcel of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price.

In April 1997, the Company purchased McKinney Corners I, a 30.4 acre parcel of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained mortgage financing for the remaining $2.5 million of the purchase price.

Also in April 1997, the Company purchased McKinney Corners II, a 173.9 acre parcel of undeveloped land in Collin County, Texas, for $5.7 million. The Company paid $700,000 in cash and obtained mortgage financing for the remaining $5.0 million of the purchase price as a fourth advance under the term loan from the Las Colinas I lender. The term loan was amended changing the required principal reduction payments to $500,000 in June, July, September and October 1997 and $1.0 million in August and November 1997.

In April 1997, the Company sold a 3.1 acre tract of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the net sales proceeds as a collateral escrow deposit in accordance with the provisions of the Valley Ranch land loan. In September 1997, such collateral escrow was released to the Company. The Company recognized a gain of $648,000 on the sale.

In May 1997, the Company purchased McKinney Corners III land, a 15.5 acre parcel undeveloped land in Collin County, Texas, for $896,000 in cash.

Also in May 1997, the Company purchased Lacy Longhorn land, a 17.1 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash and the seller provided short-term purchase money financing of the remaining $1.6 million of the purchase price. The loan was paid off at its October 15, 1997 maturity.

In May 1997, the Company purchased Chase Oaks land, a 60.5 acre parcel of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash and the seller provided purchase money financing of the remaining $4.0 million of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in May 1997, the Company purchased the remaining 20% of Pizza World Supreme, Inc. ("PWSI") that it did not already own, for $5.0 million in unsecured promissory notes. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

In May 1997, the Company purchased Pioneer Crossing land, a 1,448 acre parcel of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash and the seller provided purchase money financing of the remaining $16.1 million of the purchase price.

In June 1997, the Company purchased Kamperman land, a 129.6 acre parcel of undeveloped land in Collin County, Texas, for $5.0 million in cash simultaneously selling a 99.7 acre tract for $4.5 million in cash. The Company recognized a $215,000 gain on the sale.

Also in June 1997, the Company purchased Keller land, a 811.8 acre parcel of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained mortgage financing for the remaining $4.0 million of the purchase price.

In June 1997, the Company purchased McKinney Corners IV land, a 31.3 acre parcel of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained mortgage financing for the remaining $2.0 million of the purchase price, as a fifth advance under the term loan from the Las Colinas I lender.

Also in June 1997, the Company purchased Pantex land, a 182.5 acre parcel of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash and the seller provided purchase money financing of the remaining $4.5 million of the purchase price.

In July 1997, the Company sold a 3.9 acre tract of the Las Colinas I land in Las Colinas, Texas for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net proceeds of the sale, $1.4 million, to paydown the term loan in exchange for that lender's release of its collateral interest in such land. The Company recognized a gain of $771,000 on such sale.

Also in July 1997, the Company purchased Dowdy and McKinney Corners V land, which parcels are adjacent to the Company's other McKinney Corners land, consisting of a total of 175 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained mortgage financing of $3.3 million as a sixth advance under the term loan from the Las Colinas I lender. The Dowdy land, McKinney Corners V land and McKinney Corners III land were added as additional collateral on the term loan.

In July 1997, the Company purchased Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in July 1997, the Company purchased LBJ land, a 10.4 acre parcel of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash and the seller provided purchase money financing of the remaining $2.0 million of the purchase price.

In September 1997, the Company sold the Mopac Building in St. Louis, Missouri, for $1.0 million in cash. In accordance with the provisions of the Las Colinas I term loan, the Company applied $350,000 of the net sales proceeds to paydown the term loan in exchange for the lender's release of its collateral interest in such property. The Company recognized a gain of $481,000 on the sale.

In September 1997, the Company sold a 2.6 acre tract of the Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net sales proceeds of $1.0 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $578,000 on the sale.

In September 1997, the Company sold three tracts of Valley Ranch land totaling
24.0 acres for $1.6 million in cash. The net sales proceeds of $1.2 million were put into a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The Company recognized a gain of $567,000 on the sale.

In September 1997, the Company purchased the Collection, a retail and commercial center in Denver, Colorado for $19.5 million. The Company paid $791,000 in cash, assumed existing mortgages totaling $14.7 million and issued 400,000 shares of Series F Cumulative Convertible Preferred Stock with a liquidation value of $4.0 million.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 9 additional lots were sold for an aggregate gain of $17,000. At September 30, 1997, one lot remained to be sold.

In October 1997, the Company contributed its Pioneer Crossing land, a 1,448 acre parcel of undeveloped land in Austin, Texas to a limited partnership in exchange for $3.4 million in cash, a 1% managing general partner interest, all of the Class B limited partner units in the partnership and the partnership's assumption of the $16.1 million mortgage debt secured by the property. The existing partners converted their general and limited partner interests into Class A limited partner units. The Class A units are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A Partnership units have an agreed value of $1.00 per unit. The Class A limited partner units may be converted into the Company's Series F Cumulative Convertible Preferred Stock at any time after the first anniversary of the closing but no later than the sixth anniversary of the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In October 1997, the Company refinanced the mortgage debt secured by the Denver Merchandise Mart in Denver, Colorado for $23.0 million. The Company received net refinancing proceeds of $5.4 million after the payoff of $14.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

Also in October 1997, the Company contributed its Denver Merchandise Mart, a 509,000 square foot merchandise mart in Denver, Colorado, to a limited partnership in exchange for $6.0 million in cash, a 1% managing general partner interest, all of the Class B limited partner units in the partnership and the partnership's assumption of the $23.0 million in mortgage debt secured by the property. The existing general and limited partners converted their interests into Class A limited partner units. The Class A units have an agreed value of $1.00 per unit. The Class A units are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into the Company's Series F Cumulative Convertible Preferred Stock at any time after the first anniversary of the closing but not later than the sixth anniversary of the closing date

In October 1997, the Company purchased Palm Desert land, a 315.2 acre parcel of undeveloped land in Palm Desert, California, for $11.2 million. The Company paid $3.8 million in cash and assumed the existing mortgage of $7.4 million.

Also in October 1997, the Company purchased Thompson land, a 4.0 acre parcel of undeveloped land in Dallas County, Texas, for $869,000 in cash.

In October 1997, the Company purchased Santa Clarita land, a 20.6 acre parcel of undeveloped residential lots in Santa Clarita, California, for $1.3 million in cash.

Also in October 1997, the Company purchased Tomlin land, a 9.2 acre parcel of undeveloped land in Dallas County, Texas, for $1.7 million in cash.

In October 1997, the Company purchased Rasor land, a 378.2 acre parcel of undeveloped land in Plano, Texas, for $14.4 million. The Company paid $1.6 million in cash, obtained additional mortgage financing from the Las Colinas I lender of $3.5 million applied the net proceeds of $3.5 million from the simultaneous $3.8 million sale of an 86.5 acre tract, and exchanged the Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas for the remainder of the purchase price. The Company will recognize a gain of approximately $200,000 on the sale of the 86.5 acre tract.

In October 1997, the Company purchased the Piccadilly Inns, four hotels in Fresno, California, for $33.0 million. The Company issued 1.6 million shares of Series F Cumulative Convertible Preferred Stock having liquidation value of $10.00 per share or total of $16.0 million and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

obtained mortgage financing of $19.8 million. The Company received net financing proceeds of $2.2 million after the payment of various closing costs associated with the financing.

In October 1997, a newly formed partnership, of which the Company is the 1% general partner and 99% Class B limited partner, purchased a 15.8 acre parcel of undeveloped land in Tarrant County, Texas, for $4.5 million. The partnership paid $800,000 in cash, assumed $2.5 million of mortgage debt and issued 1.1 million Class A limited partner units, with an agreed value of $1.00 per unit, in the newly formed partnership. The Class A units may be exchanged for either shares of the Company's Series G Cumulative Convertible Preferred Stock on or after the second anniversary of the closing date at a rate of one share for each 100 Class A units exchanged or shares of the Company's Common Stock only on or after the third anniversary of the closing date.

The Company expects that funds from existing cash resources, collections on mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable and to the extent necessary, borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that financing sources are available, the Company will continue to make investments in real estate, primarily investments in partially developed and/or undeveloped land, continue making additional investments in real estate entities and marketable equity securities and fund or acquire mortgage notes.

Notes Receivable. The Company has received $22.9 million in principal payments or sales proceeds on its notes receivable in the nine months ended September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million in cash. The Company received net cash of $6.0 million after the payoff of the loan in the amount of $9.2 million secured by such note receivable.

In September 1997, the Company foreclosed on its $14.6 million junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. The Company acquired the property at foreclosure subject to a first lien mortgage of $11.9 million. The Company incurred no loss on the foreclosure.

Loans Payable. In May 1997, the Company financed 10.6 acres of the BP Las Colinas land for $3.1 million. The note matures in November 1997.

In May 1997, the Company obtained second lien financing of $3.0 million secured by the Pin Oak land. The note matures in December 1997.

In June 1997, the Company obtained second lien financing of $3.0 million secured by the Lewisville land. The loan matures in February 1998.

In June 1997, the Company refinanced the Valwood land for $15.8 million. The Company received net cash of $4.9 million after the payoff of $6.2 million in existing mortgage debt with an additional $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas I land loan. The new loan matures in June 1998.

In July 1997, the Company obtained a third lien financing of $2.0 million secured by the Pin Oak land. The note matures in February 1998.

In September 1997, the Company refinanced the Las Colinas I land Double O tract for $7.3 million. The Company received net cash of $2.0 million after the payoff of $5.0 million in existing mortgage debt. The note matures in October 1998.

Margin debt. The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowing under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 9.0%. Margin borrowing totaled $28.1 million at September 30, 1997.

In August 1996, the Company consolidated its existing NRLP margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of September 30, 1997, 3,349,169 NRLP units with a market value of $74.9 million were pledged as security for such loans. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. The Company received distributions totaling $1.9 million in the first nine months of 1997 from the REITs and NRLP.

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

Commitments and Contingencies

In January 1995, NRLP, Syntek Asset Management, L.P. ("SAMLP") and the NRLP oversight committee and William H. Elliott executed an Implementation Agreement which provided for the nomination of a successor general partner to succeed SAMLP as general partner of NRLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

and National Operating, L.P. ("NOLP"), the operating partnership of NRLP and for the resolution of all related matters under the 1990 settlement of a class action lawsuit. On February 20, 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

In September 1996, the Judge appointed to supervise the class action settlement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the original class members. A notice was sent to all class members and unitholders in April 1997 and a hearing was held on June 27, 1997. On September 8, 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Amended and Restated Implementation Agreement.

As a result of the Statement of Decision, the original class action settlement shall remain in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided. SAMLP and the NRLP oversight committee are considering alternative methods to implement the election of a successor general partner as required under the original class action settlement.

On September 26, 1997, one of the original class action defendants, Robert A. McNeil, filed motions to (i) be installed as receiver for NRLP and (ii) disband the NRLP oversight committee. As of November 10, 1997, a hearing on the motions had not been set.

Results of Operations

For the three months ended September 30, 1997, the Company reported a net loss of $6.2 million, compared to net income of $770,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported a net loss of $3.4 million compared with a net loss of $1.6 million for the nine months ended September 30, 1996. The primary factors contributing to the Company's operating results are discussed in the following paragraphs.

Sales and cost of sales for the three and nine months ended September 30, 1997 relate to the operations of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Rents increased from $5.3 million and $14.7 million for the three and nine months ended September 30, 1996 to $7.8 million and $18.7 million for the three and nine months ended September 30, 1997. The increases are principally due to increased rents at the Company's commercial properties and increased rents and occupancy at the Company's hotels. One of the Company's hotels, the Best Western Oceanside, was purchased in December 1996.

Interest income from mortgage notes receivable decreased from $1.1 million and $3.4 million for the three and nine months ended September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

30, 1996 to $471,000 and $2.7 million for the three and nine months ended September 30, 1997. The decreases are due to the collection of $6.0 million in principal payments on mortgage notes receivable, in the nine months ended September 30, 1997, the sale of the $1.7 million note receivable secured by land in Osceola, Florida, the $16.3 million mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada and the foreclosure of the $14.6 million mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." Interest income for the remainder of 1997 is expected to approximate that of the third quarter of 1997.

Other income decreased from income of $824,000 for the three months ended September 30, 1996 to a loss of $1.8 million for the three months ended September 30, 1997 and decreased from income of $1.3 million for the nine months ended September 30, 1996 to a loss of $117,000 for the nine months ended September 30, 1997. The decreases are primarily due to a $2.1 million and a $1.6 million increase in unrealized losses offset by on trading portfolio securities and decreases of $688,000 and $133,000 in realized losses incurred on the sale of trading portfolio securities.

Property operating expenses increased from $3.6 million and $11.2 million for the three and nine months ended September 30, 1996 to $5.0 million and $13.5 million for the three and nine months ended September 30, 1997. The increases are primarily due to the acquisition of the Best Western Oceanside Hotel in 1996 and taxes and property maintenance costs associated with the Company's land parcels. These costs are expected to continue to increase as the Company acquires additional properties.

Interest expense increased from $4.2 million and $10.7 million for the three and nine months ended September 30, 1996 to $5.0 million and $13.5 million for the three and nine months ended September 30, 1997. The increases are primarily due to the debt incurred related to the acquisition of 14 parcels of land and the Best Western Oceanside Hotel subsequent to September 1996. These increases were offset in part by a decrease of $969,000 due to the sale of 40.2 acres of the BP Las Colinas land parcels in February 1997. Interest expense is expected to increase as the Company continues to acquire properties on a leveraged basis.

Advisory and mortgage servicing fees increased from $392,000 and $1.1 million for the three and nine months ended September 30, 1996 to $630,000 and $1.6 million for the three and nine months ended September 30, 1997. These increases are primarily attributable to the increase in the Company's gross assets, the basis for such fee. Such fee is expected to increase as the Company continues to acquire additional properties.

General and administrative expenses increased from $618,000 and $1.9 million for the three and nine months ended September 30, 1996 to $2.3 million and $4.7 million for the three and nine months ended September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

30, 1997. The increase is primarily attributable to legal fees and travel expenses incurred in 1997 relating to pending acquisitions and refinancings, increases in advisor cost reimbursements, and the inclusion of the general and administrative expenses of PWSI. See NOTE
8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Depreciation and amortization expense increased from $429,000 and $1.1 million for the three and nine months ended September 30, 1996 to the $755,000 and $1.9 million for the three and nine months ended September 30, 1997. These increases are primarily due to the purchase of Best Western Oceanside Hotel in December 1996. Depreciation and amortization for the remainder of 1997 is expected to be higher than in the third quarter of 1997 due to the recent purchase of the Piccadilly Inns and the Collection retail and commercial center.

Incentive compensation for the nine months ended September 30, 1997 was $299,000. Incentive compensation relates to the deferred gain recognition on the sale of Porticos Apartments. See NOTE 4. "REAL ESTATE."

Equity in income of investees was income of $604,000 and $1.5 million for the three and nine months ended September 30, 1996 compared to a loss of $145,000 and income of $5.0 million for the three and nine months ended September 30, 1997. The nine month improvement in equity income is attributable in part to an increase in the combined operating income of REITs and NRLP. Such improvement is generally attributable to improved occupancy and increased rental rates. The remainder of the improvement is due to gains on sale of real estate. See NOTE
5. "INVESTMENT IN EQUITY INVESTEES."

Gains on sale of real estate were $3.3 million and $11.4 million for the three and nine months ended September 30, 1997 compared to $2.0 million and $3.1 million for the three and nine months ended September 30, 1996. In June 1997, the Company recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments and a $216,000 gain on the sale of the Kamperman land. In April 1997, a gain of $668,000 was recognized on the sale of a 3.1 acre tract of Las Colinas I land. In February 1997, a gain of $3.4 million was recognized on the sale of a 40.2 acre tract of BP Las Colinas land, a gain of $171,000 on the sale of Osceola mortgage note receivable and a gain of $676,000 on the sale of a 3.0 acre tract of Las Colinas I land. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE." In September 1997, a gain of $578,000 was recognized on the sale of a 2.6 acre tract of Las Colinas I land, a $481,000 gain on the sale of the Mopac Building and a $771,000 gain on the sale of a 3.9 acre tract of Las Colinas I land. For the three months ended September 30, 1996, the Company recognized a $2.0 million gain on the sale of a
32.3 acre parcel of the Las Colinas I land, and a $13,000 gain on the sale of four residential lots. The first nine months of 1996 includes an additional $1.1 million gain on the sale of a 4.6 acre parcel in Las Colinas I land, a $44,000 gain on the sale of a parcel of land in Midland, Michigan and an $11,000 gain on the sale of eight residential lots.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Company reported extraordinary gains of $121,000 and $381,000 for the three and nine months ended September 30, 1996. The extraordinary gain for the three months ended September 30, 1996 represents the Company's share of its equity investees' extraordinary gain from the early payoff of debt. The first nine months of 1996 includes an additional extraordinary gain of $13,000 which represents the Company's share of an equity investee's extraordinary gain from the early payoff of debt and $247,000 represents the Company's share of an equity investee's extraordinary gain relating to an insurance settlement from a fire loss.

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


                         -----------------------------


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

See NOTE 11. "PREFERRED STOCK" of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in
PART I for information regarding the issuance of securities and related transactions thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number                                Description
--------                              -----------

  3.0 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock or Series F 10% Cumulative Convertible Preferred Stock, dated August 13, 1997.

 27.0          Financial Data Schedule, filed herewith.

(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated October 16, 1997, was filed with respect to Item 2. "Acquisitions and Dispositions of Assets," and Item
         7. "Financial Statements and Exhibits," which reports the acquisition of the Collection and Piccadilly Inns.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN REALTY TRUST, INC.






Date:    November 14, 1997                  By:  /s/ Karl L. Blaha
     -------------------------                 --------------------------------
                                                Karl L. Blaha
                                                President






Date:    November 14, 1997                  By:  /s/ Thomas A. Holland
     -------------------------                 --------------------------------
                                                Thomas A. Holland
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1997





Exhibit                                                                   Page
Number                              Description                          Number
------   -------------------------------------------------------------   ------

  3.0    Articles of Amendment of the Articles of Incorporation of        41
         American Realty Trust, Inc. setting forth the Certificate of
         Designations, Preferences and Relative Participating or
         Optional or Other Special Rights, and Qualifications,
         Limitations or Restrictions thereof of Special Stock of
         Series F 10% Cumulative Convertible Preferred Stock dated
         August 13, 1997.

 27.0    Financial Data Schedule                                          54

