Form 10-Q/A
period 1997-09-30
AMERICAN REALTY TRUST INC
filed 1997-11-20
CIK 827165

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     11,975,921
-----------------------------         ---------------------------------
          (Class)                     (Outstanding at October 31, 1997)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997 as follows:


Cover Page:   Corrects number of shares outstanding.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN REALTY TRUST, INC.






Date:    November 20, 1997                  By:  /s/ Karl L. Blaha
     -------------------------                 --------------------------------
                                                Karl L. Blaha
                                                President






Date:    November 20, 1997                  By:  /s/ Thomas A. Holland
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