Form 10-Q/A
period 1997-09-30
AMERICAN REALTY TRUST INC
filed 1998-01-20
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                  FORM 10-Q/A
                                AMENDMENT NO. 3



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
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                    10,711,921
----------------------------         ---------------------------------
          (Class)                     (Outstanding at October 31, 1997)

This Form 10-Q/A Amendment No. 3 amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997 as follows:


ITEM 1.  FINANCIAL STATEMENTS - Note 11.  Preferred Stock - page 22.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 8.      ACQUISITION OF PIZZA WORLD SUPREME, INC. (Continued)

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

NOTE 11.     PREFERRED STOCK


In August 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, and a liquidation value of $10.00 per share out of the 7,500,000 shares authorized. Dividends are payable at a rate of $1.00 per year or $.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company accruing cumulatively from August 16, 1998 and commencing on October 15, 1998. The Series F Preferred Stock may be converted into Common Stock of the Company at 90% of the market value of the Company's Common Stock after August 15, 2003.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMERICAN REALTY TRUST, INC.





Date:    January 20, 1998                      By:  /s/ Karl L. Blaha
     -------------------------                     -----------------------------
                                                    Karl L. Blaha
                                                    President





Date:    January 20, 1998                      By:  /s/ Thomas A. Holland
     -------------------------                     ----------------------------
                                                    Thomas A. Holland
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)