Form 10-K405
period 1997-12-31
AMERICAN REALTY TRUST INC
filed 1998-03-30
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998, the Registrant had 10,711,921 shares of Common Stock outstanding. Of the total shares outstanding 3,933,513 were held by other than those who may be deemed to be affiliates, for an aggregate value of $57,528,000 based on the closing price on the New York Stock Exchange on March 6, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

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

                                   INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                           Page
                                     PART I                                ----
Item 1      Business ....................................................    3

Item 2      Properties ..................................................    8

Item 3      Legal Proceedings ...........................................   40

Item 4      Submission of Matters to a Vote of Security
              Holders....................................................   40

                                     PART II

Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters................................   40

Item 6      Selected Financial Data .....................................   44

Item 7      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   45

Item 8      Consolidated Financial Statements and
             Supplementary Data..........................................   56

Item 9      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................  108

                                    PART III

Item 10     Directors, Executive Officers and Advisor of the
              Registrant.................................................  108

Item 11     Executive Compensation ......................................  117

Item 12     Security Ownership of Certain Beneficial Owners
             and Management..............................................  119

Item 13     Certain Relationships and Related Transactions ..............  120

                                     PART IV

Item 14     Exhibits, Financial Statements, Schedules
              and Reports on Form 8-K....................................  125

Signature Page...........................................................  129

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

The Company through a wholly owned subsidiary, Pizza World Supreme, Inc. ("PWSI"), also operates and franchises pizza parlors featuring pizza delivery, carry-out and dine-in under the trademark "Me-N-Ed's" in California and Texas. The first Me-N-Ed's pizza parlor opened in 1962. At December 31, 1997, there were 54 Me-N-Ed's pizza parlors in operation, consisting of 48 owned and 6 franchised pizza parlors, 6 of the owned pizza parlors were in Texas and the remainder in California.

In April 1996, a newly formed subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of PWSI, which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company held negotiations with underwriters to take such subsidiary public. The Company believed that such option would be exercised and it further believed, that the subsidiary would become publicly held approximately one year from its date of acquisition. Accordingly, the Company believed its control of such subsidiary was temporary and therefore accounted for such subsidiary under the equity method through April 1997. In May 1997, the Company acquired the remaining 20% of PWSI for $5.0 million and discontinued equity accounting.

The Company's businesses are not seasonal. With regard to real estate investments, the Company is seeking both current income and capital appreciation. The Company's plan of operation is to continue to the extent its liquidity permits, to make equity investments in income producing real estate such as apartment complexes and commercial properties or equity securities of real estate-related entities. The Company also intends to pursue higher risk, higher reward investments, such as developed, partially developed and undeveloped land where it can obtain financing of substantially all of a property's purchase price. The Company intends to seek selected dispositions of certain of its assets, in particular certain of its land holdings, where the prices obtainable for such assets justify their disposition. The Company intends to continue to service and hold for investment its mortgage notes. The Company also intends to pursue its rights vigorously with respect to mortgage notes receivable that are in default.

The Company's Board of Directors has broad authority under the Company's governing documents to make all types of investments, to include but not limited to, real estate investments, investments in mortgage loans, partnerships and joint venture development projects, as well as investments in the securities of other entities, whether or not such entities are engaged in real estate related activities.

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

The specific composition of the Company's real estate and mortgage notes receivable portfolios will depend largely on the judgment of the Company's management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. The Company's management intends to attempt to maintain real estate and mortgage notes receivable portfolios diversified by location and type of property.

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

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company until June 4, 1996, is also a director of BCM and a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. As of March 6, 1998, BCM owned 5,261,824 shares of the Company's Common Stock, approximately 49.1% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM has been providing advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORI and TCI. Karl L. Blaha, Randall M. Paulson, Bruce A. Endendyk and Thomas A. Holland, executive officers of the Company, are also executive officers of CMET, IORI and TCI. Oscar W. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997. Randall M. Paulson, Executive Vice President of the Company, serves as President and sole director of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Mr. Phillips is also a general partner of SAMLP and served as a director and Chief Executive Officer of SAMI until May 15, 1996. SAMI is a company owned by BCM. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, office buildings and the Denver Merchandise Mart to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Affiliates of the Advisor are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees itself, but PWSI has 839 employees. Employees of the Advisor render services to the Company.

Competition

Real Estate. The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon market served, i.e., transient, commercial or group users. The Company's management believes that general economic circumstances and trends and the development of new or renovated properties in the vicinity of each of the Company's properties, in particular its developed, partially developed and undeveloped land, are also competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell their properties in areas in which the Company's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions," Messrs. Blaha, Paulson, Endendyk and Holland, executive officers of the Company, also serve as executive officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Company's officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the executive officers and Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth quakes, hurricanes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions, in particular developed, partially developed and undeveloped land, and mortgage lending are concentrated in any particular region the advantages of geographic diversification are mitigated.

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

Pizza Parlors. The pizza parlor business is also highly competitive and is affected by changes in consumer tastes and eating habits, as well as national, regional, and local economic conditions, and demographic trends. The performance of an individual pizza parlor can be affected by changes in traffic patterns, demographics, and the type, number and location of competing restaurants.

The quick-service restaurant industry is extremely competitive with respect to price, service, location, and food quality. PWSI and its franchisees compete with a variety of other restaurants in the quick- service restaurant industry, including those that offer dine-in, carryout, and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains, and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing, and other resources than PWSI and its franchisees. PWSI competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

PWSI's success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on PWSI's operations. Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies, and maintaining relationships with franchisees.

At December 31, 1997, PWSI owned and operated 48 and franchised 6 pizza parlors. Consequently, the results achieved by PWSI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of PWSI's relatively small pizza parlor base, an unsuccessful new pizza parlor could have a more significant effect on PWSI's results of operations than would be the case in a company owning more pizza parlors.

PWSI's existing pizza parlors, both owned and franchised, are located either in California (48) or in Texas (6). Accordingly, PWSI's results of operations may be affected by economic or other conditions in these regions. Also, given PWSI's present geographic concentration, publicity relating to PWSI's pizza parlors could have a more pronounced effect on PWSI's overall sales than might be the case if PWSI's pizza parlors were more broadly dispersed.

All of the PWSI owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent and additional rental payments if sales volumes exceed specified amounts. There can be no assurance that PWSI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms.

ITEM 2.        PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1997 are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

At December 31, 1997, no single asset of the Company accounted for 10% or more of its total assets. At December 31, 1997, 69.7% of the Company's assets consisted of real estate, 5.9% consisted of notes and interest receivable, 10.6% consisted of investments in the equity securities of CMET, IORI, TCI and NRLP and 5.0% consisted of pizza parlor equipment and related goodwill. The remaining 8.8% of the Company's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

At December 31, 1997, the Company's real estate was located in the Midwest, Southwest, Mountain, Pacific and Southeast regions of the continental United States, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in various geographic regions of the continental United States, with a concentration in the Mountain region, as shown more specifically in the table under "Mortgage Loans" below.






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

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has two hotels in this region.

     Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has two commercial properties in this region.

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has one commercial property and one hotel in this region.

     Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has two commercial properties and one hotel in this region.

     Pacific region comprised of the states of California, Oregon and Washington. The Company has four hotels in this region.

Excluded from the above are 42 parcels of developed, partially developed and undeveloped land and a single family residence in Dallas, Texas as described below.

Real Estate

At December 31, 1997, 80% of the Company's assets were invested in real estate and the equity securities of real estate entities. The Company has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of CMET, IORI, TCI and NRLP.

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

Although the Company has typically invested in developed real estate, the Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, such as One Hickory Center described below, the Company will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 1997, the Company had under construction One Hickory Center, a 102,615 square foot office building in Farmers Branch, Texas. The Company expects to expend approximately $4.5 million in 1998 to complete construction and an additional $750,000 for tenant improvements.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's owned real estate (excluding the 42 parcels of developed, partially developed and undeveloped land, and a single family residence, described below) at December 31, 1997.

                                     Commercial
      Region                         Properties            Hotels
     --------                        ----------            ------
     Midwest...............              8.99%              13.90%
     Mountain..............             82.40               11.42
     Pacific...............               --                45.89
     Southwest.............              8.61                 --
     Southeast.............               --                28.79
                                       ------              ------
                                       100.00%             100.00%

The foregoing table is based solely on the commercial square footage and hotel rooms owned by the Company, and does not reflect the value of the Company's investment in each region. Excluded from the above table are a single family residence in Dallas, Texas and 42 parcels of developed, partially developed and undeveloped land consisting of: 1 developed residential lot in a residential subdivision in Fort Worth, Texas; 2 parcels of partially developed land in Las Colinas, Texas, totaling 59.2 acres; 3.5 acres of undeveloped land in downtown Atlanta, Georgia; 410.7 acres of partially developed land in Denver, Colorado; 2 parcels of partially developed land in Dallas County, Texas, totaling 290.4 acres; 78.4 acres of partially developed land in Lewisville, Texas; 2 parcels of partially developed land in Irving, Texas, totaling 335.2 acres; 420.0 acres of undeveloped land in Duchense, Utah; 82.4 acres of undeveloped land in Oceanside, California; 3 parcels of undeveloped land in Tarrant County, Texas, totaling 1,373.6 acres; 130.6 acres of undeveloped land in Harris County, Texas; 9 parcels of undeveloped land in Collin County, Texas, totaling 638.2 acres; 6 parcels of undeveloped land in Framers Branch, Texas, totaling 88.6 acres; 2 parcels of undeveloped land in Plano, Texas, totaling 352.2 acres; 1,448 acres of undeveloped land in Austin, Texas; 315.2 acres of undeveloped land in Palm Desert, California; 20.6 acres of undeveloped land in Santa Clarita, California; and 7 additional parcels of land totaling approximately 114.5 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of the activity in the Company's owned real estate portfolio during 1997 is as follows:


     Owned properties in real estate portfolio at January 1,
        1997.........................................................    26*
     Properties purchased............................................    32
     Property obtained through foreclosure...........................     1
     Properties sold.................................................     3
                                                                         --
     Owned properties in real estate portfolio at
        December 31, 1997............................................    56*
                                                                         ==

----------------------------------------

* Includes a residential subdivision with 22 developed residential lots at January 1, 1997, and 1 developed residential lot at December 31, 1997.

Properties Held for Investment. Set forth below are the Company's properties held for investment and the average annual rental rate for commercial properties and the average daily room rate for hotels and occupancy thereof at December 31, 1997, 1996 and 1995 for commercial properties and average occupancy during 1997, 1996 and 1995 for hotels:

                                                                         Rent Per Square Foot
                                                                           Average Room Rate           Occupancy %
                                                 Square Footage/       ------------------------   ----------------------
    Property                Location                  Rooms             1997     1996     1995     1997    1996    1995
-----------------        --------------          ---------------       ------   ------   ------   ------  ------  ------
Office Building
----------------
Rosedale Towers          Minneapolis, MN            84,798 Sq.Ft.      $15.03   $14.88    $13.16    93      91       90

Shopping Center
----------------
Collection               Denver, CO                267,812 Sq.Ft.        9.46      *         *      82      *        *
Oaktree Village          Lubbock, TX                45,623 Sq.Ft.        8.17     7.98      7.34    90      89       91
Preston Square           Dallas, TX                 35,508 Sq.Ft.       15.26      *         *      92      *        *

Merchandise Mart
----------------
Denver Mart              Denver, CO                509,008 Sq.Ft.       14.75    15.33     14.53    93      95       96

Hotels
----------------
Best Western             Virginia Beach, VA            110 Rooms        90.44    41.11       *       60     42       *
 Oceanside
Inn at the Mart          Denver, CO                    161 Rooms        53.15    46.66     44.69     53     36       40
Kansas City
 Holiday Inn             Kansas City, MO               196 Rooms        70.73    66.46     61.66     77     79       75

ITEM 2.           PROPERTIES (Continued)

                                                                     Rent Per Square Foot
                                                                       Average Room Rate            Occupancy %
                                                 Square Footage/   --------------------------  -----------------------
    Property                  Location                Rooms         1997      1996      1995    1997    1996    1995
-----------------          --------------        ---------------   ------    ------    ------  ------  ------  ------
Hotels - Continued
------
Piccadilly Airport         Fresno, CA              185 Rooms        62.98      *         *       50       *       *
Piccadilly Chateau         Fresno, CA               78 Rooms        50.86      *         *       49       *       *
Piccadilly Shaw            Fresno, CA              194 Rooms        64.07      *         *       62       *       *
Piccadilly
 University                Fresno, CA              190 Rooms       $62.22      *         *       49       *       *
Williamsburg
  Hospitality House        Williamsburg, VA        296 Rooms        81.87      *         *       60       *       *

Single Family Residence
-----------------------
Tavel Circle               Dallas, TX            2,271 Sq.Ft.

----------------------------

*  Property was acquired in 1997 or 1996.

Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In September 1997, the Company purchased the Collection, a 267,812 square foot retail and commercial center in Denver, Colorado, for $19.5 million. The Company paid $791,000 in cash and assumed existing mortgages totaling $14.7 million, and issued 400,000 shares of the Company's Series F Cumulative Convertible Preferred Stock. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." A first mortgage in the amount of $14.2 million bears interest at 8.64% per annum, requires monthly principal and interest payments of $116,000 and matures in May 2017. A second lien mortgage in the amount of $580,000 bears interest at 7% per annum until April 2001, 7.5% per annum from May 2001 to April 2006, and 8% per annum from May 2006 to May 2010, requires monthly principal and interest payments of $3,000 and matures in May 2010. The Company paid a real estate brokerage commission of $646,000 to Carmel Realty based on the $19.5 million purchase price of the property.

In October 1997, the Company contributed the Denver Merchandise Mart in Denver, Colorado, to a limited partnership in exchange for $6.0 million in cash, a 1% managing general partner interest in the partnership, all of the Class B limited partner units in the partnership and the partnership's assumption of the $23.0 million in mortgage debt secured by such property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 529,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first but not later than the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

Also in October 1997, the Company purchased the Piccadilly Inns, four hotels in Fresno, California, with a total of 697 rooms, for $33.0 million. The Company issued 1.6 million shares of its Series F Cumulative Convertible Preferred Stock for $16.0 million of the purchase price and obtained new mortgage financing of $19.8 million. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." The Company received net financing proceeds of $2.2 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.4% per annum, requires monthly principal and interest payments of $158,000 and matures in November 2012. The Company paid a real estate brokerage commission of $1.1 million to Carmel Realty based on the $33.0 million purchase price of the property.

Further in October 1997, the Company refinanced the Oaktree Village Shopping Center in Lubbock, Texas, for $1.5 million. The Company received no net financing proceeds after the payoff of $1.4 million in existing mortgage debt and the payment of various closing costs associated with the financing. The mortgage bears interest of 8.48% per annum, requires monthly payments of principal and interest of $18,000 and matures in November 2007. The Company paid a mortgage brokerage and equity refinancing fee of $15,000 to BCM based on the new $1.5 million mortgage.

In December 1997, the Company exchanged a 43.0 acre tract of Valley Ranch land for Preston Square, a 35,508 square foot shopping center in Dallas, Texas. In accordance with the provisions of the term loan secured by the Valley Ranch land, the Company paid $2.8 million to the lender in exchange for the lender's release of its collateral interest in such land . Simultaneously, the Company obtained new mortgage financing of $2.5 million secured by the shopping center. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in December 1999. The Company recognized no gain or loss on the exchange. The Company paid a real estate brokerage commission of $76,000 to Carmel Realty based on the $2.5 million purchase price of the property.

Also in December 1997, the Company refinanced the Inn at the Mart in Denver, Colorado, for $4.0 million. The Company received net financing proceeds of $1.4 million, after the payoff of $2.0 million in existing mortgage debt and the payment of various closing costs associated with the financing. The mortgage bears interest at 7.85% per annum, requires monthly payments of principal and interest of $30,000 and matures in January 2013. The Company paid a mortgage brokerage and equity refinancing fee of $40,000 to BCM based on the new $4.2 million mortgage.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices, after the buyer having received a 12% return on its investment. Accordingly, the Company recorded a deferred gain of $5.6 million which was offset against the Company's investment in the partnership. In February 1998, the Company reacquired three of the properties for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages of $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net financing proceeds of $3.9 million after the payoff of $3.7 million in existing mortgage debt and the payment of various costs associated with the financing. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments of a total of $66,000 and mature in February 2008. In addition, the Company received a refund of $230,000 from Carmel Realty, representing the commission the Company had paid in 1994 on the sale of the properties.

Properties Held for Sale. Set forth below are the Company's properties held for sale, consisting of undeveloped, partially developed and developed land:


    Property                  Location              Acres/Lots
--------------------     -------------------       --------------
Atlanta                  Atlanta, GA                   3.5 Acres
Bad Lands                Duchense, Utah              420.0 Acres
BP Las Colinas           Las Colinas, TX              10.6 Acres
Chase Oaks               Plano, TX                    60.5 Acres
Dalho                    Farmers Branch, TX            3.4 Acres
Dowdy                    Collin County, TX           165.0 Acres
Hollywood Casino         Farmers Branch, TX           51.7 Acres
Jeffries Ranch           Oceanside, CA                82.4 Acres
Kamperman                Collin County, TX            29.9 Acres
Katy Road                Harris County, TX           130.6 Acres
Keller                   Tarrant County, TX          811.8 Acres
Lacy Longhorn            Farmers Branch, TX           17.1 Acres
Las Colinas I            Las Colinas, TX              48.6 Acres
LBJ                      Dallas County, TX            10.4 Acres
Lewisville               Lewisville, TX               78.5 Acres
McKinney Corners I       Collin County, TX            30.4 Acres
McKinney Corners II      Collin County, TX           173.9 Acres
McKinney Corners III     Collin County, TX            15.5 Acres
McKinney Corners IV      Collin County, TX            31.3 Acres
McKinney Corners V       Collin County, TX             9.7 Acres
Palm Desert              Palm Desert, CA             315.2 Acres
Pantex                   Collin County, TX           182.5 Acres
Parkfield                Denver, CO                  410.7 Acres
Pioneer Crossings        Austin, TX                1,448.0 Acres
Rasor                    Plano, TX                   291.7 Acres
Rivertrails I            Ft. Worth, TX                 1.0 Lot
Santa Clarita            Santa Clarita, CA            20.6 Acres
Scout                    Tarrant County, TX          546.0 Acres
Stagliano                Farmers Branch, TX            3.2 Acres
Thompson                 Farmers Branch, TX            4.0 Acres
Tomlin                   Farmers Branch, TX            9.2 Acres

    Property                    Location          Acres/Lots
-----------------            --------------      -------------
Valley Ranch                 Irving, TX          335.2 Acres
Valley Ranch III             Irving, TX           12.5 Acres
Valwood                      Dallas, TX          280.0 Acres
Vineyards                    Grapevine, TX        15.8 Acres
Other (7 properties)         Various             114.5 Acres

In January 1997, the Company sold a 3.0 acre tract of the Las Colinas I land parcel in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $676,000 on the sale.

Also in January 1997, the Company purchased Scout land, a 546 acre parcel of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 16% per annum, requires quarterly payments of interest only and matures in January 2000. The Company paid a real estate brokerage commission of $135,000 to Carmel Realty based on the $2.2 million purchase price of the property.

In February 1996, the Company entered into a contract to sell a 72.5 acre tract of the 92.6 acre parcel of BP Las Colinas land in Las Colinas, Texas, for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first sale. In February 1997, the Company completed the second sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net cash proceeds of $6.9 million, $1.5 million was used to payoff the debt secured by the BP Las Colinas land parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on the loan with the same lender, secured by the Parkfield land in Denver, Colorado and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bore interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity in August 1997. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan was paid in full. The loan was collected in full in August 1997 and the additional $800,000 gain was recognized. The Company paid a real estate brokerage commission of $239,000 to Carmel Realty based on the $8.0 million sales price of the property.

In March 1997, the Company purchased Katy Road land, a 130.6 acre parcel of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing for the remaining $4.0 million of the purchase price. The financing bears interest at 9% per annum, requires quarterly payments of interest only and matures in March 2000. The Company paid a real estate brokerage commission of $209,000 to Carmel Realty based on the $5.6 million purchase price of the property.

In April 1997, the Company purchased McKinney Corners I land, a 30.4 acre parcel of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $2.5 million. The mortgage bears interest at 14% per annum, requires monthly payments of interest only and matures in April 1998. The Company paid a real estate brokerage commission of $208,000 to Carmel Realty based on the $3.5 million purchase price of the property.

Also in April 1997, the Company purchased McKinney Corners II land, a 173.9 acre parcel of undeveloped land in Collin County, Texas, for $5.9 million. The Company paid $900,000 in cash and obtained new mortgage financing of $5.0 million as an advance under the term loan from the Las Colinas I lender. The McKinney Corners II land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $343,000 to Carmel Realty based on the $5.9 million purchase price of the property.

Further in April 1997, the Company sold a 3.1 acre tract of the Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the net cash proceeds to make a collateral escrow deposit in accordance with the provisions of the Valley Ranch land term loan. The Company recognized a gain of $668,000 on the sale. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty based on the $1.3 million sales price of the property.

In May 1997, the Company purchased McKinney Corners III land, a 15.5 acre parcel of undeveloped land in Collin County, Texas, for $896,000 in cash. The Company paid a real estate brokerage commission of $54,000 to Carmel Realty based on the $896,000 purchase price of the property.

Also in May 1997, the Company purchased Lacy Longhorn land, a 17.1 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash with the seller providing purchase money financing of the remaining $1.6 million of the purchase price. The financing bore interest at 10% per annum, required monthly principal and interest payments of $400,000 and matured in October 1997. The loan was paid off at maturity. The Company paid a real estate brokerage commission of $105,000 to Carmel Realty based on the $1.8 million purchase price of the property.

Further in May 1997, the Company purchased Chase Oaks land, a 60.5 acre parcel of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price. The financing bears interest at 18% per annum, requires monthly payments of interest only and matures in May 2000. The Company paid a real estate brokerage commission of $250,000 to Carmel Realty based on the $4.2 million purchase price of the property.

In May 1997, the Company purchased Pioneer Crossing land, a 1,448 acre parcel of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash with the seller providing purchase money financing of the remaining $16.1 million of the purchase price. The financing bears interest at 9.5% per annum, requires monthly payments of interest only and matures in May 2001. The Company paid a real estate brokerage commission of $675,000 to Carmel Realty based on the $21.5 million purchase price of the property.

Also in May 1997, the Company financed a previously unencumbered 10.6 acre tract of the BP Las Colinas land for $3.1 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in December 1999.

Further in May 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Pin Oak land, from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The mortgage bears interest at 12.5% per annum compounded monthly, and matures in February 1999. In January 1998, the Palm Desert land was substituted for the Pin Oak land as collateral for the mortgage.

In June 1997, the Company purchased Kamperman land, a 129.6 acre parcel of undeveloped land in Collin County, Texas, for $5.0 million in cash. The Company simultaneously sold a 99.7 acre tract for $4.5 million in cash. The Company recognized a gain of $215,000 on the sale. The Company paid a real estate brokerage commission of $152,000 to Carmel Realty based on the $5.0 million purchase price of the property and $135,000 real estate brokerage commission to Carmel Realty based on the $4.5 million sales price of the 99.7 tract.

Also in June 1997, the Company purchased Keller land, a 811.8 acre parcel of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained new mortgage financing of $4.0 million. The mortgage bears interest at 12.95% per annum, requires monthly payments of interest only and matures in June 1998. The Company paid a real estate brokerage commission of $280,000 to Carmel Realty based on the $6.3 million purchase price of the property.

Further in June 1997, the Company purchased McKinney Corners IV land, a 31.3 acre parcel of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained new mortgage financing of $2.0 million, as an advance under the term loan from the Las Colinas I lender. The McKinney Corners IV land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $151,000 to Carmel Realty based on the $2.4 million purchase price of the property.

In June 1997, the Company purchased Pantex land, a 182.5 acre parcel of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash with the seller providing purchase money financing of the remaining $4.5 million of the purchase price. The financing bears interest at 10.5% per annum, requires semiannual payments of interest only and matures in December 2000. The Company paid a real estate brokerage commission of $321,000 to Carmel Realty based on the $5.4 million purchase price of the property.

Also in June 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Lewisville land, from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The mortgage bears interest at 12.5% per annum, compounded monthly and matures in February 1999.

Further in June 1997, the Company refinanced the Valwood land for $15.8 million. The mortgage bears interest at the prime rate plus 4.5%, currently 13% per annum, requires monthly payments of interest only and matures in June 1998. The Company received net financing proceeds of $4.9 million, after the payoff of $6.2 million in existing mortgage debt secured by the property, an additional $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas I land term loan.

In July 1997, the Company sold a 3.9 acre tract of the Las Colinas I land in Las Colinas, Texas, for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.4 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $771,000 on the sale. The Company paid a real estate brokerage commission of $48,000 to Carmel Realty based on the $1.6 million sales price of the property.

Also in July 1997, the Company purchased Dowdy and McKinney Corners V land, a total of 174.7 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained new mortgage financing of $3.3 million as an advance under the term loan from the Las Colinas I lender. The Dowdy, McKinney Corners V and McKinney Corners III land were added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $173,000 to Carmel Realty based on the $2.9 million purchase price of the properties.

Further in July 1997, the Company purchased Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million. The mortgage bears interest at 8.5% per annum, requires quarterly payments of interest only and matures in March 2002. The Company paid a real estate brokerage commission of $224,000 to Carmel Realty based on the $5.8 million purchase price of the property.

In July 1997, the Company purchased LBJ land, a 10.4 acre parcel of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash with the seller providing purchase money financing of the remaining $2.0 million of the purchase price. The financing bears interest at 18% per annum, requires quarterly payments of interest only and matures in March 1998. The Company paid a real estate brokerage commission of $141,000 to Carmel Realty based on the $2.3 million purchase price.

Also in July 1997, the Company obtained a third lien mortgage of $2.0 million secured by the Pin Oak land, from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The mortgage bore interest at 12.5% per annum, compounded monthly and matured in February 1998. the mortgage was paid in full in January 1998.

In September 1997, the Company sold the Mopac Building, a 400,000 square foot office building, in St. Louis, Missouri, for $1.0 million in cash. The Company received net cash of $1.0 million after the payment of various closing costs associated with the sale. In accordance with the provisions of the Las Colinas I term loan, the Company applied $350,000 of the net cash received to paydown the term loan in exchange for the lender's release of its collateral interest in the property. The Company recognized a gain of $481,000 on the sale.

Also in September 1997, the Company sold a 2.6 acre tract of the Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.0 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company paid a real estate brokerage commission of $35,000 to Carmel Realty based on the $1.2 million sales price of the property. The Company recognized a gain of $578,000 on the sale.

Further in September 1997, the Company sold three tracts of Valley Ranch land totaling 24.0 acres, for $1.6 million in cash. The net cash proceeds of $1.2 million were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to the lender in December 1997, in conjunction with the payoff of the loan. The Company paid a real estate brokerage commission of $46,000 to Carmel Realty based on the $1.6 million sales price of the property. The Company recognized a gain of $567,000 on the sale.

In September 1997, the Company refinanced the Las Colinas I land Double O tract for $7.3 million. The Company received net financing proceeds of $2.1 million, after the payoff of existing mortgage debt of $5.0 million and the payment of various closing costs associated with the financing. The new mortgage bears interest at the prime rate plus 4.5%, currently 13% per annum, requires monthly payments of interest only and matures in October 1998. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based on the new $7.3 million mortgage.

In October 1997, the Company contributed its Pioneer Crossing land in Austin, Texas to a limited partnership in exchange for $3.4 million in cash, a 1% managing general partner interest in the partnership and all of the Class B limited partner units in the partnership and the partnership's assumption of the $16.1 million mortgage debt secured by such property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 360,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first but no later than the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

Also in October 1997, the Company purchased Palm Desert land, a 315.2 acre parcel of undeveloped land in Palm Desert, California, for $11.2 million. The Company paid $3.8 million in cash and assumed the existing mortgage of $7.4 million. The mortgage bears interest at 9% per annum, requires monthly principal and interest payments of $76,000 and matures in February 2002. The Company paid a real estate brokerage commission of $396,000 to Carmel Realty based on the $11.2 million purchase price of the property.

Further in October 1997, the Company purchased Thompson land, a 4.0 acre parcel of undeveloped land in Dallas County, Texas, for $869,000 in cash. The Company paid a real estate brokerage commission of $52,000 to Carmel Realty based on the $869,000 purchase price of the property.

In October 1997, the Company purchased Santa Clarita land, a 20.6 acre parcel of undeveloped land, in Santa Clarita, California, for $1.3 million. The Company obtained new mortgage financing of $1.3 million as an advance under the term loan from the Las Colinas I lender. The Santa Clarita land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $78,000 to Carmel Realty based on the $1.3 million purchase price of the property.

Also in October 1997, the Company purchased Tomlin land, a 9.2 acre parcel of undeveloped land in Dallas County, Texas, for $1.7 million in cash. The Company paid a real estate brokerage commission of $100,000 to Carmel Realty based on the $1.7 million purchase price of the property.

Further in October 1997, the Company purchased Rasor land, a 378.2 acre parcel of undeveloped land in Plano, Texas, for $14.4 million. The Company paid $5.1 million in cash, obtained new mortgage financing of $3.5 million as an advance from the Las Colinas I lender, and exchanged its Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for the remainder of the purchase price. The Company simultaneously sold an 86.5 acre tract of Rasor land, for $3.8 million in cash, the Company received net cash of $3.5 million after the payment of various closing costs associated with the sale. The Rasor land was added as additional collateral on the term loan. The Company paid a real estate brokerage commission of $268,000 to Carmel Realty based on the $14.4 million purchase price of the property and a real estate brokerage commission of $115,000 to Carmel Realty based on the $3.8 million sales price of the 86.5 acre tract. The Company recognized a gain of $212,000 on the sale of the 86.5 acre tract.

In October 1997, a newly formed partnership, of which the Company is the general partner and Class B limited partner, purchased the Vineyards land, a
15.8 acre parcel of undeveloped land in Grapevine, Texas, for $4.5 million. The partnership paid $800,000 in cash, assumed the existing mortgage of $2.5 million and issued to the seller 1.1 million Class A limited partner units in the partnership as additional consideration. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be exchanged for either shares of the Company's Series G Cumulative Convertible Preferred Stock on or after the second anniversary of the closing at the rate of one share of Series G Preferred Stock for each 100 Class A unit exchanged, or on or after the third anniversary of the closing date, for shares of the Company's Common Stock. The Class A units are exchangeable for shares of the Company's Common Stock at a rate of $1.00 per Class A unit plus any outstanding preferred return divided by
 .9 times the simple average of the daily closing price of the Company's Common Stock for the 20 days preceding the date of conversion. The mortgage bears interest at 12.95% per annum requires quarterly payments of interest only and matures in June 1998. See ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

Also in October 1997, the Company purchased Dalho land, a 3.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $300,000 in cash. The Company paid a real estate brokerage commission of $18,000 to Carmel Realty based on the $300,000 purchase price of the property.

Further in October 1997, the Company sold a 11.6 acre tract of Valley Ranch land for $1.2 million in cash. The net cash proceeds of $990,000, after the payment of various closing costs associated with the sale, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to lender in December 1997, in conjunction with the payoff of the loan. The Company paid a real estate brokerage commission of $35,000 to Carmel Realty based on the $1.2 million sales price of the property. The Company recognized a gain of $629,000 on the sale.

In October 1997, the Company refinanced the Denver Merchandise Mart for $25.0 million. The Company received net financing proceeds of $10.2 million, after the payoff of $14.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.3% per annum, requires monthly principal and interest payments of $198,000 and matures in October 2012. The Company paid a mortgage and equity refinancing fee of $230,000 to BCM based on the new $25.0 million mortgage.

In November 1997, the Company sold two tracts of Valley Ranch land, totaling 8 acres, for $577,000 in cash. The net cash proceeds of $451,000, after the payment of various closing costs associated with the sale, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to lender in December 1997, in conjunction with the payoff of the loan. The Company paid a real estate brokerage commission of $17,300 to Carmel Realty based on the $577,000 sales price of the property. The Company recognized a gain of $216,000 on the sale.

Also in November 1997, the Company purchased Hollywood Casino land, a 51.7 acre parcel of undeveloped land, in Farmers Branch, Texas, for $11.1 million. The Company paid $3.6 million in cash and obtained new mortgage financing of $7.5 million. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in December 1999. The Company paid a real estate brokerage commission of $394,000 to Carmel Realty based on the $11.1 million purchase price of the property.

Further in November 1997, the Company obtained mortgage financing of $5.4 million secured by 33.9 acres of previously unencumbered Valwood land, Lacy Longhorn land, Thompson land, and Tomlin land. The Company received net financing proceeds of $4.8 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 13.5% per annum, requires monthly payments of principal and interest and matures in November 2007. The Company paid a mortgage brokerage and equity refinancing fee of $54,000 to BCM based on the $5.4 million mortgage.

In December 1997, the Company sold a 5.1 acre tract of Valley Ranch land, for $430,000 in cash. The net cash proceeds of $353,000, after the payment of various closing costs associated with the sale, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to lender in December 1997, in conjunction with the payoff of the loan. The Company paid a real estate brokerage commission of $13,000 to Carmel Realty based on the $430,000 sales price of the property. The Company recognized a gain of $203,000 on the sale.

Also in December 1997, the Company purchased Valley Ranch III land, a 12.5 acre parcel of undeveloped land in Irving, Texas, for $2.1 million. The Company paid $527,000 in cash with the seller providing purchase money financing of the remaining $1.6 million of the purchase price. The financing bears interest at 10.0% per annum, requires the payment of principal and interest at maturity and matures in December 1998. The Company paid a real estate brokerage commission of $126,000 to Carmel Realty based on the $2.1 million purchase price of the property.

Further in December 1997, the Company purchased Stagliano land, a 3.2 acre parcel of undeveloped land in Farmers Branch, Texas, for $500,000 in cash. The Company paid a real estate brokerage commission of $30,000 to Carmel Realty based on the $500,000 purchase price of the property.

In December 1997, the Company sold a 32.0 acre tract of Parkfield land in Denver, Colorado, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.1 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company paid a real estate brokerage commission of $36,000 to Carmel Realty based on the $1.2 million sales price of the property. The Company recognized a gain of $372,000 on the sale.

Also in December 1997, the Company sold two parcels of Valley Ranch land, totaling 25.1 acres, for $3.3 million. The Company received net cash proceeds of $2.1 million and provided an additional $891,000 in purchase money financing. The purchase money financing bore interest at 10.0% per annum and matured in January 1998. The Company received a $624,000 paydown on the purchase money financing in January with the remainder being deferred until a zoning issue is resolved. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $2.1 million to payoff the term loan secured by such parcel, the lender releasing its collateral interest in the remaining Valley Ranch land. The Company paid a real estate brokerage commission of $98,000 to Carmel Realty based on the $3.3 million sales price of the property. The Company recognized a gain of $1.8 million on the sale, and deferred an additional $267,000 until the zoning issue is resolved.

Further in December 1997, the Company sold Park Plaza, a 105,507 square foot shopping center in Manitowoc, Wisconsin, for $4.9 million in cash. The Company received net cash of $1.6 million, after the payoff of $3.1 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $147,000 to Carmel Realty based on the $4.9 million sales price of the property. The Company recognized a gain of $105,000 on the sale.

In December 1997, the Company sold Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash proceeds of $3.5 million, and provided an additional $6.9 million in short term purchase money financing that was paid in full in January 1998. On the payoff of the purchase money financing the Company received net cash of $1.5 million after the payoff of $5.2 million in underlying mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $342,000 to Carmel Realty based on the $11.4 million sales price of the property. The Company recognized a gain of $3.7 million on the sale.

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 9 additional lots were sold for an aggregate gain of $17,000. At December 31, 1997, one lot remained to be sold.

In November 1991, the Company transferred the Porticos Apartments to IORI, an equity investee, in satisfaction of the Company's then $3.6 million obligation to IORI. The Company recorded a deferred gain of $3.0 million on the transfer. In June 1997, IORI sold the property, and accordingly the Company recognized such previously deferred gain.

In January 1998, the Company purchased El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash and assumed the existing mortgage of $164,000, with the seller providing purchase money financing of the remaining $481,000 of the purchase price. The mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The financing bears interest at 8% per annum, requires semiannual principal and interest payments of $67,000 and matures in January 2002. The Company paid a real estate brokerage commission of $57,000 to Carmel Realty based on the $952,000 purchase price of the property.

Also in January 1998, the Company purchased Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash with the seller providing purchase money financing of the remaining $1.5 million of the purchase price. The financing bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000. The Company paid a real estate brokerage commission of $123,000 to Carmel Realty based on the $2.0 million purchase price of the property.

Further in January 1998, the Company purchased JHL Connell land, a 7.7 acre parcel of undeveloped land in Carrollton, Texas, for $1.3 million in cash. The Company paid a real estate brokerage commission of $39,000 to Carmel Realty based on the $1.3 million purchase price of the property.

In February 1998, the Company purchased Scoggins land, a 314.5 acre parcel of undeveloped land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 14% per annum, requires quarterly payments of interest only, requires a principal paydown of $300,000 in May 1998, and matures in February 1999. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty based on the $3.0 million purchase price of the property.

Also in February 1998, the Company purchased Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million. The mortgage bears interest at 18.5% per annum with the principal and interest due at maturity in February 1999. The Company's JHL Connell land is pledged as additional collateral for this loan. The Company paid a real estate brokerage commission of $30,000 to Carmel Realty based on the $1.0 million purchase price.

Further in February 1998, the Company financed the previously unencumbered Kamperman land for $1.6 million. The Company received net financing proceeds of $1.5 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0%, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $16,000 to BCM based on the $1.6 million mortgage.

In February 1998, the Company refinanced the Vineyards land for $3.4 million. The Company received net refinancing proceeds of $2.9 million, after the payoff of existing mortgage debt of $540,000. The note bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $34,000 to BCM based on the new $3.4 million mortgage.

Also in February 1998, the Company financed the unencumbered Valley Ranch land for $4.3 million. The Company received net financing proceeds of $4.1 million after the payment of various closing costs associated with the financing. The note bears interest at 9.0% per annum, requires monthly payments of interest mortgage and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $43,000 to BCM based on the $4.3 million mortgage.

In March 1998, the Company financed the previously unencumbered Stagliano and Dalho land for $800,000 with the lender on the Bonneau land, described above. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is also pledged as additional collateral for this loan. The Company paid a mortgage brokerage and equity refinancing fee of $8,000 to BCM based on the $800,000 mortgage.

Mortgage Loans

In addition to real estate, a substantial portion of the Company's assets have been and are expected to continue to be invested in mortgage notes receivable, principally those secured by income-producing real estate. The Company's mortgage notes receivable consist of first, wraparound, and junior mortgage loans.

Types of Mortgage Activity. In addition to originating its own mortgage loans, the Company may acquire existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes receivable.

Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1997 consisted of office buildings, apartment complexes, shopping centers, single-family residences, hotels and developed land. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of the Company's stockholders.

At December 31, 1997, the obligors on $1.3 million or 4% of the Company's mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $23.2 million or 71% of the Company's mortgage notes receivable portfolio were in default.

The following table sets forth the percentages (based on the outstanding mortgage note balance at December 31, 1997), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable at December 31, 1997. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                         Commercial
  Region                    Apartments   Properties     Total
----------                  ----------   ----------   ----------
Mountain .................     -- %         71.3%         71.3%
Southeast ................     .2             .3            .5
Southwest ................    4.3           23.9          28.2
                              ---           ----        ------
                              4.5%          95.5%        100.0%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1997 is as follows:

     Loans in mortgage notes receivable portfolio at
        January 1, 1997......................................            13*
     Loans funded ...........................................             4
     Loans paid in full......................................             3
     Loans sold..............................................             2
     Loan foreclosed.........................................             1
                                                                       ----
     Loans in mortgage notes receivable portfolio
        at December 31, 1997.................................            11*
                                                                       ====

----------------
* Includes a mortgage note receivable collateralized by three condominium mortgage loans in 1996 and two condominium mortgage loans in 1997.

During 1997, the Company collected $2.6 million in interest and $4.5 million in principal on its mortgage notes receivable and sold two mortgage notes receivable for $17.0 million. The Company plans, for the foreseeable future, to hold, to the extent its liquidity permits, rather than sell in the secondary market, the remainder of the mortgage notes in its portfolio.

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

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1997.

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

The following discussion briefly describes the wraparound mortgage loans funded during 1997 and the events that affected previously funded wraparound mortgage loans during 1997.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997, modification and an additional $2.0 million prior to December 1997. The borrower also pledged 1,500,000 shares of common stock in Crowne Ventures, Inc., as additional collateral. The borrower has not made the required note payments since April 1997, nor the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court allowed the borrower 90 days to submit a reorganization plan and beginning March 2, 1998 required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. If the

Company is allowed to foreclose on the property it does not expect to incur a loss as the fair value of the property exceeds the carrying value of the Company's note receivable.

In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million. The Company received net cash of $5.5 million after the payoff of $9.2 million in underlying debt and the payment of various closing costs associated with the sale. The Company incurred no loss on the sale in excess of the reserve previously established.

In December 1997, the Company sold the Pin Oak land, in conjunction with the sale, as more fully described under "Real Estate," above. The Company provided $6.9 million in short term purchase money financing. The note bore interest at 2% of the unpaid purchase price and matured in January 1998. The note was paid in full at maturity.

Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the note, other collateral and personal guarantees of the borrower.

The following discussion briefly describes the junior mortgage loans funded during 1997 and the events that affected previously funded junior mortgage notes during 1997.

At December 31, 1996, the Company held a junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia, that is subject to a first mortgage of $12.0 million. The Company's junior mortgage had matured April 1, 1996. In September 1997, the Company foreclosed on its $8.9 million junior mortgage. The Company obtained the property through foreclosure subject to the first mortgage of $12.0 million. The Company incurred no loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable and assumed mortgage debt. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

In May 1997, the $3.7 million note receivable secured by an apartment complex in Merrillville, Indiana, owned by a subsidiary of Davister Corp., a general partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock, was paid in full. See ITEM 13. "CERTAIN RELATIONSHIPS AND TRANSACTIONS."

In December 1997, the Company sold 25.1 acres of Valley Ranch land, as more fully described under "Real Estate," above. In conjunction with the sale, the Company provided $891,000 of purchase money financing. The purchase money financing bore interest at 10.0% per annum and matured in January 1998. The Company received a $624,000 paydown on the purchase money financing in January with the remainder being deferred until a zoning issue is resolved.

Investments in Real Estate Investment Trusts and Real Estate
Partnerships

Real estate entities. The Company's investment in real estate entities includes
(i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), CMET, IORI and TCI, (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. Gene E. Phillips, Chairman of the Board and Director of the Company until November 16, 1992, served until May 15, 1996, as a director and Chief Executive Officer of SAMI, a company owned by BCM, which serves as SAMLP's managing general partner. Randall M. Paulson, Executive Vice President of the Company, serves as the sole director and President of SAMI. Mr. Phillips is also a general partner of SAMLP. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

Since acquiring its initial investments in the equity securities of the REITs and NRLP in 1989, the Company has made additional investments in the equity securities of these entities through private and open market purchases. The Company's cost with respect to shares of the REITs at December 31, 1997 totaled $21.6 million, and its cost with respect to units of limited partner interest in NRLP totaled $23.3 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of such equity securities of the REITs and NRLP was $38.3 million at December 31, 1997 and the aggregate market value of such equity securities was $134.6 million. The aggregate investee book value of the equity securities of the REITs and the Company's share of NRLP's revaluation equity based upon the December 31, 1997 financial statements of each such entity was $69.8 million and $198.9 million, respectively. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The Company's Board of Directors has authorized the expenditure by the Company of up to an aggregate of $35.0 million to acquire, in open market purchases, units of NRLP and shares of the REITs, excluding private purchase transactions which were separately authorized. As of December 31, 1997, the Company had expended $4.0 million to acquire units of NRLP and an aggregate of $5.6 million to acquire shares of the REITs, in open market purchases, in accordance with these authorizations. The Company expects to make additional investments in the equity securities of the REITs and NRLP.

At December 31, 1997, SAMLP, the general partner of NRLP and NOLP, owned 26,475 shares of TCI. The Company owns a 96% limited partnership interest in SAMLP which the Company consolidates for financial statement purposes.

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

The purchases of the equity securities of the REITs and NRLP were made for the purpose of investment and were based principally on the opinion of the Company's management that the equity securities of each were and are currently undervalued. The determination by the Company to purchase additional equity securities of the REITs and NRLP is made on an entity-by-entity basis and depends on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of the Company's management regarding the relative attractiveness of alternative investment opportunities. Substantially all of the equity securities of the REITs and NRLP owned by the Company are pledged as collateral for borrowings. Pertinent information regarding the Company's investment in the equity securities of the REITs and NRLP, at December 31, 1997, is summarized below (dollars in thousands):

                 Percentage          Carrying            Equivalent
               of the Company's      Value of             Investee           Market Value
                Ownership at       Investment at        Book Value at      of Investment at
Investee     December 31, 1997   December 31, 1997    December 31, 1997    December 31, 1997
--------     -----------------   -----------------    -----------------    -----------------
NRLP .....         54.4%             $11,479             $      *             $ 83,018
CMET .....         40.6               14,939              35,745                25,733
IORI .....         29.7                3,511               7,439                 5,176
TCI ......         30.6                8,378              26,652                20,664
                                                         -------              --------
                                                         $38,307              $134,591
                                                         =======              ========

---------------------

* At December 31, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $198.9 million. Revaluation equity is defined as the difference between the estimated current value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such real estate as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

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

NRLP. NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to the Partnership shall constitute references to NRLP and NOLP as a unit. The general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP is SAMLP, a Delaware limited partnership. SAMI, a company owned by BCM, is the managing general partner of SAMLP. In November 1992, NOLP transferred 52 apartment complexes and a wraparound mortgage note receivable to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership in which NOLP owns a 99.3% limited partner interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound mortgage note under a new first mortgage in the amount of $223.0 million.

The Company is a limited partner in SAMLP, holding a 96% limited partner interest therein, which the Company consolidates for financial statement purposes. Gene E. Phillips and SAMI are the general partners of SAMLP. At December 31, 1997, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

SAMI, as the managing general partner of SAMLP, has discretion in determining methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets. The Partnership's governing documents place no limitation on the amount of leverage that

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

the Partnership may incur either in the aggregate or with respect to any particular property or other investment. At December 31, 1997, the aggregate loan-to-value ratio of the Partnership's real estate portfolio was 43.4% computed on the basis of the ratio of total property-related debt to aggregate appraised values.

At December 31, 1997, NRLP owned 79 properties located in 22 states. These properties consisted of 66 apartment complexes comprising 16,538 units, five office buildings with an aggregate 367,271 square feet and eight shopping centers with an aggregate of 1.1 million square feet.

For the year ended December 31, 1997, the Partnership reported net income of $8.7 million compared to a net loss of $375,000 for the year ended December 31, 1996. The Partnership had income from operations, prior to gains on sale of real estate of $362,000 for the year ended December 31, 1997 compared to a loss of $436,000 for the year ended December 31, 1996. The improvement in the Partnership's 1997 income from operations is due to an average 3.0% increase in average rental rates at the Partnership's apartment complexes and an average 1.0% increase in rental rates at the Partnership's commercial properties coupled with an average 1.0% increase in occupancy at the Partnership's apartment complexes and an average 3.0% increase at the Partnership's commercial properties.

The Partnership's cash flow from property operations (rents collected less payments for property operations) improved from $43.7 million in 1996 to $49.4 million in 1997. At December 31, 1997, the Partnership had total assets of $279.6 million, which consisted of $211.4 million of real estate held for investment, $25.0 million of notes and interest receivable, $26.0 million of investments in equity securities and other assets and $17.2 million in cash and cash equivalents.

The Partnership has paid quarterly distributions to unitholders since the fourth quarter of 1993. In 1997, the Company received a total of $1.4 million in distributions from the Partnership and accrued an additional $5.5 million that was received in January 1998.

The Partnership, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising out of the formation of the Partnership. An agreement settling such lawsuit (the "Settlement Agreement") for the above mentioned defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of an NRLP oversight committee; the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest; a limitation and deferral or waiver of NRLP's reimbursement to SAMLP of certain future salary costs; a deferral or waiver of certain future compensation to SAMLP; the required distribution to unitholders of all of NRLP's cash from operations in excess of certain renovation costs unless the NRLP oversight committee approves alternative uses for such cash from operations; the issuance of unit purchase warrants to members of the plaintiff class; and the

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

contribution by the then individual general partners of $2.5 million to NRLP over a four-year period. In accordance with the indemnification provisions of SAMLP's agreement of limited partnership, SAMLP agreed to indemnify, the individual general partners, of SAMLP, for the $2.5 million payment to NRLP. The final annual installment of principal and interest was paid by SAMLP in May 1994.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. SAMI, the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at December 31, 1997, before reduction for the principal balance ($4.2 million at December 31, 1997) and accrued interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

In January 1995, NRLP, SAMLP, William H. Elliott and the NRLP oversight committee executed an Implementation Agreement which provided for the nomination of an entity controlled by Mr. Elliott as successor general partner and for the resolution of all related matters under the Settlement Agreement. In February 1996, the parties to the Implementation Agreement executed an Amended and Restated Implementation Agreement.

In September 1996, the Judge appointed to supervise the class action settlement (the "Supervising Judge") entered an order granting tentative approval of the Amended and Restated Implementation Agreement and the form of notice to be sent to the plaintiff class members. In April 1997, the Supervising Judge entered an order amending the September 1996 order, approving the formal notice and setting a hearing on the Amended and Restated Implementation Agreement for June 1997. A notice was sent to all plaintiff class members and NRLP unitholders in April 1997 and the hearing was held in June 1997. In September 1997, the Supervising Judge rendered a Statement of Decision in which he declined to approve the Amended and Restated Implementation Agreement. As a result of the Statement of Decision, the original Settlement Agreement remains in full force and effect and all of the provisions of the Amended and Restated Implementation Agreement have been voided.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

executed an Agreement for Establishment of Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by the Partnership and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Supervising Judge and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the plaintiff class members describing the Resolution Agreement and the business plan.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the NRLP unitholders for a vote.

Upon approval by the NRLP unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the third quarter of 1998.

SAMLP has agreed to waive its rights under the Settlement Agreement to receive any payment from the Partnership of the fees it is entitled to receive upon the election of a successor general partner. As of December 31, 1997, these fees were calculated to be $49.6 million.

Upon final approval by the Supervising Judge, the Partnership will transfer $1.9 million in cash and five shopping centers to the new entity which will be owned by the plaintiff class members and managed for their benefit by a court approved board. This fund is being established in order to provide additional benefits to the plaintiff class members.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the fund for the benefit of the plaintiff class members, the original Settlement Agreement and the NRLP oversight committee shall be terminated.

In September 1997, one of the original class action defendants, Robert A. McNeil, filed motions to (i) be installed as receiver for the Partnership and
(ii) disband the NRLP oversight committee. A hearing on the motion was set for February 5, 1998. However, the Supervising Judge continued the hearing to April 24, 1998.

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

CMET. CMET is a California business trust which was organized on August 27, 1980 and commenced operations on December 3, 1980. CMET's primary business is investing in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage notes. CMET holds equity investments in apartment complexes and commercial properties (office buildings, industrial warehouses and shopping centers) throughout the continental United States. CMET's apartment complexes and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. At December 31, 1997, CMET owned 57 income producing properties located in 14 states consisting of 34 apartment complexes comprising of 6,173 units, ten office buildings with an aggregate of 1.2 million square feet, 11 industrial warehouses with an aggregate of 1.6 million square feet and two shopping centers with an aggregate of 247,196 square feet. CMET also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States, with a concentration in the Southeast and Southwest regions.

For the year ended December 31, 1997, CMET reported a net income of $4.2 million as compared with a net income of $8.7 million for the year ended December 31, 1996. CMET's 1997 net income includes gains on the sale of real estate of $8.2 million, where as its 1996 net income included gains on the sale of real estate and marketable equity securities of $10.1 million and an extraordinary gain of $812,000. CMET's cash flow from property operations improved from $19.3 million in 1996 to $23.7 million in 1997. At December 31, 1997, CMET had total assets of $299.4 million, which consisted of $250.1 million of real estate held for investment, $11.6 million of real estate held for sale, $3.6 million of notes and interest receivable, $31.0 million of investments in partnerships and other assets and $3.1 million in cash and cash equivalents.

CMET has paid quarterly distributions since the first quarter of 1993. The Company received a total of $885,000 in distributions from CMET in 1997.

IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984 as a California business trust and commenced operations on April 10, 1985. Like CMET, IORI's primary business is investing in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage notes. IORI holds equity investments in apartment complexes and commercial properties (office buildings) in the Pacific, Southeast, Southwest, and Midwest regions of the continental United States. At December 31, 1997, IORI owned 14 income producing properties located in five states. These properties consisted of four apartment complexes comprising 654 units and ten office buildings with an aggregate of 611,009 square feet. IORI holds one mortgage note receivable which is secured by a shopping center in the Midwest region.

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

For the year ended December 31, 1997, IORI reported net income of $3.3 million as compared with a net loss of $568,000 for the year ended December 31, 1996. IORI's net income in 1997, is attributable to $4.0 million of gains on sale of real estate. IORI's cash flow from property operations increased to $6.5 million in 1997 from $3.5 million in 1996. At December 31, 1997, IORI had total assets of $90.3 million, which consisted of $81.9 million in real estate held for investment, $2.0 million in notes and interest receivable, $5.3 million in investments in partnerships and other assets and $1.1 million in cash and cash equivalents.

IORI has paid quarterly dividends since the first quarter of 1993. The Company received a total of $184,000 in dividends from IORI in 1997.

TCI. TCI is a Nevada corporation which was originally organized on September 6, 1983, as a California business trust, and commenced operations on January 31, 1984. TCI also has investment policies similar to those of CMET and IORI. TCI holds equity investments in a hotel, apartment complexes and commercial properties (office buildings, industrial warehouses and shopping centers) throughout the continental United States with a concentration in the Northeast, Southeast and Southwest regions. AT December 31, 1997, TCI owned 56 income producing properties located in 14 states. These properties consisted of 28 apartment complexes comprising 5,174 units, 14 office buildings with an aggregate of 1.3 million square feet, 7 industrial warehouses with an aggregate of 1.7 million square feet 6 shopping centers with an aggregate of 857,750 square feet and one hotel with 60 rooms. TCI also holds mortgage notes receivable secured by real estate located in the Northeast, Midwest, Southeast and Southwest regions of the continental United States, with a concentration in the Northeast and Southeast regions.

For the year ended December 31, 1997, TCI reported net income of $12.6 million as compared with a net loss of $7.8 million for the year ended December 31, 1996. TCI's net income for 1997 includes gains on the sale of real estate of $21.4 million whereas its net loss for 1996 included gains on the sale of real estate of $1.6 million and extraordinary gains of $256,000. TCI's cash flow from property operations increased to $16.2 million in 1997 as compared to $12.7 million in 1996. At December 31, 1997, TCI had total assets of $319.5 million, which consisted of $270.2 million in real estate held for investment, $5.0 million in real estate held for sale, $15.6 million in investments in real estate entities, $4.0 million in notes and interest receivable and other assets and $24.7 million in cash and cash equivalents. At December 31, 1997, TCI owned 341,500 shares of IORI's common stock, approximately 22.5% of IORI's shares then outstanding.

TCI has paid quarterly dividends since the fourth quarter of 1995. The Company received $333,000 in dividends from TCI in 1997 and accrued an additional $1.2 million that was received in January 1998.

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

SAMLP. As discussed in more detail under "Real Estate" above, the Company owns a 96% limited partner interest in SAMLP. The Company consolidates SAMLP for financial statement purposes and accordingly SAMLP's accounts and operations are included in the accompanying Consolidated Financial Statements. See ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As a limited partner, the Company has no role in the management of the business affairs of SAMLP. Rather, Gene E. Phillips, as a general partner of SAMLP, and SAMI, the managing general partner of SAMLP, have full and complete authority to manage SAMLP.

River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with a limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1996, 197 residential lots had been sold. In 1997, an additional 17 lots were sold and at December 31, 1997, 73 lots remained to be sold. During 1997, each partner received $21,000 in return of capital distributions and $12,000 in profit distributions.

R. G. Bond, Ltd. In June 1995, the Company purchased the corporate general partner of a limited partnership which owns apartment complexes in Illinois, Florida and Minnesota, with a total of 900 units. The corporate general partner has a 1% interest in the partnership which is subordinated to a priority return of the limited partner.

Campbell Center Associates, Ltd. In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell, Ltd."), which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell, Ltd. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures in April 2000. In July 1997, the Company purchased an additional 9% general partner interest in Campbell, Ltd. for $868,000 in cash.

Highway 380/Preston Partners, Ltd. In June 1996, a newly formed limited partnership, of which the Company is the general partner, purchased 580 acres of undeveloped land in Collin County, Texas. In April 1997, the partnership sold a 35.0 acre tract for $1.3 million in cash. The net

Investments in Real Estate Investment Trusts and Real Estate Partnerships (Continued)

sales proceeds of $1.2 million were distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $884,000 on the sale. In July 1997, the partnership sold a 24.6 acre tract for $800,000 in cash. In accordance with the terms of the term loan secured by such property, $197,000 of the net sales proceeds were used to paydown such term loan. The remaining $545,000 was distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $497,000 on the sale. In September 1997, the partnership sold a 77.2 acre tract for $1.5 million in cash. In accordance with the terms of the term loan secured by such property, the net sales proceeds were used to paydown such term loan. The partnership recognized a gain of $704,000 on the sale. In October 1997, the partnership sold a 96.5 acre tract for $1.7 million in cash. In accordance with the terms of the term loan secured by such property, $548,000 of the net sales proceeds were used to payoff such term loan with the remaining $1.1 million being distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $691,000 on the sale. In December 1997, the partnership sold a 94.4 acre tract for $2.5 million in cash. Of the net sales proceeds, $1.8 million was distributed to the limited partner and $572,000 was distributed to the Company as general partner in accordance with the partnership agreement. The partnership recognized a gain of $1.4 million on the sale. In January 1998, the partnership sold a 155.4 acre tract for $2.9 million. The partnership received $721,000 in cash and provided purchase money financing of an additional $2.2 million. Of the net sales proceeds $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The purchase money financing bears interest at 12% per annum, requires monthly payments of interest only and matures in July 1998. The partnership recognized a gain of $1.2 million on the sale.

Elm Fork Ranch, L.P. In September 1997, a newly formed limited partnership, of which the Company is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of undeveloped land in Denton County, Texas, for $16.0 million in cash. The Company contributed $3.6 million in cash to the partnership with the remaining $12.4 million being contributed by the other limited partners. The partnership agreement designates the Company as the managing general partner. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, the Company receiving $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return on their investment before any sharing of partnership profits occurs. One of the limited partners in the partnership is also a limited partner in a partnership that, owns approximately 15.6% of the Company's outstanding shares of Common Stock.

ITEM 3.      LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on January 19, 1998, at which meeting the Company's stockholders were asked to consider and vote upon
(i) the election of one Class III Director of the Company, (ii) an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock to 100,000,000, (iii) an amendment to the Company's By-Laws to remove the provision for the division of the Company's Board of Directors into three classes, and (iv) the Company's 1997 Stock Option Plan. At such meeting the Company's stockholders elected the following individual as a Class III Director of the Company:

                                                       Shares Voting
                                                  -----------------------
                                                                Withheld
               Director                             For         Authority
          -------------                           ----------    ---------
          Karl L. Blaha                           10,393,167     30,072

Also at such meeting the Company's stockholders approved an amendment to the Company's Articles of Incorporation increasing the authorized shares of the Company's Common Stock to 100,000,000 with 10,145,137 votes for the proposal, 267,177 votes against the proposal and 10,923 votes abstaining; approved an amendment to the Company's By-Laws to remove the provision for the Division of the Company's Board of Directors into three classes with 8,550,887 votes for the proposal, 55,747 votes against and 15,260 votes abstaining and approved the Company's 1997 Stock Option Plan with 10,289,439 votes for the proposal, 93,820 votes against and 39,978 votes abstaining.


                          ----------------------------

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

            QUARTER ENDED                      HIGH           LOW
-------------------------------------        --------      --------
March 31, 1998.......................        $15           $14
  (through March 6, 1998)
March 31, 1997.......................         22  1/4        9  3/4
June 30, 1997........................         16  5/8       11  1/2
September 30, 1997...................         13  1/4       12  1/8
December 31, 1997....................         15  1/2       12  5/8

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

            QUARTER ENDED                      HIGH                  LOW
-------------------------------------     -------------         -------------
March 31, 1996.......................     $   4 13/16 *         $   3  3/4  *
June 30, 1996........................         4 13/16 *             4  5/8  *
September 30, 1996...................         5  1/16 *             4 15/16 *
December 31, 1996....................         5  3/8  *             4 13/16 *

--------------
*    Adjusted for the 2 for 1 forward Common Stock split effected February
     17, 1997.

As of March 6, 1998, the closing market price of the Company's Common Stock on the New York Stock Exchange was $14.63 per share.

As of March 6, 1998, the Company's Common Stock was held by 2,314 stockholders of record.

On December 6, 1988, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. No shares had been repurchased pursuant to such authorization. On February 27, 1997, the Company's Board of Directors rescinded such authorization.

On June 12, 1996, the Company resumed the payment of regular quarterly dividends on its Common Stock. Future distributions to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Company's Board of Directors.

The Company paid quarterly dividends in 1997 and 1996 as follows:

                                                                           Amount
  Date Declared           Record Date              Payable Date          Per Share
-----------------      ------------------       ------------------       ----------
February 26, 1997      March 14, 1997           March 31, 1997            $   .05
June 5, 1997           June 13, 1997            June 30, 1997                 .05
September 3, 1997      September 15, 1997       September 30, 1997            .05
December 1, 1997       December 15, 1997        December 31, 1997             .05

June 12, 1996          June 21, 1996            July 8, 1996              $   .05*
August 30, 1996        September 13, 1996       September 30, 1996            .05*
December 2, 1996       December 13, 1996        December 31, 1996             .05*

-----------------------

*    Adjusted for the 2 for 1 forward Common Stock split effected February 17,
     1997.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented ordinary income and 100% of the dividends paid in 1996 represented a return of capital.

In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

liquidation preference of $100.00 per share. The Series B Preferred Stock consists of a maximum of 4,000 shares, all of which were outstanding at December 31, 1997. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series B Preferred Stock is convertible into Common Stock of the Company between May 8, 1998 and June 8, 1998, at 90% of the average closing price of the Company's Common Stock on the prior 30 trading days.

In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series C Preferred Stock consists of a maximum of 16,681 shares, all of which were outstanding at December 31, 1997. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series C Preferred Stock is convertible into Common Stock of the Company between November 25, 1998 and February 23, 1999 at 90% of the average closing price of the Company's Common Stock on the prior 30 trading days.

In December 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred Stock consists of a maximum of 91,000 shares, none of which were outstanding at December 31, 1997. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors of the Company. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. Such Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units held may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable.

Also in December 1996 the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares, none of which were outstanding at December 31, 1997. Dividends are payable at the rate of 10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors, for periods prior to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)


exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. Beginning November 4, 1998, the Series E Preferred Stock may be converted into Common Stock of the Company at 80% of the average closing price of the Company's Common Stock on the prior 20 trading days. Up to 37.50% of the Series E Preferred Stock may be converted between November 4, 1998 and November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the Series E Preferred Stock may be converted, and the remainder can be converted on or after November 4, 2001.

In August 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $10.00 per share. The Series F Preferred Stock consists of a maximum of 7,500,000 shares of which 2,000,000 shares were outstanding at December 31, 1997. Dividends are payable at the rate of $1.00 per share or $.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors, accruing cumulatively from August 16, 1998 and commencing on October 15, 1998. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the market value of the Company's Common Stock.

In September 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series G 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series G Preferred Stock consists of a maximum of 11,000 shares, none of which were outstanding at December 31, 1997. Dividends are payable at a rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series G Preferred Stock is reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock after October 6, 1999 and into Common Stock of the Company at 90% of the market value of the Company's Common Stock for the twenty trading days prior to conversion after October 6, 2000.







                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.    SELECTED FINANCIAL DATA

                                                           For the Years Ended December 31,
                                      -------------------------------------------------------------------------
                                         1997           1996             1995          1994            1993
                                      -----------    -----------      -----------    -----------    -----------
EARNINGS DATA                                     (dollars in thousands, except per share)
Revenue ..........................    $    49,971    $    26,979      $    22,952    $    23,070    $    13,427
Expense ..........................         83,355         38,577           28,314         26,490         18,128
                                      -----------    -----------      -----------    -----------    -----------
(Loss) from operations ...........        (33,384)       (11,598)          (5,362)        (3,420)        (4,701)
Equity in income (losses)
   of investees ..................         10,660          2,004             (851)           292         (4,014)
Gain on sale of real estate ......         20,296          3,659            2,594            379            481
                                      -----------    -----------      -----------    -----------    -----------
(Loss) before extraordinary
   gain ..........................         (2,428)        (5,935)         (3,619)         (2,749)        (8,234)
Extraordinary gain ...............           --              381              783            323          3,807
                                      -----------    -----------      -----------    -----------    -----------
Net (loss) .......................         (2,428)        (5,554)         (2,836)         (2,426)        (4,427)

Preferred dividend
   requirement ...................           (206)          (113)             --              --             --
Redeemable Common Stock,
   accretion of discount .........             --             --              --              --           (129)
                                      -----------    -----------      -----------    -----------    -----------
(Loss) applicable to
   Common shares .................    $    (2,634)   $    (5,667)     $   (2,836)    $    (2,426)   $    (4,556)
                                      ===========    ===========      ==========     ===========    ===========
PER SHARE DATA
(Loss) before extra-
   ordinary gain .................    $      (.22)   $      (.46)     $     (.31)    $      (.23)   $      (.68)
Extraordinary gain ...............             --            .03             .07             .03            .31
                                      -----------    -----------      -----------    -----------    -----------
Net (loss) .......................           (.22)          (.43)           (.24)           (.20)          (.37)
Redeemable Common Stock,
   accretion of discount .........             --             --              --              --           (.01)
                                      -----------    -----------      -----------    -----------    -----------
(Loss) applicable to
   Common shares .................    $      (.22)   $      (.43)    $      (.24)    $      (.20)   $      (.38)
                                      ===========    ===========      ==========     ===========    ===========
Dividends per Common share .......    $       .20    $       .15     $        --     $        --    $        --

Weighted average shares
   outstanding ...................     11,710,013     12,765,082      11,716,656      12,208,876     12,101,100

                                                                     December 31,
                                      -------------------------------------------------------------------------
                                          1997           1996            1995            1994           1993
                                      -----------    -----------      -----------    -----------    -----------
BALANCE SHEET DATA                                     (dollars in thousands, except per share)
Notes and interest
   receivable, net ...............   $    25,526    $    48,485      $    49,741    $    45,664    $    51,769
Real estate, net .................       302,453        119,035           59,424         47,526         52,437
Total assets .....................       433,799        235,037          162,033        137,362        139,861
Notes and interest
   payable .......................       261,986        127,863           61,163         45,695         53,693
Margin borrowings ................        53,376         40,044           34,017         26,391         16,147
Stockholders' equity .............        63,453         47,786           53,058         55,894         56,120

Book value per share .............   $      3.53     $     3.74      $      4.53    $      4.77    $      5.56

--------------------------

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

Liquidity and Capital Resources

General. Cash and cash equivalents at December 31, 1997 aggregated $5.3 million, compared with $1.3 million at December 31, 1996. Although the Company anticipates that during 1998 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, the sale or refinancing of properties and, to the extent available and necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $89.0 million are scheduled to mature during 1998. The Company has the option of extending the maturity dates to April and June 1999 of $18.3 million of that amount. The lender on an additional $19.5 million has agreed to extend the maturity date to February 2000. In January and February 1998, the Company has also paid off $8.7 million of such maturing debt.

The Company expects an increase in cash flow from property operations in 1998. Such increase is expected to be derived from operations of the Collection Office and Retail Center, the Preston Square Shopping Center, the Williamsburg Hospitality House and the four Piccadilly hotels, all of which were acquired during 1997. The Company is also expecting continued lot sales at its Texas residential subdivision and substantial sales of land to generate additional cash flow.

In 1997, the Company sold a total of 1,610.3 acres of land in Las Colinas, Houston, Irving and Collin County, Texas and Denver, Colorado in 20 separate transactions for a total of $52.2 million. The Company applied $23.5 million of the net sales proceeds to paydown the loans secured by such land. In addition, the Company sold an office building in St. Louis, Missouri, and a shopping center in Manitowoc, Wisconsin, for a total of $6.7 million in cash. The Company received net cash of $2.2 million, after the payoff of $3.5 million in existing mortgage debt secured by such properties.

In 1997, the Company purchased a total of 5,221.4 acres of land in Palm Desert, and Santa Clarita, California and Austin, Collin County, Dallas County, Farmers Branch, Harris County, Irving, Plano and Tarrant County, Texas, for a total of $121.6 million. The Company paid $44.4 million in cash and obtained new or seller financing of $77.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company expects that funds from existing cash resources, collections on or sales of mortgage notes receivable, sales or refinancing of real estate and/or mortgage notes receivable, and borrowings against its investments in marketable equity securities, mortgage notes receivable, and to the extent available additional borrowings from the Company's advisor, will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company will make investments in real estate, primarily investments in developed, partially developed and undeveloped land, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.

The Company expects that it will be necessary for it to sell $72.6 million, $27.5 million, and $14.3 million of its land holdings during each of the next three years, respectively, to satisfy the debt on such land as it matures. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

Notes Receivable. Scheduled principal maturities of $31.2 million are due in 1998 of which $23.2 million is due on nonperforming notes receivable. In February 1997, the Company sold a nonperforming note receivable with a principal balance at December 31, 1996 of $1.6 million for $1.8 million in cash. In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million. The Company received net cash of $5.5 million after the payoff of $9.2 million in underlying debt. The Company incurred no loss on the sale in excess of the reserve previously established. The balance of the Company's mortgage notes receivable are due over the next one to fifteen years and provide for "balloon" principal payments. It may be necessary for the Company to consider extending certain notes if the borrowers do not have the resources to repay the loans, are unable to sell the property securing such loans, or are unable to refinance the debt owed.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower has not made the required note payments since April 1997, nor the required

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. If the Company allowed to foreclose on the property it does not expect to incur a loss as the fair value of the property exceeds the carrying value of the Company's note receivable. The Company's wraparound mortgage note receivable had a principal balance of $13.3 million at December 31, 1997.

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merrillville, Indiana, with a principal balance of $3.5 million. The note matured in December 1996. The Company and borrower had agreed to a modification and extension of the note. In May 1997, the note plus accrued but unpaid interest was paid in full.

In September 1997, the Company foreclosed on its junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. The Company obtained the property at foreclosure subject to the first mortgage of $12.0 million. The Company incurred no loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable and assumed mortgage debt. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

The Company anticipates a continued improvement in the operations of the properties securing its mortgage notes receivable. In spite of this perceived improvement in the real estate market in general, the Company can give no assurance that it will not continue to experience deterioration in cash flow from notes receivable due to new problem loans.

Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings totaled $53.4 million (approximately 39.7% of market value) at December 31, 1997, compared to $40.0 million at December 31, 1996.

In May 1997, the Company financed a previously unencumbered 10.6 acre tract of BP Las Colinas land for $3.1 million. Also in May 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Pin Oak land.

In June 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Lewisville land. Also in June 1997, the Company refinanced the Valwood land for $15.8 million. The Company received net

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

cash of $4.9 million, after the payoff of $6.2 million in existing mortgage debt secured by the property, an additional $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas I land term loan.

In July 1997, the Company obtained a third lien mortgage of $2.0 million secured by the Pin Oak land.

In September 1997, the Company refinanced the Las Colinas I land Double O tract for $7.3 million. The Company received net cash of $2.1 million, after the payoff of $5.0 million in existing mortgage debt.

In October 1997, the Company refinanced the Oaktree Village Shopping Center for $1.5 million. The Company received no net cash after the payoff of $1.4 million in existing mortgage debt and the payment of various closing costs associated with the financing. Also in October 1997, the Company refinanced the Denver Merchandise Mart for $25.0 million. The Company received net cash of $10.2 million, after the payoff of $14.8 million in existing mortgage debt and the payment of various closing costs associated with the financing.

In November 1997, the Company obtained mortgage financing of $5.4 million secured by 33.9 acres of previously unencumbered Valwood land, Lacy Longhorn land, Thompson land, and Tomlin land. The Company received net financing proceeds of $4.8 million after the payment of various closing costs associated with the financing.

In December 1997, the Company refinanced the Inn at the Mart in Denver, Colorado, for $4.0 million. The Company received net cash of $1.4 million, after the payoff of $2.0 million in existing mortgage debt and the payment of various closing costs associated with the financing.

In August 1996, the Company consolidated its existing National Realty, L.P. ("NRLP") margin debt held by the various brokerage firms into a single loan of $20.3 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of December 31, 1997, 3,349,535 NRLP units with a market value of $80.0 million were pledged as security for such loan. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million.

Also in August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") (collectively the "REITs") owned by the Company and Common Stock of the Company owned by the Company's advisor, with a market value of $4.0 million. The Company received $2.0 million in net cash

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

after the payment of closing costs associated with the loan. The loan was paid in full in December 1997, from the proceeds of a $4.0 million loan from another financial institution also secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by the Company's advisor, with a market value of $10.4 million. The Company received $2.0 million in net cash after the payoff of the $2.0 million loan. In January 1998, the lender made a second loan to the Company of $2.0 million. This second loan is secured by a pledge of Common Stock of the Company owned by the Company's advisor with a market value of $4.7 million. The Company received $2.0 million in net cash.

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of the REITs, which have the same advisor as the Company, and units of limited partner interest in NRLP. It is anticipated that additional equity securities of NRLP and the REITs will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

Equity securities of the REITs and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one year period after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if the Company attempted to dispose of such securities in a short period of time.

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In 1997, the Company received total distributions from the REITs of $1.4 million and $1.4 million from NRLP and an additional $6.7 million, which was accrued at December 31, 1997, was received in January 1998. The Company anticipates receiving distributions totaling $2.3 million from the REITs and $11.1 million from NRLP in 1998, including amounts accrued at December 31, 1997.

In June 1996, the Company resumed dividend payments on the Company's Common Stock. The Company paid dividends totaling $2.0 million or $.20 per share in 1997.

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

Results of Operations

1997 COMPARED TO 1996. The Company reported a net loss of $2.4 million in 1997 as compared to a net loss of $5.6 million in 1996. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Sales and cost of sales were $17.9 million and $14.5 million, respectively, in 1997. The Company had no sales or cost of sales prior to May 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"), consolidated in May 1997. See NOTE 7. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Net rental income (rents less property operating expenses) increased from $4.8 million in 1996 to $4.9 million in 1997. This increase is primarily attributable to increased rents at the Denver Merchandise Mart and increased room rates and occupancy at the Kansas City Holiday Inn. Net rental income is expected to increase in 1998 from a full years operation of the Collection Office and Retail Center, Preston Square Shopping Center, Williamsburg Hospitality House and the four Piccadilly hotels all of which were acquired in 1997.

Interest income decreased from $4.7 million in 1996 to $2.8 million in 1997. This decrease is primarily attributable to the sale of two notes receivable and the payoff of a third note receivable in 1997. Interest income in 1998 is expected to approximate that in 1997.

Other income decreased from $1.6 million in 1996 to $134,000 in 1997. This decrease is due in part to recognizing a unrealized gain on marketable equity securities of $486,000 in 1996 compared to an unrealized loss of $850,000 in 1997. This decrease is also attributable in part to a decrease in dividend income and net gains on sales of marketable equity securities of $67,000 and $56,000, respectively.

Interest expense increased from $16.5 million in 1996 to $30.2 million in 1997. Of this increase, $10.8 million is due to the debt secured by the Best Western Oceanside Hotel acquired in 1996 and the Williamsburg Hospitality House, Piccadilly Hotels, Pin Oak land, Scout land, Katy land, McKinney land, Lacy Longhorn land, Santa Clarita land, Chase Oaks land, Pioneer Crossing land, Pantex land, Keller land, Perkins land, Rasor land, Dowdy land, Palm Desert land and LBJ land acquired in 1997, $2.0 million is due to additional borrowings and a full years interest on the loan

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

secured by NRLP units and $1.1 million is due to refinancing the debt secured by the Kansas City Holiday Inn and Denver Merchandise Mart. Interest expense for 1998 is expected to increase from the continued acquisition of properties on a leveraged basis.

Advisory and mortgage servicing fees increased from $1.5 million in 1996 to $2.7 million in 1997. The increase is attributable to the increase in the Company's gross assets, the basis for such fee. Such fee will continue to increase as the Company's gross assets increase.

General and administrative expenses, increased from $2.7 million in 1996 to $7.0 million in 1997. The increase is attributable to a $1.1 million increase in legal fees and travel expenses in 1997 relating to potential acquisitions, financings and refinancings, a $1.1 million increase in advisor cost reimbursements and $2.1 million attributable to the general and administrative expenses of PWSI. See NOTE 7. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Depreciation and amortization increased from $2.0 million in 1996 to $3.3 million in 1997 due to the acquisition of six properties and PWSI in 1997. Depreciation and amortization are expected to increase again in 1998 from a full years depreciation of the properties acquired in 1997.

Minority interest in 1997 is the preferred return paid on limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associates, L.P.

Equity in income of investees improved from $2.0 million in 1996 to $10.7 million in 1997. The increase in equity income is primarily attributable to an increase of $32.1 million in gains on sale of real estate in IORI, NRLP and TCI offset by a decrease of $1.9 million in CMET. The Company's equity share of such gains was $13.5 million. The increase is also attributable to an improvement in income from property operations for the REITs and NRLP, from increased rental rates and operating expense control.

Gains on the sale of real estate increased from $3.7 million in 1996 to $20.3 million in 1997. In 1996, the Company recognized a $2.0 million gain on the sale of a 32.3 acre tract of BP Las Colinas land in Las Colinas, Texas, and a $1.1 million gain on the sale of a 4.6 acre tract of Las Colinas I land also in Las Colinas, Texas. In 1997, the Company recognized gains of $5.9 million on the sale of a 49.7 acre tract of BP Las Colinas land in Las Colinas, Texas; $3.5 million on the sale of tracts totaling 116.8 acres of Valley Ranch land in Irving, Texas; $2.7 million on the sale of a 12.5 acre tract of Las Colinas I land in Las Colinas, Texas; $3.6 million on the sale of Pin Oak land in Houston, Texas; $216,000 on the sale of a 99.7 acre tract of Kamperman land in Collin County, Texas; $371,000 on the sale of a 32.0 acre tract of Parkfield land in Denver, Colorado; $211,000 on

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

the sale of a 86.5 acre tract of Rasor land in Plano, Texas; $106,000 on the sale of Park Plaza Shopping Center in Manitowoc, Wisconsin; $480,000 on the sale of the Mopac Building in St. Louis, Missouri; and $172,000 on the sale of a mortgage note receivable. The Company also recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments. See NOTE 4. "REAL ESTATE."

The Company reported $381,000 in extraordinary gains in 1996 compared to no extraordinary gains in 1997. The 1996 extraordinary gain is the Company's share of TCI's extraordinary gain from the early payoff of debt and CMET's extraordinary gain from an insurance settlement.

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

General and administrative expense of $2.7 million in 1996 approximated the $2.6 million incurred in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in income of investees improved from a loss of $851,000 in 1995 to income of $2.0 million in 1996. The increase in equity income is primarily attributable to an improvement in income from property operations for both CMET and NRLP, from increased rental rates and a decrease in operating expenses. The 1995 gains are attributable to the Company's equity share ($1.8 million) of NRLP's fourth quarter gain on the sale of two apartment complexes, the Company's equity share ($2.5 million) of TCI's gain on the sale of land in the third quarter and an apartment complex in the fourth quarter of 1995, a $4.6 million gain representing the Company's equity share of the REITs' gain on sale of real estate.

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

Contingencies

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. At December 31, 1997, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit (the "Settlement Agreement") for the above mentioned defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of an NRLP oversight committee and the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at December 31, 1997, before reduction for the principal balance ($4.2 million at December 31, 1997) and accrued interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution of Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the plaintiff class members describing the Resolution Agreement and the business plan.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the fund establish for the benefit of the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

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


Year 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
Report of Independent Certified Public Accountants ..............     57

Consolidated Balance Sheets -
         December 31, 1997 and 1996 .............................     58

Consolidated Statements of Operations -
         Years Ended December  31, 1997, 1996 and 1995 ..........     60

Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1997, 1996 and 1995 ...........     62

Consolidated Statements of Cash Flows -
         Years Ended December 31, 1997, 1996 and 1995 ...........     64

Notes to Consolidated Financial Statements ......................     67

Schedule III - Real Estate and Accumulated Depreciation .........    101

Schedule IV  - Mortgage Loans on Real Estate ....................    105



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors of
American Realty Trust, Inc.


We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                            BDO Seidman, LLP


Dallas, Texas
March 25, 1998

                           AMERICAN REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                             December 31,
                                                       -----------------------
                                                         1997           1996
                                                       --------        -------
                                                        (dollars in thousands)
                   Assets
Notes and interest receivable
  Performing (including $1,307 in 1997 and
    $13,563 in 1996 from affiliate) ..............    $   9,300      $  50,784
  Nonperforming, nonaccruing .....................       18,624          1,627
                                                      ---------      ---------
                                                         27,924         52,411
Less - allowance for estimated losses ............       (2,398)        (3,926)
                                                      ---------      ---------
                                                         25,526         48,485
Real estate held for sale, net of accumulated
  depreciation ($5,098 in 1996) ..................      178,938         77,688

Real estate held for investment net of accumu-
  lated depreciation ($5,380 in 1997 and $4,234
  in 1996) .......................................      123,515         41,347

Pizza parlor equipment, net of accumulated
  depreciation ($905 in 1997) ....................        6,693           --

Marketable equity securities, at market value ....        6,205          2,186
Cash and cash equivalents ........................        5,347          1,254
Investments in equity investees ..................       45,851         55,880
Intangibles, net of accumulated amortization
  ($704 in 1997) .................................       15,230           --
Other assets .....................................       26,494          8,197
                                                      ---------      ---------
                                                      $ 433,799      $ 235,037
                                                      =========      ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                               December 31,
                                                          -------------------------
                                                            1997             1996
                                                          ----------      ---------
                                                         (dollars in thousands,
                                                            except per share)
       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable (including $11,400 in
  1997 and $8,973 in 1996 to affiliates) ..............    $ 261,986      $ 127,863
Margin borrowings .....................................       53,376         40,044
Accounts payable and other liabilities (including
  $22.9 million in 1997 and $318,000 in 1996 to
  affiliate) ..........................................       34,442          8,433
                                                           ---------      ---------
                                                             349,804        176,340
Minority interest .....................................       20,542         10,911

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized
  20,000,000 shares, issued and outstanding
     Series B, 4,000 shares in 1997 and 1996
        (liquidation preference $400) .................            8              8
     Series C, 16,681 shares in 1997 and 15,877
        shares in 1996 (liquidation preference
        $1,668) .......................................           33             32
     Series F, 2,000,000 shares in 1997
        (liquidation preference $20,000) ..............        4,000
Common Stock, $.01 par value, authorized
  100,000,000 shares; issued 13,479,348 shares
  in 1997 and 1996 ....................................          135            135
Paid-in capital .......................................       84,943         68,595
Accumulated (deficit) .................................      (25,638)       (20,978)
Treasury stock at cost, 2,767,427 shares in 1997
  and 56,704 shares in 1996 ...........................          (28)            (6)
                                                           ---------      ---------
                                                              63,453         47,786
                                                           ---------      ---------
                                                           $ 433,799      $ 235,037
                                                           =========      =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years Ended December 31,
                                                   -------------------------------------------
                                                      1997            1996            1995
                                                   ----------      ----------      -----------
                                                     (dollars in thousands, except per share)
Income
  Sales ........................................   $   17,926      $     --        $     --
  Rents ........................................       29,075          20,658          17,869
  Interest (including $230 in 1997, $539 in
     1996 and $506 in 1995 from affiliates) ....        2,835           4,724           4,929
  Other ........................................          135           1,597             154
                                                   ----------      ----------      -----------
                                                       49,971          26,979          22,952

Expenses
  Cost of sales ................................       14,492            --              --
  Property operations (including $865 in
     1997, $892 in 1996 and $1,200 in 1995
     to affiliates) ............................       24,195          15,874          13,260
  Interest (including $433 in 1997, $418
     in 1996 and $437 in 1995 to affiliates) ...       30,231          16,450           8,941
  Advisory and servicing fees to affiliate .....        2,657           1,539           1,195
  General and administrative (including
     $1,809 in 1997, $691 in 1996 and $516
     in 1995 to affiliate) .....................        6,997           2,712           2,554
  Depreciation and amortization ................        3,338           2,002           1,691
  Minority interest ............................        1,445            --               671
                                                   ----------      ----------      ----------
                                                       83,355          38,577          28,312
                                                   ----------      ----------      ----------
(Loss) from operations .........................      (33,384)        (11,598)         (5,360)
Equity in income (loss) of investees ...........       10,660           2,004            (851)
Gain on sale of real estate ....................       20,296           3,659           2,594
                                                   ----------      ----------      ----------
(Loss) before income taxes .....................       (2,428)         (5,935)         (3,617)
Income tax expense .............................         --              --                 2
                                                   ----------      ----------      ----------
(Loss) before extraordinary gain ...............       (2,428)         (5,935)         (3,619)
Extraordinary gain .............................         --               381             783
                                                   ----------      ----------      ----------
Net (loss) .....................................       (2,428)         (5,554)         (2,836)

Preferred dividend requirement .................         (206)           (113)           --
                                                   ----------      ----------      ----------
Net (loss) applicable to Common shares .........   $   (2,634)     $   (5,667)     $   (2,836)
                                                   ==========      ==========      ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                              Years Ended December 31,
                                                     1997             1996            1995
                                                  ------------    ------------    -------------
Earnings per share
(Loss) before extraordinary gain ............    $      (.22)     $      (.46)    $     (.31)
Extraordinary gain ..........................             --              .03            .07
                                                 -----------      -----------     ----------
Net (loss) applicable to Common
  shares ....................................    $      (.22)     $      (.43)    $      (.24)
                                                 ===========      ===========     ===========
Weighted average Common shares used in
  computing earnings per share ..............     11,710,013       12,765,082      11,716,656
                                                 ===========      ===========     ===========






The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Series B    Series C
                                    Preferred   Preferred    Common     Treasury     Paid-in   Accumulated  Stockholders'
                                      Stock       Stock       Stock      Stock       Capital    (Deficit)     Equity
                                    ---------   ---------   -------     --------    --------    --------    --------
                                                                    (dollars in thousands)
Balance,
   January 1, 1995 ..............    $   --     $   --      $   117      $  --      $ 66,661    $(10,884)   $ 55,894

Net (loss) ......................        --         --          --          --          --        (2,836)     (2,836)
                                     --------   --------    --------    --------    --------    --------    --------
Balance, December 31, 1995 ......        --         --          117        --         66,661     (13,720)     53,058

Common Stock issued .............        --         --           18        --           (18)       --          --

Series B Preferred Stock
   issued .......................           8       --          --          --           392        --           400

Series C Preferred Stock
   issued .......................        --           30        --          --         1,469        --         1,499

Common Stock cash dividend
   ($.15 per share) .............        --         --          --          --          --        (1,491)     (1,491)

Redemption of share
   purchase rights ($.01
   per right) ...................        --         --          --          --          --          (101)       (101)

Series B Preferred Stock
   cash dividend ($6.46
   per share) ...................        --         --          --          --          --           (25)        (25)

Series C Preferred Stock
   stock dividend ($5.74
   per share) ...................        --            2        --          --            85         (87)       --

Treasury stock, at cost .........        --         --          --            (6)          6        --          --

Net (loss) ......................        --         --          --          --          --        (5,554)     (5,554)
                                     --------   --------    --------    --------    --------    --------    --------
Balance, December 31, 1996 ......    $      8   $     32    $    135    $     (6)   $ 68,595    $(20,978)   $ 47,786


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Series B    Series C    Series F
                               Preferred   Preferred   Preferred     Common    Treasury     Paid-in    Accumulated   Stockholders'
                                 Stock       Stock       Stock       Stock      Stock       Capital     (Deficit)        Equity
                               ---------   ---------   ---------    --------   --------    ----------  -----------   -------------
                                                                                   (dollars in thousands)
Balance,
   January 1, 1997 ........    $    8      $   32      $   --      $    135    $     (6)   $ 68,595     $(20,978)    $ 47,786

Series F Preferred
   Stock issued ...........      --          --           4,000        --          --        16,000         --         20,000

Common Stock cash
   dividend ($.20 per
   share) .................      --          --            --          --          --          --         (2,026)      (2,026)

Series B Preferred
   Stock cash dividend
   ($10.00 per share) .....      --          --            --          --          --          --            (40)         (40)

Series C Preferred
   Stock, stock and
   cash dividend
   ($10.00 per share) .....      --             1          --          --          --            81         (166)         (84)

Sale of Common Stock ......      --          --            --          --          --           245         --            245

Treasury stock, at
   cost ...................      --          --            --          --           (22)         22         --           --

Net (loss) ................      --          --            --          --          --          --         (2,428)      (2,428)
                               ------      ------      --------    --------    --------    --------     --------     --------
Balance, December 31,
   1997 ...................    $    8      $   33      $  4,000    $    135    $    (28)   $ 84,943     $(25,638)    $ 63,453
                               ======      ======      ========    ========    ========    ========     ========     ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For The Years Ended December 31,
                                                               -----------------------------------
                                                                  1997        1996         1995
                                                               ---------  -----------   ----------
                                                                      (dollars in thousands)
Cash Flows From Operating Activities
   Pizza parlor sales collected .......................        $  17,790   $     --      $    --
   Rents collected ....................................           28,199       19,013      18,473
   Interest collected ($262 in 1997, $385
      in 1996 and $399 in 1995 from
      affiliates) .....................................            2,592        4,304       4,845
   Distributions from equity investees'
      operating activities ............................            5,689        9,054       1,464
   Interest paid ($19 in 1995 to affiliate) ...........          (19,092)      (9,601)     (8,296)
   Payments for property operations
      (including $865 in 1997, $892 in 1996
      and $1,200 in 1995 to affiliate) ................          (22,821)     (15,034)    (13,442)
   Payments for pizza parlor operations ...............          (12,580)        --           --
   Advisory fee paid to affiliate .....................           (2,657)      (1,539)     (1,195)
   Distributions to minority interest holders .........           (1,445)        --           --
   Purchase of marketable equity securities ...........          (15,147)     (22,613)    (19,394)
   Proceeds from sale of marketable
      equity securities ...............................           10,588       23,557      18,374
   General and administrative expenses paid
      (including $1,809 in 1997, $691 in 1996
      and $516 in 1995 to affiliate) ..................           (6,982)      (3,095)     (2,448)
   Litigation settlement ..............................             --           --          (100)
   Other ..............................................             (781)      (1,661)      1,016
                                                               ---------   ----------    --------
      Net cash provided by (used in) operating
         activities ...................................          (16,647)       2,385        (703)

Cash Flows From Investing Activities
   Collections on notes receivable (including
      $3,503 in 1997, $1,166 in 1996 and $394
      in 1995 from affiliates) ........................            4,489        1,495       1,604
   Proceeds from sale of notes receivable .............           16,985         --           --
   Notes receivable funded ............................           (8,716)        (250)     (3,295)
   Proceeds from sale of real estate ..................           38,169        7,718      11,992
   Contributions from minority interest
      holders .........................................            9,799         --           --
   Acquisitions of real estate ........................         (123,074)     (41,636)    (21,394)
   Real estate improvements ...........................          (10,993)      (2,862)     (1,802)
   Pizza parlor equipment purchased ...................           (2,695)        --           --
   Deposits ...........................................           (6,221)         577        (516)
   Investment in equity investees .....................           (1,331)     (15,471)     (7,169)
                                                               ---------   ----------    --------
      Net cash (used in) investing activities .........          (83,588)     (50,429)    (20,580)
                                                               =========   ==========    ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                               For The Years Ended December 31,
                                                            ----------------------------------------
                                                               1997            1996           1995
                                                            ---------        --------       --------
                                                                         (dollars in thousands)
Cash Flows From Financing Activities
   Proceeds from notes payable ........................      $161,103        $ 86,490       $ 36,211
   Margin borrowings, net .............................         8,914           2,981          7,626
   Proceeds from issuance of Preferred Stock ..........          --               400           --
   Payments on notes payable (including
      $990 in 1995 to affiliate) ......................       (81,639)        (30,003)       (22,268)
   Deferred borrowing costs ...........................        (5,174)         (5,028)        (2,475)
   Net advances (payments) to/from affiliates .........        23,274          (4,979)         3,050
   Dividends ..........................................        (2,150)         (1,617)          --
                                                            ---------        --------       --------
      Net cash provided by financing
         activities ...................................       104,328          48,244         22,144
                                                            ---------        --------       --------
Net increase in cash and cash equivalents .............         4,093             200            861
Cash and cash equivalents, beginning of year ..........         1,254           1,054            193
                                                            ---------        --------       --------
Cash and cash equivalents, end of year ................     $   5,347        $  1,254       $  1,054
                                                            =========        ========       ========
Reconciliation of net (loss) to net cash
   provided by (used in) operating activities
Net (loss) ............................................     $  (2,428)       $ (5,554)      $ (2,836)
Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities
      Extraordinary gain ..............................          --              (381)          (783)
      Gain on sale of real estate .....................       (20,296)         (3,659)        (2,594)
      Depreciation and amortization ...................         3,338           2,002          1,691
      Amortization of deferred borrowing costs ........         4,042           2,692            326
      Equity in (income) losses of investees ..........       (10,660)         (2,004)           851
      Distributions from equity investees'
         operating activities .........................         5,689           9,054          1,464
      (Increase) decrease in marketable equity
         securities ...................................        (4,559)            944         (1,020)
      (Increase) decrease in accrued interest
         receivable ...................................            66            (117)            79
      (Increase) decrease in other assets .............         2,403          (2,817)         1,629
      Increase (decrease) in accrued interest
         payable ......................................         1,019           1,417             (5)
      Increase in accounts payable and other
         liabilities ..................................         4,978             733            495
      Other ...........................................          (239)             75           --
                                                            ---------        --------       --------
         Net cash provided by (used in)
           operating activities .......................     $ (16,647)       $  2,385       $   (703)
                                                            =========        ========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                               For The Years Ended December 31,
                                                            ----------------------------------------
                                                               1997            1996           1995
                                                            ---------        --------       --------
                                                                         (dollars in thousands)
Schedule of noncash investing and
   financing activities

Notes payable from acquisition of
   real estate ........................................     $  44,151        $  9,099       $ 21,394

Stock dividends on Series C Preferred Stock ...........            82              31           --

Series F Preferred Stock issued for real
   estate .............................................        20,000            --             --

Current value of property obtained through
   foreclosure of note receivable .....................        20,226            --             --

Note receivable put to basis ..........................         2,737            --             --
Note payable assumed on property obtained
   through foreclosure ................................        11,867            --             --

Carrying value of real estate exchanged ...............         7,882            --             --

Notes payable from acquisition of minority
   interest in subsidiary .............................         5,000            --             --
Acquisition of Pizza World Supreme, Inc. ..............
   Carrying value of intangible .......................        15,641            --             --
   Carrying value of pizza parlor equipment ...........         3,998            --             --
   Carrying value of note receivable retired ..........        13,387            --             --
   Carrying value of accounts payable and
      other liabilities ...............................         1,314            --             --

Sale of real estate subject to debt ...................          --              --           (5,878)

Settlement with insurance company
   Carrying value of real estate received .............          --              --            1,619
   Carrying value of note receivable
      participation received ..........................          --              --            1,500
   Carrying value of notes receivable
      returned ........................................          --              --              (32)
   Carrying value of real estate returned .............          --              --           (2,183)




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

Certain balances for 1995 and 1996 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the 2 for 1 forward Common Stock splits effected February 17, 1997 and January 2, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and company business. American Realty Trust, Inc. ("ART"), a Georgia corporation, is successor to a District of Columbia business trust, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all majority-owned subsidiaries and partnerships other than National Realty, L.P. ("NRLP") and during the period April 1996 to April 1997 for Pizza World Supreme, Inc. ("PWSI"). The Company uses the equity method to account for its investment in NRLP as control is considered to be temporary. The Company used the equity method to account for its investment in PWSI from April 1996 to April 1997 as control was considered to be temporary. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." and NOTE 7. "ACQUISITION OF PIZZA WORLD SUPREME, INC." All significant intercompany transactions and balances have been eliminated.

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

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds the Company's estimate of fair value of the collateral securing such note.

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

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, the financing or other method, whichever is appropriate.

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

Earnings per share. Loss per share is presented in accordance with the provision of the Statement of Accounting Standards No. 128, "Earnings Per Share". Loss per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year, adjusted for the two for one forward Common Stock splits effected February 17, 1997 and January 2, 1996.

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

NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit (the "Settlement Agreement") for the above mentioned defendants became effective on July 5, 1990. The Settlement Agreement provided

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.        SYNTEK ASSET MANAGEMENT, L.P.  (Continued)

for, among other things, the appointment of an NRLP oversight committee and the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at December 31, 1997, before reduction for the principal balance ($4.2 million at December 31, 1997) and accrued interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on April 24, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the plaintiff class members describing the Resolution Agreement and the business plan.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the fund established for the benefit of the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.      NOTES AND INTEREST RECEIVABLE

                                                 1997                        1996
                                         ---------------------      --------------------
                                         Estimated                  Estimated
                                            Fair        Book           Fair       Book
                                           Value       Value          Value      Value
                                         --------     --------      ---------   --------
Notes Receivable
   Performing (including $1,307
      in 1997 and $13,563 in 1996
      from affiliates) ..............    $  9,217     $  9,340      $52,939     $ 55,161
   Nonperforming, nonaccruing .......      26,344       23,212        1,884        1,584
                                         --------     --------      -------     --------
                                         $ 35,561       32,552      $54,823       56,745
                                         ========                   =======
   Interest receivable ..............                      380                       445
   Unamortized premiums/
      (discounts) ...................                     (124)                     (162)
  Deferred gains ....................                   (4,884)                   (4,617)
                                                      --------                  --------
                                                      $ 27,924                  $ 52,411
                                                      ========                  ========

The Company recognizes interest income on nonperforming notes receivable on a cash basis. For the years 1997, 1996 and 1995 unrecognized interest income on such nonperforming notes receivable totaled $2.2 million, $1.6 million and $1.2 million, respectively.

Notes receivable at December 31, 1997, mature from 1998 to 2014 with interest rates ranging from 6.0% to 12.9% and a weighted average rate of 12.78%. A small percentage of these notes receivable carry a variable interest rate. Notes receivable include notes generated from property sales which have interest rates adjusted at the time of sale to yield rates ranging from 6% to 14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $31.2 million are due in 1998 of which $23.2 million is due on nonperforming notes receivable.

Nonrecourse participations totaling $2.2 million and $1.6 million at December 31, 1997 and 1996, respectively, have been deducted from notes receivable.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino accepting, among other consideration, a $22.0 million wraparound mortgage note receivable. The Company recorded a deferred gain of $4.6 million in connection with the sale of the hotel and casino resulting from a disputed third lien mortgage being subordinated to the Company's wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended. In exchange for the extension, the borrower was required to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower also pledged 1,500,000 shares of common stock in Crowne Ventures, Inc., as additional collateral. The Company's wraparound mortgage note receivable had a principal balance of $13.3 million at

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.        NOTES AND INTEREST RECEIVABLE (Continued)

December 31, 1997. The Company recognizes interest income on this wraparound mortgage note only to the extent interest is collected. The borrower has not made the required note payments since April 1997, nor the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court allowed the borrower 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. If the Company is allowed to foreclose on the property it does not expect to incur a loss as the fair value of the property exceeds the carrying value of the Company's note receivable.

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

In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million. The Company received net cash of $5.5 million after the payoff of $9.2 million in underlying debt. The Company incurred no loss on the sale in excess of the reserve previously established.

Related Party. In September 1997, the Company foreclosed on its $8.9 million junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. The Company obtained the property through foreclosure subject to the first mortgage of $12.0 million. The Company incurred no loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable and assumed mortgage debt. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merrillville, Indiana, with a principal balance of $3.7 million. The property is owned by a subsidiary of Davister Corp. ("Davister"), a general partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. In May 1997, the note plus accrued but unpaid interest was paid in full.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE

In January 1997, the Company sold a 3.0 acre tract of Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. The Company recognized a gain of $676,000 on the sale.

Also in January 1997, the Company purchased Scout land, a 546 acre parcel of undeveloped land in Tarrant County, Texas, for $2.2 million. The Company paid $725,000 in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 16% per annum, requires quarterly payments of interest only and matures in January 2000.

In February 1996, the Company entered into a contract to sell a 72.5 acre tract of the 92.6 acre parcel of BP Las Colinas land in Las Colinas, Texas, for $12.9 million. The contract called for the sale to close in two phases. In July 1996, the Company completed the first sale. In February 1997, the Company completed the second sale of 40.2 acres for $8.0 million, of which $7.2 million was paid in cash. Of the net cash proceeds of $6.9 million, $1.5 million was used to payoff the debt secured by the BP Las Colinas land parcel, pay a $500,000 maturity fee to the lender, make a $1.5 million principal paydown on the loan with the same lender, secured by the Parkfield land in Denver, Colorado and $1.0 million was applied as a principal paydown on the term loan secured by the Las Colinas I land. In conjunction with the sale the Company provided $800,000 in purchase money financing in the form of a six month unsecured loan. The loan bore interest at 12% per annum, with all accrued but unpaid interest and principal due at maturity in August 1997. The Company recognized a gain of $3.4 million on such sale, deferring an additional $800,000 of gain until the unsecured loan was paid in full. The loan was collected in full in August 1997 and the additional $800,000 gain was recognized.

In March 1997, the Company purchased Katy Road land, a 130.6 acre parcel of undeveloped land in Harris County, Texas, for $5.6 million. The Company paid $1.6 million in cash with the seller providing purchase money financing for the remaining $4.0 million of the purchase price. The financing bears interest at 9% per annum, requires quarterly payments of interest only and matures in March 2000.

In April 1997, the Company purchased McKinney Corners I land, a 30.4 acre parcel of undeveloped land in Collin County, Texas, for $3.5 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $2.5 million. The mortgage bears interest at 14% per annum, requires monthly payments of interest only and matures in April 1998.

Also in April 1997, the Company purchased McKinney Corners II land, a 173.9 acre parcel of undeveloped land in Collin County, Texas, for $5.9 million. The Company paid $900,000 in cash and obtained new mortgage financing of $5.0 million as an advance under the term loan from the Las Colinas I lender. The McKinney Corners II land was added as additional collateral on the term loan.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

Further in April 1997, the Company sold a 3.1 acre tract of Las Colinas I land for $1.3 million in cash. The Company used $1.0 million of the net cash proceeds to make a collateral escrow deposit in accordance with the provisions of the Valley Ranch land term loan. The Company recognized a gain of $668,000 on the sale.

In May 1997, the Company purchased McKinney Corners III land, a 15.5 acre parcel of undeveloped land in Collin County, Texas, for $896,000 in cash.

Also in May 1997, the Company purchased Lacy Longhorn land, a 17.1 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.8 million. The Company paid $200,000 in cash with the seller providing purchase money financing of the remaining $1.6 million of the purchase price. The financing bore interest at 10% per annum, required monthly principal and interest payments of $400,000 and matured in October 1997. The loan was paid off at maturity.

Further in May 1997, the Company purchased Chase Oaks land, a 60.5 acre parcel of undeveloped land in Plano, Texas, for $4.2 million. The Company paid $200,000 in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price. The financing bears interest at 18% per annum, requires monthly payments of interest only and matures in May 2000.

In May 1997, the Company purchased Pioneer Crossing land, a 1,448 acre parcel of undeveloped land in Austin, Texas, for $21.5 million. The Company paid $5.4 million in cash with the seller providing purchase money financing of the remaining $16.1 million of the purchase price. The financing bears interest at 9.5% per annum, requires monthly payments of interest only and matures in May 2001.

In June 1997, the Company purchased Kamperman land, a 129.6 acre parcel of undeveloped land in Collin County, Texas, for $5.0 million in cash. The Company simultaneously sold a 99.7 acre tract for $4.5 million in cash. The Company recognized a gain of $215,000 on the sale.

Also in June 1997, the Company purchased Keller land, a 811.8 acre parcel of undeveloped land in Tarrant County, Texas, for $6.3 million. The Company paid $2.3 million in cash and obtained new mortgage financing of $4.0 million. The mortgage bears interest at 12.95% per annum, requires monthly payments of interest only and matures in June 1998.

Further in June 1997, the Company purchased McKinney Corners IV land, a 31.3 acre parcel of undeveloped land in Collin County, Texas, for $2.4 million. The Company paid $400,000 in cash and obtained new mortgage financing of $2.0 million, as an advance under the term loan from the Las Colinas I lender. The McKinney Corners IV land was added as additional collateral on the term loan.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

In June 1997, the Company purchased Pantex land, a 182.5 acre parcel of undeveloped land in Collin County, Texas, for $5.4 million. The Company paid $900,000 in cash with the seller providing purchase money financing of the remaining $4.5 million of the purchase price. The financing bears interest at 10.5% per annum, requires semiannual payments of interest only and matures in December 2000.

In July 1997, the Company sold a 3.9 acre tract of Las Colinas I land in Las Colinas, Texas, for $1.6 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.4 million to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $771,000 on such sale.

Also in July 1997, the Company purchased Dowdy and McKinney Corners V land, a total of 174.7 acres of undeveloped land in Collin County, Texas, for $2.9 million. The Company obtained new mortgage financing of $3.3 million as an advance under the term loan from the Las Colinas I lender. The Dowdy, McKinney Corners V and McKinney Corners III land were added as additional collateral on the term loan.

Further in July 1997, the Company purchased Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for $5.8 million. The Company paid $3.3 million in cash and assumed the existing mortgage of $2.5 million. The mortgage bears interest at 8.5% per annum, requires quarterly payments of interest only and matures in March 2002.

In July 1997, the Company purchased LBJ land, a 10.4 acre parcel of undeveloped land in Dallas County, Texas, for $2.3 million. The Company paid $300,000 in cash and with the seller providing purchase money financing of the remaining $2.0 million of the purchase price. The financing bears interest at 18% per annum, requires quarterly payments of interest only and matures in March 1998.

In September 1997, the Company sold the Mopac Building, a 400,000 square foot office building, in St. Louis, Missouri, for $1.0 million in cash. The Company received net cash of $1.0 million after the payment of various closing costs associated with the sale. In accordance with the provisions of the Las Colinas I term loan, the Company applied $350,000 of the net cash received to paydown the term loan in exchange for the lender's release of its collateral interest in the property. The Company recognized a gain of $481,000 on the sale.

Also in September 1997, the Company sold a 2.6 acre tract of Las Colinas I land in Las Colinas, Texas, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.0 million to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $578,000 on the sale.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

Further in September 1997, the Company sold three tracts of Valley Ranch land totaling 24.0 acres, for $1.6 million in cash. The net cash proceeds of $1.2 million were deposited into a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to the lender in December 1997, in conjunction with the payoff of the loan. The Company recognized a gain of $567,000 on the sale.

In September 1997, the Company purchased the Collection, a 267,812 square foot retail and commercial center in Denver, Colorado, for $19.5 million. The Company paid $791,000 in cash and assumed existing mortgages totaling $14.7 million, and issued 400,000 shares of the Company's Series F Cumulative Convertible Preferred Stock. See NOTE 13. "PREFERRED STOCK." A first mortgage in the amount of $14.2 million bears interest at 8.64% per annum, requires monthly principal and interest payments of $116,000 and matures in May 2017. A second lien mortgage in the amount of $580,000 bears interest at 7% per annum until April 2001, 7.5% per annum from May 2001 to April 2006, and 8% per annum from May 2006 to May 2010, requires monthly principal and interest payments of $3,000 and matures in May 2010.

In October 1997, the Company contributed its Pioneer Crossing land in Austin, Texas to a limited partnership in exchange for $3.4 million in cash, a 1% managing general partner interest in the partnership, all of the Class B limited partner units in the partnership and the partnership's assumption of the $16.1 million mortgage debt secured by such property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A limited partner units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 360,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first but no later than the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See NOTE 13. "PREFERRED STOCK."

Also in October 1997, the Company contributed the Denver Merchandise Mart in Denver, Colorado, to a limited partnership in exchange for $6.0 million in cash, a 1% managing general partner interest in the partnership, all of the Class B limited partner units in the partnership and the partnership's assumption of the $23.0 million in mortgage debt secured by such property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 529,000 shares of the Company's Series F Cumulative Convertible Preferred Stock at any time after the first but

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE (Continued)

not later than the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See NOTE
13. "PREFERRED STOCK."

Further in October 1997, the Company purchased Palm Desert land, a 315.2 acre parcel of undeveloped land in Palm Desert, California, for $11.2 million. The Company paid $3.8 million in cash and assumed the existing mortgage of $7.4 million. The mortgage bears interest at 9% per annum, requires monthly principal and interest payments of $76,000 and matures in February 2002.

In October 1997, the Company purchased Thompson land, a 4.0 acre parcel of undeveloped land in Dallas County, Texas, for $869,000 in cash.

Also in October 1997, the Company purchased Santa Clarita land, a 20.6 acre parcel of undeveloped land, in Santa Clarita, California, for $1.3 million. The Company obtained new mortgage financing of $1.3 million as an advance under the term loan from the Las Colinas I lender. The Santa Clarita land was added as additional collateral for the term loan.

Further in October 1997, the Company purchased Tomlin land, a 9.2 acre parcel of undeveloped land in Dallas County, Texas, for $1.7 million in cash.

In October 1997, the Company purchased Rasor land, a 378.2 acre parcel of undeveloped land in Plano, Texas, for $14.4 million. The Company paid $5.1 million in cash, obtained new mortgage financing of $3.5 million as an advance under the term loan from the Las Colinas I lender and exchanged the Perkins land, a 645.4 acre parcel of undeveloped land in Collin County, Texas, for the remainder of the purchase price. The Company simultaneously sold an 86.5 acre tract of the Rasor land for $3.8 million in cash, the Company receiving net cash proceeds of $3.5 million after the payment of various closing costs associated with the sale. The Company recognized a gain of $217,000 on the sale of the 86.5 acre tract. The Rasor land was added as additional collateral for the term loan.

Also in October 1997, the Company purchased the Piccadilly Inns, four hotels in Fresno, California, with a total of 697 rooms, for $33.0 million. The Company issued 1.6 million shares of its Series F Cumulative Convertible Preferred Stock for $16.0 million of the purchase price and obtained new mortgage financing of $19.8 million. See NOTE 13. "PREFERRED STOCK." The Company received net financing proceeds of $2.2 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.40% per annum, requires monthly principal and interest payments of $158,000 and matures in November 2012.

Further in October 1997, a newly formed partnership, of which the Company is the general partner and Class B limited partner, purchased

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

the Vineyards land, a 15.8 acre parcel of undeveloped land in Tarrant County, Texas, for $4.5 million. The partnership paid $800,000 in cash, assumed the existing mortgage of $2.5 million and issued the seller 1.1 million Class A limited partner units in the partnership as additional consideration. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be exchanged for either shares of the Company's Series G Preferred Stock on or after the second anniversary of the closing at the rate of one share of Series G Preferred Stock for each 100 Class A units exchanged, or on or after the third anniversary of the closing, the Class A units are also exchangeable for shares of the Company's Common Stock. The Class A units are exchangeable for shares of the Company's Common Stock at the rate of $1.00 per unit plus any outstanding preferred return divided by .9 times the simple average of the daily closing price of the Company's Common Stock for the 20 days preceding the date of conversion. The assumed mortgage bears interest at 12.95% per annum requires quarterly payments of interest only and matures in June 1998. See NOTE 13. "PREFERRED STOCK."

In October 1997, the Company purchased Dalho land, a 3.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $300,000 in cash.

Also in October 1997, the Company sold a 11.6 acre tract of Valley Ranch land for $1.2 million in cash. The net cash proceeds of $990,000, after the payment of various closing costs associated with the sale, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to the lender in December 1997, in conjunction with the payoff of the loan. The Company recognized a gain of $629,000 on the sale.

In November 1997, the Company sold two tracts of Valley Ranch land, totaling 8 acres, for $577,000 in cash. The net cash proceeds of $451,000, after the payment of various closing costs associated with the sale, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to the lender in December 1997 in conjunction with the payoff of the loan. The Company recognized a gain of $216,000 on the sale.

Also in November 1997, the Company purchased Hollywood Casino land, a 51.7 acre parcel of undeveloped land in Farmers Branch, Texas, for $11.1 million. The Company paid $3.6 million in cash and obtained new mortgage financing of $7.5 million. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in December 1999.

In December 1997, the Company sold a 5.1 acre tract of the Valley Ranch land, for $430,000 in cash. The net cash proceeds of $353,000, after the payment of various closing costs associated with the sale, were

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land. The certificate of deposit was released to the lender in December 1997, in conjunction with the payoff of the loan. The Company recognized a gain of $203,000 on the sale.

Also in December 1997, the Company purchased Valley Ranch III land, a 12.5 acre parcel of undeveloped land in Irving, Texas, for $2.1 million. The Company paid $527,000 in cash with the seller providing purchase money financing of the remaining $1.6 million of the purchase price. The financing bears interest at 10.0% per annum, requires the payment of principal and interest at maturity, and matures in December 1998.

Further in December 1997, the Company purchased Stagliano land, a 3.2 acre parcel of undeveloped land in Farmers Branch, Texas, for $500,000 in cash.

In December 1997, the Company sold a 32.0 acre tract of Parkfield land in Denver, Colorado, for $1.2 million in cash. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $1.1 million, to paydown the term loan in exchange for the lender's release of its collateral interest in such land. The Company recognized a gain of $372,000 on the sale.

Also in December 1997, the Company exchanged a 43.0 acre tract of Valley Ranch land for Preston Square, a 35,508 square foot shopping center in Dallas, Texas. In accordance with the provisions of the term loan securing the Valley Ranch land, the Company paid $2.8 million to the lender in exchange for the lender's release of its collateral interest in such land. Simultaneously, the Company obtained new mortgage financing of $2.5 million secured by the shopping center. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in December 1999. The Company recognized no gain or loss on the exchange.

Further in December 1997, the Company sold two parcels of Valley Ranch land, totaling 25.1 acres, for $3.3 million. The Company received net cash proceeds of $2.1 million and provided an additional $891,000 in purchase money financing. The purchase money financing bore interest at 10.0% per annum and matured in January 1998. The Company received a $624,000 paydown on the purchase money financing in January with the remainder being deferred until a zoning issue is resolved. In accordance with the provisions of the term loan secured by such parcel, the Company applied the net cash proceeds of $2.1 million to payoff the term loan secured by such parcel, the lender releasing its collateral interest in the remaining Valley Ranch land. The Company recognized a gain of $1.8 million and deferred an additional $267,000 until the zoning issue is resolved.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.        REAL ESTATE (Continued)

In December 1997, the Company sold Park Plaza, a 105,507 square foot shopping center in Manitowoc, Wisconsin, for $4.9 million in cash. The Company received net cash of $1.6 million, after the payoff of $3.1 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $105,000 on the sale.

Also in December 1997, the Company sold Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash proceeds of $3.5 million and provided an additional $6.9 million of short term purchase money financing that was paid in full in January 1998. On the payoff of the purchase money financing the Company received net cash of $1.5 million after the payoff of $5.2 million in underlying mortgage debt, and the payment of various closing costs associated with the sale. The Company recognized a gain of $3.7 million on the sale.

In November 1991, the Company transferred the Porticos Apartments to Income Opportunity Realty Investors, Inc. ("IORI"), an equity investee, in satisfaction, at the time, of the Company's $3.6 million obligation to IORI. The Company recorded a deferred gain of $3.0 million on the transfer. In June 1997, IORI sold the property, and accordingly the Company recognized such previously deferred gain. See NOTE 6. INVESTMENT IN EQUITY INVESTEES."

In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1996, 188 of the residential lots had been sold. During 1997, 9 additional lots were sold for an aggregate gain of $17,000. At December 31, 1997, one lot remained to be sold.

In 1996, the Company sold a total of 39.1 acres of land in Las Colinas, Texas in four separate transactions for a total of $6.8 million. The Company applied the $6.5 million net cash proceeds to paydown the term loans secured by such land. The Company recognized gains totaling $3.7 million from such sales.

In 1996, the Company purchased a single family residence, a hotel and a total of 1,368.5 acres of land for a total of $57.5 million. In connection with these acquisitions, the Company obtained new or seller financing totaling $41.3 million. The mortgages bear interest at rates ranging from 9% to 15% per annum, required monthly payments of principal and interest totaling $491,479 and matured from June 1998 to December 1999.

                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.        ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                   1997         1996         1995
                                                 --------     --------     -------
Balance January 1, ...........................    $3,926      $ 7,254      $ 8,201
Amounts charged off ..........................    (1,528)        --           (947)
Writedown of property ........................      --         (3,328)        --
                                                  ------      -------      -------
Balance December 31, .........................    $2,398      $ 3,926      $ 7,254
                                                  ======      =======      =======

NOTE 6.        INVESTMENTS IN EQUITY INVESTEES

The Company's investment in equity investees at December 31, 1997, includes (i) equity securities of three publicly traded real estate investment trusts, Continental Mortgage and Equity Trust ("CMET"), IORI and Transcontinental
Realty Investors, Inc. ("TCI") (collectively the "REITs"), (ii) units of limited partner interest of NRLP, (iii) a general partner interest in NRLP and NOLP, the operating partnership of NRLP, through its 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. Gene E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992, is a general partner of SAMLP, the general partner of NRLP and NOLP and was a director and Chief Executive Officer of SAMI until May 15, 1996. Randall M. Paulson, an Executive Vice President of the Company, serves as the sole director of SAMI and as President of the REITs, SAMI and Basic Capital Management, Inc. ("BCM"), the Company's advisor. In addition, BCM serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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

Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 10. "MARGIN BORROWINGS."


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.         INVESTMENTS IN EQUITY INVESTEES (Continued)

The Company's investment in entity investees accounted for using the equity method, at December 31, 1997 was as follows:

                                                                                   Equivalent
                                Percentage               Carrying                   Investee
                             of the Company's            Value of                  Book Value              Market Value
                               Ownership at            Investment at                   at                of Investment at
Investee                     December 31, 1997        December 31, 1997          December 31, 1997       December 31, 1997
--------                     -----------------        -----------------          -----------------       -----------------
NRLP ....................          54.4%                  $ 11,479                   $   *                  $  83,018
CMET ....................          40.6                     14,939                     35,745                  25,733
IORI ....................          29.7                      3,511                      7,439                   5,176
TCI .....................          30.6                      8,378                     26,652                  20,664
                                                          --------                                          ---------
                                                            38,307                                           $134,591
                                                          ========                                          =========
General partner
  interest in NRLP and NOLP                                  6,230
Other .....................                                  1,314
                                                          --------
                                                          $ 45,851
                                                          ========

-----------------

* At December 31, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $198.9 million. Revaluation equity is defined as the difference between the estimated current value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company's investment in entity investees accounted for using the equity method, at December 31, 1996 was as follows:

                                                                                        Equivalent
                                  Percentage                  Carrying                   Investee
                                of the Company's              Value of                  Book Value            Market Value
                                  Ownership at               Investment at                  at             of Investment at
Investee                       December 31, 1996          December 31, 1996          December 31, 1996     December 31, 1996
--------                       -----------------          -----------------          -----------------     -----------------
NRLP .........................       54.4%                     $14,421                     $   -- *             $ 44,997
CMET .........................       40.6                       14,141                      32,148                18,789
IORI .........................       29.6                        2,719                       6,625                 4,838
TCI ..........................       30.5                        6,318                      24,204                13,131
                                                               -------                                          --------
                                                                37,599                                          $ 81,755
                                                                                                                ========
General partner
  interest in NRLP and NOLP...                                   6,607
Other ........................                                  (2,234)
                                                               -------
                                                               $41,972
                                                               =======

-----------------------

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

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1997, as its liquidity has permitted.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell, Ltd."), which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owns a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell, Ltd. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures in April 2000. In July 1997, the Company purchased an additional 9% general partner interest in Campbell, Ltd. for $868,000 in cash.

In June 1996, a newly formed limited partnership, of which the Company is the general partner, purchased 580 acres of undeveloped land in Collin County, Texas for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership with the remaining $5.6 million being contributed by the limited partner. The partnership agreement designates the Company as the managing general partner. In September 1996, the partnership obtained financing of $2.8 million secured by the 580 acres of land and personal guarantee of the limited partner. The Partnership agreement also provides that the limited partner receive a 12% preferred cumulative return on his investment before any sharing of partnership profits occurs. In April 1997, the partnership sold a 35.0 acre tract for $1.3 million in cash. The net sales proceeds of $1.2 million were distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $884,000 on the sale. In July 1997, the Partnership sold a 24.6 acre tract for $800,000 in cash. In accordance with the terms of the term loan secured by such property, $197,000 of the net sales proceeds were used to paydown such term loan. The remaining $545,000 was distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $497,000 on the sale. In September 1997, the partnership sold a 77.2 acre tract for $1.5 million in cash. In accordance with the terms of the term loan secured by such property, the net sales proceeds were used to paydown such term loan. The partnership recognized a gain of $704,000 on the sale. In October 1997, the partnership sold a 96.5 acre tract for $1.7 million in cash. In

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.            INVESTMENTS IN EQUITY INVESTEES (Continued)

accordance with the terms of the term loan secured by such property, $548,000 of the net sales proceeds were used to paydown such term loan and the remaining $1.1 million being distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $691,000 on the sale. In December 1997, the partnership sold a 94.4 acre tract for $2.5 million in cash. Of the net sales proceeds, $1.8 million was distributed to the limited partner and $572,000 was distributed to the Company as general partner in accordance with the partnership agreement. The partnership recognized a gain of $1.4 million on the sale. In January 1998, the partnership sold a 155.4 acre tract for $2.9 million. The partnership received $721,000 in cash and provided purchase money financing of an additional $2.2 million. Of the net sales proceeds, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The purchase money financing bears interest at 12% per annum, requires monthly payments of interest only and matures in July 1998. The partnership recognized a gain of $1.2 million on the sale.

In September 1997, a newly formed limited partnership, of which the Company is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of undeveloped land in Denton County, Texas, for $16.0 million in cash. The Company contributed $3.6 million in cash to the partnership with the remaining $12.4 million being contributed by the other limited partners. The partnership agreement designates the Company as the managing general partner. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, the Company receiving $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return on their investment before any sharing of partnership profits occurs. One of the limited partners in the partnership is also a limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In January 1992, the Company entered into a partnership agreement with an entity affiliated with a limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock, that acquired 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1996, 197 of the residential lots had been sold. During 1997, an additional 17 lots were sold with 73 lots remaining to be sold at December 31, 1997. During 1997, each partner received $21,000 in return of capital distributions and $12,000 in profit distributions.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.           INVESTMENTS IN EQUITY INVESTEES (Continued)

 Set forth below are summary financial data for equity investees owned over 50%:

                                            1997        1996
                                         ---------    --------
 Property and notes
   receivable, net ...................    $236,367     $240,552
 Other assets ........................      43,213       59,409
 Notes payable .......................    (339,102)    (352,441)
 Other liabilities ...................     (17,311)     (19,294)
                                          --------     --------
 Equity ..............................    $(76,833)    $(71,774)
                                          ========     ========

                                            1997          1996         1995
                                          ---------    ---------     --------
 Revenues...........................      $ 124,521     $124,044      $110,892
   Depreciation.....................        (10,418)     (11,148)      (10,268)
   Interest.........................        (34,481)     (34,640)      (34,956)
   Operating expenses...............        (79,463)     (78,043)      (69,572)
                                           --------     --------      --------
   Income (loss) before gains on
     sale of real estate and
     extraordinary gains............            159          213        (3,904)

   Gains on sale of real estate.....          8,356           61         7,701
                                           --------     --------      --------
   Net income.......................       $  8,515     $    274      $  3,797
                                           ========     ========      ========

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's equity share of:

                                            1997          1996         1995
                                          ---------    ---------     --------
Income (loss) before gains on
   sale of real estate..............       $   817      $  270       $(1,767)
Gains on sale of real estate........         3,022          --         1,884
                                           -------      ------       -------
Net income..........................       $ 3,839      $  270       $   117
                                           =======      ======       =======

Set forth below are summary financial data for equity investees owned less than 50%:


                                           1997        1996
                                         ---------    --------
Property and notes
   receivable, net................       $ 631,825    $ 501,097
Other assets......................          80,789       57,877
Notes payable.....................        (483,064)    (358,203)
Other liabilities.................         (28,326)     (19,849)
                                         ---------    ---------
Equity............................       $  201,22    $ 180,922
                                         =========    =========

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.           INVESTMENTS IN EQUITY INVESTEES (Continued)


                                           1997           1996              1995
                                       ------------   ------------     --------------

Revenues ...........................   $    129,531   $    101,246     $     94,730
Depreciation .......................        (17,429)       (14,408)         (13,950)
Provision for losses ...............         (1,337)           844             (541)
Interest ...........................        (38,537)       (30,401)         (28,102)
Operating expenses .................        (85,387)       (69,698)         (65,471)
                                       ------------   ------------     ------------
(Loss) before gains on sale of
   real estate and extra-
   ordinary gains ..................        (13,159)       (12,417)         (13,334)
Gains on sale of real estate .......         34,297         11,701            5,822
Extraordinary gains ................           --            1,068            1,437
                                       ------------   ------------     ------------
Net income (loss) ..................   $     21,138   $        352     $     (6,075)
                                       ============   ============     ============

The Company's equity share of:


                                         1997             1996          1995
                                       ---------        --------      --------
(Loss) before gains on sale of
   real estate and extra-
   ordinary gains...................    $ (3,703)       $ (2,911)     $(3,356)
Gains on sale of real estate........                       4,645        2,463
Extraordinary gains.................      10,524             381          783
                                        --------        --------      -------
Net income (loss)...................    $  6,821        $  2,115      $  (110)
                                        ========        ========      =======

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have been making quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In 1997, the Company received distributions totaling $1.4 million from the REITs and $1.4 million from the REITs from NRLP and accrued an additional $6.7 million in NRLP and TCI distributions that were not received until January 1998. In 1996, the Company received total distributions from the REITs of $2.1 million and $6.9 million from NRLP. At December 31, 1995, the Company accrued $3.3 million in NRLP distributions which were received January 2, 1996.

The Company's investments in the REITs and NRLP were initially acquired in 1989. In 1997, the Company purchased an additional $172,000 of equity securities of the REITs and NRLP.

NOTE 7.           ACQUISITION OF PIZZA WORLD SUPREME, INC.

In April 1996, a newly formed subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of Pizza World Supreme, Inc. ("PWSI"), which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company held negotiations with underwriters to take such subsidiary public. The Company believed that such option would be exercised and further, that

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.            ACQUISITION OF PIZZA WORLD SUPREME, INC. (Continued)

the subsidiary would become publicly held approximately one year from its date of acquisition. Accordingly, the Company believed its control of such subsidiary was temporary and therefore accounted for such subsidiary under the equity method through April 1997. In May 1997, the Company acquired the remaining 20% of PWSI for $5.0 million and discontinued equity accounting. The sellers provided purchase money financing in the form of two $2.5 million term loans. The term loans bear interest at 8% per annum, require quarterly payments of interest only and mature in May 2007.

NOTE 8.            MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In 1997, the Company purchased $15.1 million and sold $10.6 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At December 31, 1997, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $850,000. In 1997, the Company realized a net gain of $154,000 from the sale of trading portfolio securities and received $107,000 in dividends. At December 31, 1996, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $486,000. In 1996, the Company realized a net gain of $29,000 from the sale of trading portfolio securities and received $163,000 in dividends. At December 31, 1995, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $998,000. In 1995, the Company realized a net gain of $349,000 from the sale of trading portfolio securities and received $852,000 in dividends and $238,000 in return of capital distributions on such securities. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 9.            NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                              1997                    1996
                                    -----------------------   ----------------------
                                    Estimated                              Estimated
                                      Fair         Book         Fair         Book
                                      Value        Value       Value         Value
                                    ---------    ---------    --------     ---------
Notes payable
   Mortgage loans ................  $ 84,050     $ 96,654     $ 40,680     $ 68,385
   Borrowings from financial
      institutions ...............   170,491      153,369       78,812       48,929
   Notes payable to affiliates....     7,342        4,570        1,658        4,176
                                    --------     --------     --------     --------
                                    $261,883      254,593     $121,150      121,490
                                    ========                  ========
   Interest payable (including....
      $4,836 in 1997 and $4,798
      in 1996 to affiliates)......                  7,393                     6,373
                                                 --------                  --------
                                                 $261,986                  $127,863
                                                 ========                  ========

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.      NOTES AND INTEREST PAYABLE (Continued)

Scheduled principal payments on notes payable are due as follows:

      1998....................................           $   89,049
      1999....................................               28,400
      2000....................................               17,771
      2001 ...................................               29,564
      2002....................................                8,083
      Thereafter..............................               81,726
                                                         ----------
                                                         $  254,593
                                                         ==========

Stated interest rates on notes payable ranged from 6.0% to 15% at December 31, 1997, and mature in varying installments between 1998 and 2007. At December 31, 1997, notes payable were collateralized by mortgage notes receivable with a net carrying value of $22.7 million and by deeds of trust on real estate with a net carrying value of $302.3 million. Excluded from interest expense in the accompanying Consolidated Statement of Operations is capitalized interest of $68,000 in 1997.

In May 1997, the Company financed a previously unencumbered 10.6 acre tract of BP Las Colinas land for $3.1 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in December 1999.

In May 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Pin Oak land. The mortgage bears interest at 12.5% per annum compounded monthly, and matures in February 1999. In January 1998, the Palm Dessert land was substituted for the Pin Oak land as collateral for the loan. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company obtained a second lien mortgage of $3.0 million secured by the Lewisville land. The mortgage bears interest at 12.5% per annum, compounded monthly and matures in February 1999. See
NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In June 1997, the Company refinanced the Valwood land for $15.8 million. The mortgage bears interest at the prime rate plus 4.5%, currently 13% per annum, requires monthly payments of interest only and matures in June 1998. The Company received net cash of $4.9 million, after the payoff of $6.2 million in existing mortgage debt secured by the property, an additional $3.0 million being applied to payoff the Jefferies land loan and $1.4 million being applied to paydown the Las Colinas I land term loan.

In July 1997, the Company obtained a third lien mortgage of $2.0 million secured by the Pin Oak land. The mortgage bore interest at 12.5% per annum, compounded monthly and matured in February 1998. The mortgage was paid in full in January 1998. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.        NOTES AND INTEREST PAYABLE

In September 1997, the Company refinanced the Las Colinas I land Double O tract for $7.3 million. The Company received net refinancing proceeds of $2.1 million, after the payoff of $5.0 million in existing mortgage debt. The mortgage bears interest at the prime rate plus 4.5%, currently 13% per annum, requires monthly payments of interest only and matures in October 1998.

In October 1997, the Company refinanced the Oaktree Village Shopping Center for $1.5 million. The Company received no net refinancing proceeds after the payoff of $1.4 million in existing mortgage debt and the payment of various closing costs associated with the financing. The note bears interest of 8.48% per annum, requires monthly payments of principal and interest of $13,000 and matures in November 2007.

Also in October 1997, the Company refinanced the Denver Merchandise Mart for $25.0 million. The Company received net refinancing proceeds of $10.2 million, after the payoff of $14.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The note bears interest at 8.3% per annum, requires monthly payments of principal and interest and matures in October 2012.

In November 1997, the Company obtained mortgage financing of $5.4 million secured by 33.9 acres of previously unencumbered Valwood land, Lacy Longhorn land, Thompson land, and Tomlin land. The Company received net financing proceeds of $4.8 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 13.5% per annum, requires monthly payments of interest only and matures in November 1998.

In December 1997, the Company refinanced the Inn at the Mart in Denver, Colorado, for $4.0 million. The Company received net refinancing proceeds of $1.4 million, after the payoff of $2.0 million in existing mortgage debt. The mortgage bears interest at 7.85% per annum, requires monthly payments of principal and interest of $35,000 and matures in January 2013.

In 1996, the Company purchased a single family residence, a hotel and a total of 1,368.5 acres of land for a total of $57.5 million. In connection with these acquisitions, the Company obtained new or seller financing totaling $41.3 million. The mortgages bear interest at rates ranging from 9% to 15% per annum, require monthly payments of principal and interest totaling $491,479 and mature from June 1998 to December 1999.

Also in 1996, the Company refinanced the mortgage debt secured by a wraparound mortgage note receivable, the Denver Merchandise Mart and an office building and obtained mortgage financing for two previously unencumbered hotels, in the total amount of $39.8 million. The Company received net cash of $23.0 million after the payoff of $10.4 million in existing mortgage debt and the payment of various costs associated with

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.        NOTES AND INTEREST PAYABLE

the financings. The mortgages bore interest rates from 9.5% to 16.5% per annum, required monthly payments of principal and interest totaling $404,500 and matured October 1997 to September 2001.

Notes payable to affiliates at December 31, 1997 and 1996 include a $4.2 million note due to NRLP as payment for SAMLP's general partner interest in NRLP. The note bears interest at 10% per annum compounded semi-annually and is due at the earlier of September 2007, the liquidation of NRLP or the withdrawal of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

NOTE 10.       MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings were $53.3 million at December 31, 1997, and $40.0 million at December 31, 1996, 39.7% and 34.5%, respectively, of the market values of such equity securities at such dates.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million. The loan is secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. As of December 31, 1997, 3,349,169 NRLP units with a market value of $80.8 million were pledged as security for such loan.

NOTE 11.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of the REITS owned by the Company and Common Stock of the Company owned by BCM, with a market value at the time of $4.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan. The loan was paid in full by the proceeds of a new $4.0 million loan from another financial institution secured by a pledge of equity securities of the REITS owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $10.4 million. The Company received $2.0 million in net cash after the payoff of the $2.0 million loan.

In September 1996, the August 1996 lender made a second $2.0 million loan. The second loan is also secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM with a market value of $9.1 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan. The loan matures in July 1998.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

In January 1998, the December 1997 lender made a second $2.0 million loan. This loan is secured by a pledge of Common Stock in the Company owned by BCM with a market value at the time of $4.7 million. The Company received $2.0 million in net cash.

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. See NOTE 9. "NOTES AND INTEREST PAYABLE." In January 1998, one of the loans in the amount of $2.0 million was paid in full. In September 1997, the limited partner also became a 22.5% limited partner in a newly formed limited partnership of which the Company is a 1% general partner and a 21.5% limited partner. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES" and NOTE 3. "NOTES
AND INTEREST PAYABLE" and NOTE 4. "REAL ESTATE."

NOTE 12.          DIVIDENDS

In June 1996, the Company's Board of Directors resumed the payment of dividends on the Company's Common Stock. The Company paid common dividends totaling $2.0 million or $.20 per share in 1997 and dividends totaling $1.5 million or $.15 per share in 1996. The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented ordinary income and 100% of the dividends paid in 1996 represented a return of capital.

NOTE 13.          PREFERRED STOCK

The Company's Series B 10% Cumulative Convertible Preferred Stock consists of a maximum of 4,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series B Preferred Stock is convertible between May 8, 1998 and June 8, 1998, into Common Stock of the Company at 90% of the average closing price of the Company's Common Stock on the prior 30 trading days. At December 31, 1997, 4,000 shares of Series B Preferred Stock were issued and outstanding.

The Company's Series C 10% Cumulative Convertible Preferred Stock consists of a maximum of 16,681 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series C Preferred Stock is convertible between November 25, 1998 and February 23, 1999, into Common Stock of the Company at 90% of the average closing price of the Company's Common Stock on the prior 30 trading days. At December 31, 1997, 16,681 shares of Series C Preferred Stock were issued and outstanding.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.          PREFERRED STOCK (Continued)

The Company's Series D 9.50% Cumulative Preferred Stock consists of a maximum of 91,000 shares with a par value of $2.00 per share and a liquidation preference of $20.00 per share. Dividends are payable at the rate of $1.90 per year of $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Class A limited partner units of Ocean Beach Partners, L.P. may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units held may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 1997, none of the Series D Preferred Stock was issued.

The Company's Series E 10% Cumulative Convertible Preferred Stock consists of a maximum of 80,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of 10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors for periods prior to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. Such Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. Beginning November 4, 1998, the Series E Preferred Stock may be converted into Common Stock of the Company at 80% of the average closing price of the Company's Common Stock on the prior 20 trading days. Up to 37.50% of the Series E Preferred Stock may be converted between November 4, 1998 and November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the original Series E Preferred Stock may be converted, and the remainder may be converted on or after November 4, 2001. At December 31, 1997, none of the Series E Preferred Stock was issued.

The Company's Series F 10% Cumulative Convertible Preferred Stock consists of a maximum of 7,500,000 shares with a par value of $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the rate of $1.00 per year or $.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors accruing cumulatively from August 16, 1998 and commencing on October 15, 1998. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the market value of the Company's Common Stock for the 20 trading days prior to conversion. At December 31, 1997, 2,000,000 shares of Series F Preferred Stock were issued and outstanding.

The Company's Series G 10% Cumulative Convertible Preferred Stock consists of a maximum of 11,000 shares with a par value of $2.00 per share, and a liquidation preference of $100.00 per share. Dividends are

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.          PREFERRED STOCK (Continued)

payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Company's Board of Directors. The Series G Preferred Stock is reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock, on or after October 6, 1999. The Series G Preferred Stock may be converted, after October 6, 2000, into Common Stock of the Company at 90% of the market value of the Company's Common Stock for the twenty trading days prior to conversion. At December 31, 1997, none of the Series G Preferred Stock was issued.

NOTE 14.  ADVISORY AGREEMENT

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

BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as Chairman of the Board and as a Director of the Company until November 16, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Ryan T. Phillips, a Director of the Company until June 6, 1996, is a director of BCM and a trustee of the trust that owns BCM. Karl L. Blaha, President and Director of the Company serves as Executive Vice President
- Commercial Asset Management of BCM. Oscar W. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997.

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

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  ADVISORY AGREEMENT (Continued)

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

NOTE 15.          PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, its office building and the Denver Merchandise Mart to Carmel Realty, Inc.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.          PROPERTY MANAGEMENT (Continued)

("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property- level management agreement with Carmel, Ltd.

NOTE 16.          ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                              1997             1996           1995
                                                            ---------        --------       --------
Fees
   Advisory and mortgage
      servicing .......................................     $   2,657        $  1,539       $  1,195
   Loan arrangement ...................................           592             806             95
Brokerage commissions .................................         7,586           1,889            905
Property and construction
      management and leasing
      commissions* ....................................           865             892          1,200
                                                            ---------        --------       --------
                                                            $  11,700        $  5,126       $  3,395
                                                            =========        ========       ========


   Cost reimbursements ................................     $   1,809        $    691       $    516
                                                            =========        ========       ========

--------------------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.        INDUSTRY SEGMENTS

                                                               Real           Pizza
 1997                                                         Estate          Parlor           Total
------                                                      ----------       ---------      --------
Revenues ..............................................     $  29,075        $ 17,926       $ 47,001
Income (loss) before income
     taxes ............................................        (4,007)          1,579         (2,428)
Identifiable assets ...................................       410,000          23,799        433,799
Depreciation and amortization .........................         2,652             686          3,338
Capital expenditures ..................................        10,993           6,693         17,686

NOTE 18.        INCOME TAXES

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. At December 31, 1997, the Company had a tax net operating loss carryforwards of $21.0 million expiring through 2011.

At December 31, 1997, the Company has a deferred tax benefit of $8.0 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

The components of tax expense are as follows:

                                                               1997           1996            1995
                                                            ---------      ----------      ---------
Income tax provision
   Current.......................                           $      --      $       --      $       2
                                                            =========      ==========      =========

NOTE 19.            EXTRAORDINARY GAIN

In 1996, the Company recognized an extraordinary gain of $381,000 representing its equity share of TCI's extraordinary gain from the early payoff of debt and CMET's extraordinary gain from an insurance settlement.

In 1995, the Company recognized an extraordinary gain of $783,000 representing its equity share of TCI's extraordinary gain from early payoff of debt.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 20.            RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of an office building, a merchandise mart and shopping centers. The leases thereon expire at various dates through 2006. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 1997:

              1998...........................    $       3,747
              1999...........................            3,427
              2000...........................            2,773
              2001...........................            2,231
              2002...........................            1,875
              Thereafter.....................           10,746
                                                 -------------
                                                 $      24,799
                                                 =============

PWSI conducts the majority of its operations from leased facilities which includes an office, warehouse, and sixty-one pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 1997 or scheduled to open thereafter. The leases expire over the next twelve years. PWSI also leases vehicles under operating leases. the following is a schedule of minimum future rent commitments under operating leases as of December 31, 1997:

              1998..........................    $       2,133
              1999..........................            2,176
              2000..........................            2,007
              2001..........................            1,806
              2002..........................            1,773
              Thereafter....................            9,387
                                                -------------
                                                $      19,282
                                                =============

Total facilities and automobile rent expense relating to these leases was $1.3 million in 1997.

NOTE 21.        COMMITMENTS AND CONTINGENCIES

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 22.          QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1997 and 1996 (unaudited):

                                                  Three Months Ended
   1997                         March 31,     June 30,    September 30,  December 31,
----------                      --------      --------    -------------  ------------
Revenue ...................     $  7,499      $  9,667      $ 15,039      $ 17,766
Expense ...................       11,795        15,960        24,296        31,304
                                --------      --------      --------      --------

(Loss) from operations ....       (4,296)       (6,293)       (9,257)      (13,538)
Equity in income of
   investees ..............          280         4,970          (145)        5,555
Gains on sale of
   real estate ............        4,287         3,863         3,205         8,941
                                --------      --------      --------      --------
Net income (loss) .........          271         2,540        (6,197)          958

Preferred dividend
 requirement ..............          (50)          (49)          (49)          (58)
                                --------      --------      --------      --------
Net income (loss) appli-
 cable to common shares ...     $    221      $  2,491      $ (6,246)     $    900
                                ========      ========      ========      ========

Earnings per share
Net income (loss) .........     $    .02      $    .21      $   (.52)     $    .07
                                ========      ========      ========      ========


                                                   Three Months Ended
   1996                         March 31,    June 30,   September 30,  December 31,
----------                      ---------    --------   -------------  ------------
Revenue ...................     $ 6,790      $ 5,346      $ 7,306        $  7,537
Expense ...................       8,255        8,555        9,279          12,488
                                -------      -------      -------        --------
(Loss) from operations ....      (1,465)      (3,209)      (1,973)         (4,951)
Equity in income of
   investees ..............         678          271          661             394
Gains on sale of
   real estate ............         559          547        1,961             592
Extraordinary gain ........          13          247          121             --
                                -------      -------      -------        --------
Net income (loss) .........        (215)      (2,144)         770           (3965)

Preferred dividend
 requirement ..............        --            (17)         (48)            (48)
                                -------      -------      -------        --------
Net income (loss) appli-
 cable to common shares ...     $  (215)     $(2,161)     $   722        $ (4,013)
                                =======      =======      =======        ========

Earnings per share
Income (loss) before extra-
   ordinary gain ..........     $  (.02)     $  (.19)     $   .05        $   (.28)
Extraordinary gain ........        --            .02          .01             --
                                -------      -------      -------        --------
Net income (loss) .........     $  (.02)     $  (.17)     $   .06        $   (.28)
                                =======      =======      =======        ========

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23.          SUBSEQUENT EVENTS

In January 1998, the Company purchased El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash and assumed the existing mortgage of $164,000 with the seller providing purchase money financing of the remaining $481,000 of the purchase price. The assumed mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The financing bears interest at 8% per annum, requires semiannual principal and interest payments of $67,000 and matures in January 2002.

Also in January 1998, the Company purchased Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash with the seller providing purchase money financing of the remaining $1.5 million of the purchase price. The financing bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000.

Further in January 1998, the Company purchased JHL Connell land, a 7.7 acre parcel of undeveloped land in Carrollton, Texas, for $1.3 million in cash.

In February 1998, the Company purchased Scoggins land, a 314.5 acre parcel of undeveloped land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 14% per annum, requires quarterly payments of interest only, requires a principal paydown of $300,000 in May 1998, and matures in February 1999.

Also in February 1998, the Company purchased Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million. The mortgage bears interest at 18.5% per annum with the principal and interest being due at maturity in February 1999.

Further in February 1998, the Company financed the previously unencumbered Kamperman land in the amount of $1.6 million. The Company received net financing proceeds of $1.5 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0%, requires monthly payments of interest only and matures in February 2000.

In February 1998, the Company refinanced the Vineyards land in the amount of $3.4 million. The Company received net refinancing proceeds of $2.9 million, after the payoff of existing mortgage debt of $540,000. The note bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000.

Also in February 1998, the Company financed the unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net financing proceeds of $4.1 million after the payment of various closing

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 23.          SUBSEQUENT EVENTS (Continued)

costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices, after the buyer received a 12% return on its investment. Accordingly, the Company recorded a deferred gain of $5.6 million which was offset against the Company's investment in the partnership. In February 1998, the Company reacquired three of the properties for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgage of $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net cash of $3.9 million after the payoff of $3.7 million in existing mortgage debt and the payment of various costs associated with the financing. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments of a total of $66,000 and mature in February 2008. In addition, the Company received a refund of $230,000 from Carmel Realty, representing the commission the Company had paid on the sale of the properties in 1994.

In March 1998, the Company financed the previously unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above. The Company received net financing proceeds of $790,000 after the payment of various closing costs associated with the financing. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is also pledged as additional collateral for this loan.

                          AMERICAN REALTY TRUST, INC.               SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997




                                                             Cost            Gross Amounts
                                                           Capitalized    of Which Carried                             Life on Which
                                                           Subsequent to     at End of Year               Date          Depreciation
                                     Initial Cost    Con-  Acquisition  ----------------------  Accumu-    of           In Latest
                                 ------------------ struc- -----------      Building &           lated    Con-          Statement
                                        Building &  tion in  Improve-        Improve-    (1)    Depreci- struc- Date    of Operation
Property/Location    Encumbrances Land Improvements Progress  ments     Land   ments    Total    ation    tion Acquired is Computed
-----------------    ------------ ---- ------------ -------- --------   ----  -------  -------  -------   ---- -------- ------------
PROPERTIES HELD FOR INVESTMENT                                  (dollars in thousands)

OFFICE BUILDING
---------------
Rosedale Towers ......  $ 2,761  $   665  $ 3,769  $  --    $ 1,057  $   715  $ 4,776  $ 5,491  $ 1,150   1974  1990  10 - 40 years
   Roseville, MN

SHOPPING CENTERS
----------------
Collection ...........   14,688     --     20,210     --         36     --     20,246   20,246      169         1997  10 - 40 years
   Denver, CO
Oaktree Shopping
   Village ...........    1,538      192    1,431     --          7      192    1,438    1,630       77   1981  1995  10 - 40 years
   Lubbock, TX
One Hickory Center ...     --        335     --      1,821     --        335    1,821    2,156     --       (2) --             --
   Dallas, TX
Preston Square .......    2,538      389    1,555     --       --        389    1,555    1,944     --           1997  10 - 40 years
   Dallas, TX

MERCHANDISE MART
----------------
Denver Mart ..........   25,377    4,824    5,184     --     11,917    5,963   15,963   21,926    1,812  1965/  1992  10 - 40 years
   Denver, CO ........                                                                                   1986

HOTELS
------
Best Western Hotel ...    4,988    1,521    6,082     --        662    1,521    6,744    8,265      282   1983  1996  10 - 40 years
  Virginia Beach, VA
Inn at the Mart ......    4,000     --        302     --      2,253     --      2,555    2,555      175   1974  1994  10 - 40 years
   Denver, CO
KC Holiday Inn .......    8,995    1,110    4,535     --      2,321    1,110    6,856    7,966    1,422   1974  1993  10 - 40 years
   Kansas City, MO
Piccadilly Airport ...    5,335     --      7,834     --       --       --      7,834    7,834       33   1970  1997  10 - 40 years
   Fresno, CA
Piccadilly Chateau ...    2,245     --      3,906     --       --       --      3,906    3,906       16   1989  1997  10 - 40 years
   Fresno, CA
Piccadilly Shaws .....    6,195    2,392    9,567     --       --      2,392    9,567   11,959       40   1973  1997  10 - 40 years
   Fresno, CA
Piccadilly University     6,025     --     12,011     --       --       --     12,011   12,011       50   1984  1997  10 - 40 years
   Fresno, CA
Williamsburg
   Hospitality House .   11,815    4,049   16,195     --        496    4,049   16,690   20,739      145   1973  1997  10 - 40 years
Williamsburg, VA

SINGLE FAMILY RESIDENCE
-----------------------
Tavel Circle..........      154       53      214     --       --         53      214      267        9
   Dallas, TX           -------  -------  -------   ------  -------  ------- -------- --------   ------
                         96,654   15,530   92,795    1,821   18,749   16,719  112,176  128,895    5,380

PROPERTIES HELD FOR SALE
LAND
----
Atlanta, Atlanta, GA..    2,250(2)  11,052     --            (3,329)(3)  7,723    --     7,723     --     N/A   1990       --
Bad Lands, Duchense, UT    --           25     --              --           25    --        25     --           1992       --
BP Las Colinas,.......    2,627      7,318     --            (6,380)(4)    938    --       938     --     N/A   1995       --
   Las Colinas, TX
Chase Oaks, Plano, TX.    4,000      4,511     --     --       --        4,511     -     4,511     --     N/A   1997       --

                          AMERICAN REALTY TRUST, INC.               SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION         (Continued)
                                DECEMBER 31, 1997



                                                             Cost            Gross Amounts
                                                           Capitalized    of Which Carried                             Life on Which
                                                           Subsequent to     at End of Year               Date          Depreciation
                                     Initial Cost    Con-  Acquisition  ----------------------  Accumu-    of           In Latest
                                 ------------------ struc- -----------      Building &           lated    Con-          Statement
                                        Building &  tion in  Improve-        Improve-    (1)    Depreci- struc- Date    of Operation
Property/Location    Encumbrances Land Improvements Progress  ments     Land   ments    Total    ation    tion Acquired is Computed
-----------------    ------------ ---- ------------ -------- --------   ----  -------  -------  -------   ---- -------- ------------
PROPERTIES HELD FOR SALE - CONTINUED      (dollars in thousands)
LAND - Continued
----
Dalho ................   $  --     $   331   $ --   $ --   $     --     $   331 $  --    $   331   $ --     N/A   1997   --
Dowdy, Collin
   County, TX ........     1,509     1,949     --     --         --       1,949    --      1,949     --     N/A   1997   --
Hollywood Casino .....     7,474    11,581            --         --      11,581    --     11,581     --     N/A   1997   --
Jeffries Ranch, ......     1,084     1,178            --         --       1,178    --      1,178     --     N/A   1996   --
   Oceanside, CA
Kamperman, Collin
   County, TX ........      --       5,361     --     --   (4,125)(4)     1,237    --      1,237     --     N/A   1997   --
Katy Road, Harris
   County, TX ........     4,042     5,920            --         --        --     5,920     --      5,920   N/A   1997   --
Keller, Tarrant
   County, TX ........     4,000     6,897     --     --         --       6,897    --      6,897     --     N/A   1997   --
Lacy Longhorn, Farmers
   Branch, TX ........     1,350     1,908            --         --        --     1,908     --      1,908   N/A   1997   --
Las Colinas I, .......     9,126    14,076     --     --   (3,644)(4)    10,432    --     10,432     --     N/A   1995   --
   Las Colinas, TX
Lewisville, ..........     5,664     4,195     --     --         --       4,195    --      4,195     --     N/A   1996   --
   Lewisville, TX
McKinney Corners I,
   Collin County, TX .     2,500     3,686     --     --         --       3,686    --      3,686     --     N/A   1997   --
McKinney Corners II,
   Collin County, TX .     3,583     5,911     --     --         --       5,911    --      5,911     --     N/A   1997   --
McKinney Corners III,
   Collin County, TX .       532       954     --     --         --         954    --        954     --     N/A   1997   --
McKinney Corners IV,
   Collin County, TX .     1,455     2,679     --     --         --       2,679    --      2,679     --     N/A   1997   --
McKinney Corners V,
   Collin County, TX .       434     1,117     --     --         --       1,117    --      1,117     --     N/A   1997   --
Pantex, Collin
   County, TX ........     4,548     5,759     --     --         --       5,759    --      5,759     --     N/A   1997   --
Parkfield, Denver, CO      4,970     9,112     --     --     (184)(4)     8,928    --      8,928     --     N/A   1996   --
Palm Desert ..........     7,311    12,592     --     --         --      12,592    --     12,592     --     N/A   1997   --
Perkins, Collin
   County, TX ........      --       6,304     --     --   (6,304)(4)      --      --       --       --     N/A   1997   --
Pin Oak, Houston, TX .    10,497     6,781            --         --     (6,781)    --       --       --     N/A   1996   --
Pioneer Crossing .....    16,125    23,254            --         --        --    23,254     --     23,254   N/A   1997   --
   Austin, TX
Rasor ................     5,334    15,316     --     --   (3,357)(4)    11,959    --     11,959     --     N/A   1997   --
Rivertrails I, .......      --       1,139     --     --   (1,126)           13    --         13     --     N/A   1991   --
   Ft. Worth, TX
Santa Clarita ........     1,425     1,488     --     --         --       1,488    --      1,488     --     N/A   1997   --
Scout, Tarrant .......     1,425     2,388            --         --        --     2,388     --      2,388   N/A   1997   --
   County, TX
Stagliano ............      --         566     --     --         --         566    --        566     --     N/A   1997   --
Thompson .............     1,350       948     --     --         --         948    --        948     --     N/A   1997   --
Tomlin ...............     1,350     1,878     --     --         --       1,878    --      1,878     --     N/A   1997   --
Treefarm - LBJ, Dallas
   County, TX ........     1,956     2,568     --     --         --       2,568    --      2,568     --     N/A   1997   --




                                                             Cost            Gross Amounts
                                                           Capitalized    of Which Carried                             Life on Which
                                                           Subsequent to     at End of Year               Date          Depreciation
                                     Initial Cost    Con-  Acquisition  ----------------------  Accumu-    of           In Latest
                                 ------------------ struc- -----------      Building &           lated    Con-          Statement
                                        Building &  tion in  Improve-        Improve-    (1)    Depreci- struc- Date    of Operation
Property/Location    Encumbrances Land Improvements Progress  ments     Land   ments    Total    ation    tion Acquired is Computed
-----------------    ------------ ---- ------------ -------- --------   ----  -------  -------  -------   ---- -------- ------------
                             (dollars in thousands)
PROPERTIES HELD FOR SALE - CONTINUED

LAND - Continued
----
Valley Ranch ....... $     62 $ 16,592 $  --     $ --   $ (4,287)(4) $  12,305 $   --   $ 12,305  $ --     N/A   1996     --
   Irving, TX
Valley Ranch III ...    1,580    2,248    --       --       --           2,248     --      2,248    --     N/A   1997     --
Valwood, Dallas, TX    17,150   13,969    --       --       (239)       13,634       96   13,730    --     N/A   1996     --
Vineyards ..........    1,970    4,982    --       --       --           4,982     --      4,982    --     N/A   1997     --
   Grapevine, TX
Other (7 properties)     --        160    --       --                      160     --        160    --     N/A  Various   --
                     -------- -------- -------   ------ --------      -------- -------- --------  ------
                      128,683  218,694    --       --    (39,756)      178,842       96  178,938    --
                     -------- -------- -------   ------ --------      -------- -------- --------  ------
                     $225,337 $234,224 $92,795   $1,821 $(21,007)     $195,561 $112,272 $307,833  $5,380
                     ======== ======== =======   ====== ========      ======== ======== ========  ======


------------------
(1) The aggregate cost for federal income tax purposes is $288 million.
(2) Construction in progress on a 102,615 square foot office building in Dallas, Texas.
(3) Writedown of property to estimated net realizable value.
(4) Cost basis of assigned to portion of property sold.

                                                                    SCHEDULE III
                                                                     (Continued)



                           AMERICAN REALTY TRUST, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                         1997         1996         1995
                                       --------     --------     --------
                                            (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1, ............     $128,366     $ 70,495     $ 58,517


Additions
Acquisitions and improvements ....      201,955       61,649       23,196
Foreclosures .....................       20,226         --           --
Property received in settlement
  with insurance company .........         --           --          1,622

Deductions
Sales of real estate .............      (42,714)      (3,778)      (9,813)
Property transferred in settlement
  with insurance company .........         --           --        (3,027)
                                       --------     --------     --------

Balance at December 31, ..........     $307,833     $128,366     $ 70,495
                                       ========     ========     ========



Reconciliation of Accumulated Depreciation

Balance at January 1, ............     $  9,331     $  7,744     $  6,819

Additions
Depreciation .....................        2,244        1,587        1,250

Deductions
Sales of real estate .............       (6,195)        --           (325)
                                       --------     --------     --------


Balance at December 31, ..........     $  5,380     $  9,331     $  7,744
                                       ========     ========     ========

                                                                     SCHEDULE IV

                          AMERICAN REALTY TRUST, INC.
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1997

                                                                       Periodic
                                  Interest       Maturity              Payment                     Prior
   Description                     Rate (1)      Date (1)               Terms                      Liens
--------------------               --------      --------     --------------------------        -----------
                                                    (dollars in thousands)
FIRST MORTGAGE LOANS
Hall Land........................     10.00%       12/97      Principal and interest due       $      -
Secured by 4.2 acres of                                       at maturity.
residential land in Maricopa
County, Arizona.

Nak Chung Building................    8.00%        04/99      Interest due monthly.                   -
Secured by restaurant in                                      Principal to be paid down
Los Angeles, California.                                      to $50,000 by May 1, 1997,
                                                              balance due at maturity.

Webster & Banc Boston.............   Various      Various     Principal and interest monthly.         -
Secured by condominiums in Fort
Lauderdale, Florida.

WRAPAROUND MORTGAGE LOANS

Continental Hotel................     10.50%       06/99      Principal and interest                3,542
Secured by a hotel and casino                                 due monthly.  $500,000
in Las Vegas, Nevada.                                         principal payment due annually.

The Mills Corporation...........   2% of unpaid    01/98      Principal due at maturity.           10,497
Secured by 567.6 acres of         purchase price
land in Katy, Texas.

JUNIOR MORTGAGE LOANS

NO. SO. II......................      12.00%       02/98      Interest due monthly, with            1,317
Secured by shopping center in                                 principal reductions of
Columbia, South Carolina.                                     $25,000 due quarterly.
                                                              Principal balance due at
                                                              maturity.

Hall Land....................         10.00%       12/97      Principal and interest due              112
Secured by 4.2 acres of                                       at maturity.
residential land in Maricopa
County, Arizona.

R. Brooks Douglas............         10.00%       06/98      Principal and interest due              -
Secured by a single family                                    at maturity.
residence in Oklahoma.

Cat Valley Ranch, Ltd........         10.00%       01/98      Principal and interest due              -
Secured by 24 acres of land                                   at maturity.
in Irving, Texas.

                                                                          Principal Amount of
                                     Face               Carrying             Loan Subject to
                                  Amount of             Amount of          Delinquent Principal
   Description                    Mortgages           Mortgages (2)            or Interest
--------------------              ---------           -------------        --------------------
                                                 (dollars in thousands)
FIRST MORTGAGE LOANS
Hall Land........................  $    250           $     416                $  112
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

Nak Chung Building...............       100                  20                     -
Secured by restaurant in
Los Angeles, California.


Webster & Banc Boston............       158                  75                     -
Secured by condominiums in Fort
Lauderdale, Florida.

WRAPAROUND MORTGAGE LOANS

Continental Hotel................    27,600              22,713                     -
Secured by a hotel and casino
in Las Vegas, Nevada.

The Mills Corporation...........      6,876               6,876                     -
Secured by 567.6 acres of
land in Katy, Texas.

JUNIOR MORTGAGE LOANS

NO. SO. II......................        852                  79                     -
Secured by shopping center in
Columbia, South Carolina.



Hall Land....................            71                  82                    79
Secured by 4.2 acres of
residential land in Maricopa
County, Arizona.

R. Brooks Douglas............           100                 100                     -
Secured by a single family
residence in Oklahoma.

Cat Valley Ranch, Ltd........           891                 891                     -
Secured by 24 acres of land
in Irving, Texas.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1997

                                                                       Periodic
                                  Interest       Maturity              Payment                     Prior
   Description                     Rate (1)      Date (1)               Terms                      Liens
--------------------               --------      --------     --------------------------        -----------
                                                    (dollars in thousands)
OTHER
Mediterranean Villas(3)......                       09/04     Interest only monthly.                $     -
Secured by second and third                         09/04     Principal at maturity.                      -
liens on an apartment complex
in San Antonio, Texas.

Tanglewood Partnership.......    Variable           09/03     Interest only monthly.                      -
Secured by a partnership
interest.

                                                                                                    -------

                                                                                                    $15,468
                                                                                                    =======

Interest receivable

Deferred gains

Discounts

Allowance for estimated losses

                                                                          Principal Amount of
                                     Face               Carrying             Loan Subject to
                                  Amount of             Amount of          Delinquent Principal
   Description                    Mortgages           Mortgages (2)            or Interest
--------------------              ---------           -------------        --------------------
                                                 (dollars in thousands)

OTHER

Mediterranean Villas(3)......       $  1,000          $    1,000              $      -
Secured by second and third              300                 300                     -
liens on an apartment complex
in San Antonio, Texas.

Tanglewood Partnership.......          3,400                   -                     -
Secured by a partnership
interest.

                                    --------          ----------              ----------

                                    $ 41,598              32,552              $      191
                                    ========                                  ==========

Interest receivable                                          380

Deferred gains                                            (4,884)

Discounts                                                   (124)

Allowance for estimated losses                            (2,398)
                                                      ----------

                                                      $   25,526
                                                      ==========

---------------

(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1997. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

(2) The aggregate cost for federal income tax purposes is $32.9 million.

(3) Mortgage note is receivable from a partnership in which the Company is a 27% limited partner.

                                                                     SCHEDULE IV
                                                                     (Continued)





                           AMERICAN REALTY TRUST, INC.
                          MORTGAGE LOANS ON REAL ESTATE





                                           1997          1996          1995
                                        --------      --------      --------
                                                (dollars in thousands)

Balance at January 1, .............     $ 56,745      $ 58,119      $ 54,050


Additions
  New mortgage loans ..............        8,567           100          --
  Compounding of interest .........            8          --            --
Funding on existing loans .........          150           150         3,295


Deductions
  Collections of principal ........       (4,489)       (1,495)        1,590
Proceed on sale of notes receivable      (16,985)         --            --
Write-off of principal ............       (2,723)         (129)         (816)
  Foreclosures ....................       (8,721)         --            --
                                        --------      --------      --------



Balance at December 31, ...........     $ 32,552      $ 56,745      $ 58,119
                                        ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                     ______________________________________


                                    PART III


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Trust, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the Company's incumbent Board of Directors and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Directors (Continued)

KARL L. BLAHA: Age 50, Director (Affiliated) (since June 1996). President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993).

     Executive Vice President - Commercial Asset Management (since July 1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") Transcontinental Realty Investors, Inc. ("TCI"), and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and a corporation owned by BCM; Executive Vice President (October 1992 to July
     1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; Director and President (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February
     1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).


ROY E. BODE:  Age 50, Director (Independent) (since September 1996).

     Vice President of Public Affairs (since May 1992) of University of Texas Southwestern Medical Center; Editor (June 1988 to December 1991) of Dallas Times Herald; and Executive Board Member (since October 1996) of Yellow Rose Foundation for Multiple Sclerosis Research.


OSCAR W. CASHWELL:  Age 70, Director (Affiliated) (since November 1992).

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Directors (Continued)

AL GONZALEZ:  Age 61, Director (Independent) (since 1989).

     President (since March 1991) of AGE Refining, Inc.; President (January 1988 to March 1991) of Moody-Day Inc.; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April 1990) of Avacelle, Inc. ("Avacelle"); Director (1988 to 1992) of Greenbriar Corp.; and member (1987 to 1989) of the Dallas City Council.

CLIFF HARRIS:  Age 49, Director (Independent) (since 1997).

     President (since 1995) of Energy Transfer Group, L.L.C.; Project Development Vice President (1990 to 1995) of Marsh & McLennan; Vice Chairman (1990 to 1997) of the Dallas Rehabilitation Institute; Director (since 1992) of Court Appointed Special Advocates; and Director (since
     1989) of the NFL Alumni Association.

On March 18, 1992, Avacelle filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and an Order confirming its plan of Reorganization was entered October 18, 1993 by the United States Bankruptcy Court, Northern Division of Oklahoma. On April 21, 1997, Avacelle again filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Board Meetings and Committees

The Company's Board of Directors held seventeen meetings during 1997. For such year, no incumbent Director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.

The Company's Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Gonzalez (Chairman) and Bode. The Audit Committee met three times during 1997.

The Company's Board of Directors does not have nominating or compensation committees.

Executive Officers

The following persons in addition to Karl L. Blaha, currently serve as executive officers of the Company: Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

Financial Officer and Randall M. Paulson, Executive Vice President. Their positions with the Company are not subject to a vote of the Company's stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk, Holland and Paulson is set forth below.

BRUCE A. ENDENDYK:  Age 49, Executive Vice President (since January 1995).

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


THOMAS A. HOLLAND: Age 55, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

RANDALL M. PAULSON:  Age 51, Executive Vice President (since January 1995).

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


ROBERT A. WALDMAN: Age 45, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET, IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
     1989) of Red Eagle Resources Corporation.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Officers (Continued)

DREW D. POTERA: Age 38, Vice President (since December 1996), Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as advisor to the Company since February 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, who served as Chairman of the Board and a Director of the Company until November 16, 1992 and who also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Ryan T. Phillips, the son of Mr. Phillips and a Director of the Company until June 1996, is also a director of BCM and

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

a trustee of the trust for the benefit of the children of Mr. Phillips which owns BCM. Mr. Blaha, President and a Director of the Company, serves as Executive Vice President - Commercial Asset Management of BCM. Mr. Cashwell, a Director of the Company, served as Executive Vice President of BCM until January 10, 1997. Mr. Paulson, an Executive Vice President of the Company, also serves as President of BCM, SAMI, CMET, IORI and TCI and as the sole director of SAMI. Gene E. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 6, 1998, BCM owned 5,261,824 shares of the Company's Common Stock, approximately 49.1% of the shares then outstanding.

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

The directors and principal officers of BCM are set forth below:

MICKEY N. PHILLIPS:                    Director

RYAN T. PHILLIPS:                      Director

RANDALL M. PAULSON:                    President

KARL L. BLAHA:                         Executive Vice President - Commercial
                                       Asset Management

BRUCE A. ENDENDYK:                     Executive Vice President

THOMAS A. HOLLAND:                     Executive Vice President and Chief
                                       Financial Officer

A. CAL ROSSI, JR.:                     Executive Vice President

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

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)


Property Management (Continued)

BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, its office building and the Denver Merchandise Mart to Carmel Realty, which is company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Carmel, Ltd.

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

The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. Until April 1, 1998, the Company compensated such Independent Directors at a rate of $5,000 per year, plus $500 per Board of Directors meeting attended and $300 per Audit Committee meeting attended. During 1997, $48,673 was paid to Independent Directors in total Directors' fees for all meetings as follows: Roy E. Bode, $14,900; Dale A. Crenwelge, $15,340; Al Gonzalez, $13,100; and Cliff Harris, $5,333.

Effective April 1, 1998, the Company compensates Independent Directors at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $500.

In 1997, the Company's Board of Directors, including all of the Independent Directors, approved the Company's 1997 Stock Option Plan (the "Plan"). The Plan was approved by the Company's Stockholders at the Company's annual meeting of stockholders held on January 19, 1998. There are no stock options outstanding under the Plan.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1992 in shares of the Company's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.




====================================================================================================================
                                        1992           1993          1994         1995          1996          1997
--------------------------------------------------------------------------------------------------------------------
  THE COMPANY                           100.00        194.02        208.00        236.00        427.92        479.98
--------------------------------------------------------------------------------------------------------------------
  DJ EQUITY INDEX                       100.00        109.95        110.76        152.49        187.63        251.34
--------------------------------------------------------------------------------------------------------------------
  DJ REAL ESTATE
   INDEX                                100.00        117.07        111.35        137.60        184.73        220.96
====================================================================================================================

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 6, 1998.

                                                             Amount and Nature of                   Percent of
Name and Address of Beneficial Owner                         Beneficial Ownership                   Class (1)
------------------------------------                        ----------------------                  ----------
Basic Capital Management, Inc.                                    5,261,824   (2)                         49.1%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Davister Corp./Nanook Partners, L.P.                              1,669,436   (3)                         15.6%
10670 N. Central Expressway
Suite 640
Dallas, TX  75231

Continental Mortgage and Equity Trust                               818,088   (4)                          7.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas  75231

Ryan T. Phillips                                                  5,360,156   (2)(5)                      50.0%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

_________________________

(1) Percentages are based upon 10,711,921 shares outstanding as of March 6, 1998.

(2) Includes 5,261,824 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Ryan T. Phillips disclaims beneficial ownership of such shares.

(3) Each of the directors of Davister Corp., Ronald F. Akin, Ronald F. Bruce and Richard A. Green, may be deemed to be the beneficial owners by virtue of their positions as directors of Davister Corp. Messrs. Akins, Bruce and Green disclaim beneficial ownership of such shares.

(4) Each of the Trustees of CMET, Richard W. Douglas, Larry E. Harley, R. Douglas Leonhard, Murray Shaw, Ted P. Stokely, Martin L. White and Edward
     G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Trustees of CMET. The Trustees of CMET disclaim such beneficial ownership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)

(5) Includes 98,332 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 6, 1998.

                                                      Number of
                                                 Shares Beneficially                                 Percent of
Name of Beneficial Owner                                Owned                                        Class (1)
------------------------                   --------------------------------                          ----------

All Directors and                                    6,778,408     (2)(3)(4)                              73.3%
Executive Officers as a                                            (5)
group (8 persons)

___________________________

(1)  Percentage is based upon 10,711,921 shares outstanding as of March 6, 1998.

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

(3) Includes 5,261,824 shares owned by BCM over which Ryan T. Phillips may be deemed to be the beneficial owner by virtue of his position as a director of BCM. Ryan T. Phillips disclaims beneficial ownership of such shares.

(4) Includes 2,432 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power and an additional 332 shares held by Mr. Holland in an individual retirement account.

(5) Includes 500,000 shares owned by ND Investments, Inc., a wholly-owned subsidiary of the Company. Such shares are pledged as additional collateral for loans to the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

The By-laws of the Company as amended, provide, in accordance with Georgia law, that no contract or transaction between the Company and one or more of its Directors or officers, or between the Company and any

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for that reason, or solely because the Director or officer is present at or participates in the meeting of the Company's Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her votes are counted for such purpose, if one or more of the following three conditions are met: (i) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the Company's Board of Directors or the committee, and Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors constitute less than a quorum; (ii) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by vote of such stockholders; or (iii) the contract or transaction is fair to the Company as of the time it is authorized, approved or ratified by the Company's Board of Directors, a committee thereof, or the stockholders.

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

Certain Business Relationships

BCM, the Company's advisor, is a company of which Messrs. Blaha, Paulson, Endendyk and Holland serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, a trustee of which is Ryan T. Phillips. Ryan T. Phillips is the son of Gene E. Phillips, and served as a Director of the Company until June 1996 and serves as director of BCM.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

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

In March 1994, an entity affiliated with Ryan T. Phillips, a Director of the Company until June 1996, advanced BCM $893,000 on an unsecured demand note. The note bears interest at 10% per annum with interest only payable monthly. In February 1998, an entity affiliated with Ryan T. Phillips, advanced BCM an additional $1.7 million also on an unsecured demand note. This note bears interest at 7.5% per annum with interest only payable month.

BCM has advanced an entity affiliated with Ryan Phillips $1.1 million on an unsecured demand note. The note bore interest at 10% per annum with interest only payable monthly. The note was paid in full in February 1998.

Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, shopping centers, its office building and Denver Merchandise Mart to Carmel Realty, which is a company owned by First Equity.

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

Related Party Transactions

At December 31, 1996, the Company held a mortgage note receivable secured by an apartment complex in Merrillville, Indiana, with a principal balance of $3.5 million. The property is owned by a subsidiary of

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

Davister Corp., a general partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. The note matured in December 1996. The Company and borrower agreed to extend the note's maturity date to December 2000. As additional collateral for this loan, the Company received a second lien mortgage on another property owned by the borrower as well as the borrower's guarantee of the loan. In May 1997, the note plus accrued but unpaid interest was paid in full.

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. Such Class A units are convertible into Series D Cumulative Preferred Stock of the Company. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has also entered into put agreements with the holders of the Class A limited partner units of Valley Ranch Limited Partnership. Such Class A units are convertible into Series E Cumulative Convertible Preferred Stock of the Company which is further convertible into Common Stock of the Company. The put price for the Class A units is $1.00 per unit and the put price for either the Series E Preferred Stock or the Company's Common Stock is 80% of the average daily closing price of the Company's Common Stock on the 20 previous trading days.

BCM has also entered into put agreements with the certain holders of the Company's Series F Cumulative Convertible Preferred Stock. The put price for the Series F Preferred Stock is $10.00 per share plus any accrued and unpaid dividends for up to a maximum of 50,000 shares of Series F Preferred Stock.

In August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of CMET, IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $4.0 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan. The loan was paid in full by the proceeds of a new $4.0 million loan from another financial institution secured by a pledge of equity securities of CMET IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $10.4 million. The Company received $2.0 million in net cash after the payoff of the $2.0 million loan.

In September 1996, the August 1996 lender made a second $2.0 million loan. The second loan is also secured by a pledge of equity securities of the CMET, IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value of $9.1 million. The Company received $2.0 million in net cash after the payment of closing costs associated with the loan. The loan matures in July 1998.

In January 1998, the December 1997 lender made a second $2.0 million loan. This loan is also secured by a pledge Common Stock of the Company owned by BCM with a market value at the time of $4.7 million. The Company received $2.0 million in net cash.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

In 1997, the Company paid BCM and its affiliates $2.6 million in advisory and mortgage servicing fees; $7.6 million in real estate brokerage commissions; $592,000 in loan arrangement fees and $865,000 in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, in 1997 BCM received cost reimbursements from the Company of $1.8 million.

In October 1997, the Company entered into leases with BCM and Carmel Realty for space at the Company's One Hickory Center Office Building, which is currently under construction. The BCM lease, effective upon the completion of the building, is for 50,574 square feet (approximately 50% of the building), has a term of ten years and provides for annual base rent of $974,000 per year for the first year or $19.25 per square foot increasing to $1.3 million in the tenth year or $24.90 per square foot. The Carmel Realty lease, also effective upon completion of the building, is for 25,278 square feet (approximately 25% of the building) has a term of 15 years, and provides for annual base rent of $487,050 per year for the first year or $19.25 per square foot increasing to $964,000 in the fifteenth year or $38.15 per square foot.

Effective January 1, 1998, Carmel Realty entered into a master lease for 23,813 square feet of space at the Company's Denver Merchandise Mart. The lease has a term of three years and provides for annual rent of $358,000 or $15.00 per square foot.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1997 and 1996

Consolidated Statements of Operations -
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation

Schedule IV  - Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3. Incorporated Financial Statements

Consolidated Financial Statements of National Realty, L.P. (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1997).

Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1997).

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

4. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                            Description
-------    -------------------------------------------------------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                            Description
-------    -------------------------------------------------------------------------------------------------------
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

 3.9      Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the
          Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and
          Qualifications, Limitations or Restrictions thereof of Special Stock of Series F 10% Cumulative Preferred
          Stock, increasing the number of authorized shares, dated April 21, 1997 (incorporated by reference to Exhibit
          No. 3.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

 3.10     Restated Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights,
          and Qualifications, Limitations or Restrictions thereof of Special Stock of Series G 10% Cumulative Preferred
          Stock,  dated April 21, 1997 (incorporated by reference to Exhibit No. 3.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997).

 3.11     Articles of Amendment to the Articles of Incorporation of American Realty Trust, Inc. increasing the number of authorized shares of Common Stock to 100,000,000 shares, dated March 26, 1998 filed herewith.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                            Description
-------    -------------------------------------------------------------------------------------------------------

 10.3     Amendment No. 2 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management,
          Inc., formerly National Realty Advisors, Inc., dated August 1, 1990 (Incorporated by reference to Exhibit
          No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 10.4     Amendment No. 3 to the Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management,
          Inc., formerly National Realty Advisors, Inc., dated October 1, 1991 (incorporated by reference to Exhibit No.
          10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.5     Amended and Restated Advisory Agreement between American Realty Trust, Inc. and Basic Capital Management,
          Inc., dated April 1, 1997 (incorporated by reference to Exhibit No. 10.0 to the Registrant's Quarterly Report
          on Form 10-Q for the quarter ended March 31, 1997).

 10.6     Loan Servicing Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly
          National Realty Advisors, Inc., dated as of October 4, 1989 (incorporated by reference to Exhibit No. 10.16 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

 21.0     Subsidiaries of the Registrant, filed herewith.

 27.0     Financial Data Schedule, filed herewith.


(b)       Reports on Form 8-K:

          A Current Report on Form 8-K, dated October 16, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item
          7. "Financial Statements and Exhibits," which reports the acquisition of the Collection Retail and Commercial Center and the Piccadilly Hotels, filed October 24, 1997 and as amended on Form 8-K/A, filed December 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN REALTY TRUST, INC.




Dated:     March 30, 1998               By:    /s/ Karl L. Blaha
      -------------------------            ---------------------------------
                                                Karl L. Blaha
                                             Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





By:    /s/ Karl L. Blaha                By:    /s/ Oscar W. Cashwell
   ----------------------------            ---------------------------------
          Karl L. Blaha                      Oscar W. Cashwell
          Director and President             Director





By:    /s/ Roy E. Bode                  By:    /s/ Cliff Harris
   ----------------------------            ---------------------------------
          Roy E. Bode                        Cliff Harris
          Director                           Director





                                        By:    /s/ Al Gonzalez
                                           ---------------------------------
                                             Al Gonzalez
                                             Director




By:    /s/ Thomas A. Holland
   ----------------------------
          Thomas A. Holland
          Executive Vice President and
          Chief Financial Officer
          (Principal Financial and
           Accounting Officer)



Dated:     March 30, 1998

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      FOR THE YEAR ENDED DECEMBER 31, 1997





Exhibit                                                          Page
Number                        Description                        Number
-------     ------------------------------------------------     ------
 3.11       Articles of Amendment to the Articles of             131
            Incorporation of American Realty Trust, Inc.
            increasing the number of authorized shares of
            Common Stock to 100,000,000 shares, dated
            March 26, 1998.

 21.0       Subsidiaries of Registrant.                          132


 27.0       Financial Data Schedule.                             133
