Form 10-Q/A
period 1997-09-30
AMERICAN REALTY TRUST INC
filed 1998-05-01
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 4


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                           -------------------------------

                          Commission File Number 1-9948


                           AMERICAN REALTY TRUST, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                               54-0697989
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas           75231
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
Yes  X    No
    ----     ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                    10,711,921
----------------------------          ----------------------------------
          (Class)                     (Outstanding at October 31, 1997)

This Form 10-Q/A Amendment No. 4 amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - page 35.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the nine months ended September 30, 1996 to a loss of $117,000 for the nine months ended September 30, 1997. The decreases are primarily due to a $2.1 million and a $1.6 million increase in unrealized losses on trading portfolio securities offset by decreases of $688,000 and $133,000 in realized losses incurred on the sale of trading portfolio securities.

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

General and administrative expenses increased from $618,000 and $1.9 million for the three and nine months ended September 30, 1996 to $2.3 million and $4.7 million for the three and nine months ended September 30, 1997. The increase is primarily attributable to legal fees and travel expenses incurred in 1997 relating to pending acquisitions and refinancings, increases in advisor cost reimbursements, and the inclusion of the general and administrative expenses of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

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


                                    AMERICAN REALTY TRUST, INC.






Date:   May 1, 1998                By:  /s/ Karl L. Blaha
     ---------------------------      -----------------------------------
                                      Karl L. Blaha
                                      President






Date:   May 1, 1998                By:  /s/ Thomas A. Holland
     ---------------------------      -----------------------------------
                                      Thomas A. Holland
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)