Form 10-Q
period 1998-03-31
AMERICAN REALTY TRUST INC
filed 1998-05-14
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998
                                 ----------------


                          Commission File Number 1-9948
                                                --------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                          10,711,921
----------------------------                -------------------------------
          (Class)                           (Outstanding at April 30, 1998)

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

                           AMERICAN REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                    1998            1997
                                                                 ----------      ----------
                                                                   (dollars in thousands)
                     Assets

Notes and interest receivable
   Performing (including $1,307 in 1997 from
       affiliates) .........................................     $      268      $    9,300
   Nonperforming, nonaccruing ..............................         18,779          18,624
                                                                 ----------      ----------
                                                                     19,047          27,924

Less - allowance for estimated losses ......................         (2,398)         (2,398)
                                                                 ----------      ----------
                                                                     16,649          25,526

Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1997) ...........................        200,910         178,938


Real estate held for investment, net of accumulated
   depreciation ($6,265 in 1998 and $5,380 in 1997) ........        132,692         123,515

Pizza parlor equipment, net of accumulated
   depreciation ($1,085 in 1998 and $905 in 1997) ..........          7,183           6,693

Marketable equity securities, at market value ..............          5,018           6,205
Cash and cash equivalents ..................................            974           5,347
Investments in equity investees ............................         48,598          45,851
Intangibles, net of accumulated amortization,
   ($737 in 1998 and $704 in 1997) .........................         15,152          15,230
Other assets ...............................................         24,019          26,494
                                                                 ----------      ----------

                                                                 $  451,195      $  433,799
                                                                 ==========      ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                                  March 31,     December 31,
                                                                    1998            1997
                                                                 ----------      ----------
                                                                   (dollars in thousands)
        Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($11,700 in 1998 and
   $11,400 in 1997 to affiliates) ..........................     $  292,301      $  261,986
Margin borrowings ..........................................         53,775          53,376
Accounts payable and other liabilities (including
   $21,200 in 1998 and $22,825 in 1997 to
   affiliate) ..............................................         30,825          34,442
                                                                 ----------      ----------

                                                                    376,901         349,804


Minority interest ..........................................         20,542          20,542


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
       Series B, 4,000 shares in 1998 and 1997
         (liquidation preference $400) .....................              8               8
       Series C, 16,681 shares in 1998 and 1997
         (liquidation preference $1,668) ...................             33              33
       Series F, 2,000,000 shares in 1998 and 1997
         (liquidation preference $20,000) ..................          4,000           4,000
Common stock, $.01 par value; authorized
   100,000,000 shares, issued 13,479,348 shares
   in 1998 and 1997 ........................................            135             135
Paid-in capital ............................................         84,943          84,943
Accumulated (deficit) ......................................        (35,339)        (25,638)
Treasury stock at cost, 2,767,427 shares in 1998
   and 1997 ................................................            (28)            (28)
                                                                 ----------      ----------

                                                                     53,752          63,453
                                                                 ----------      ----------

                                                                 $  451,195      $  433,799
                                                                 ==========      ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Three Months
                                                                          Ended March 31,
                                                                 --------------------------------
                                                                      1998              1997
                                                                 -------------      -------------
                                                                      (dollars in thousands,
                                                                         except per share)
Income
   Sales ...................................................     $       6,753      $          --
   Rents ...................................................            11,567              5,908
   Interest ................................................               138              1,121
   Other ...................................................              (209)               470
                                                                 -------------      -------------
                                                                        18,249              7,499
Expenses
   Cost of sales ...........................................             5,780                 --
   Property operations .....................................             9,663              4,453
   Interest ................................................             9,536              5,204
   Advisory and servicing fees to affiliate ................               760                424
   General and administrative ..............................             2,285                795
   Depreciation ............................................             1,232                547
   Minority interest .......................................               488                372
                                                                 -------------      -------------
                                                                        29,744             11,795
                                                                 -------------      -------------

(Loss) from operations .....................................           (11,495)            (4,296)
Equity in income of investees ..............................             2,387                280
Gain on sale of real estate ................................                --              4,287
                                                                 -------------      -------------

Net income (loss) ..........................................            (9,108)               271

Preferred dividend requirement .............................               (51)               (50)
                                                                 -------------      -------------

Net income (loss) applicable to Common shares ..............     $      (9,159)     $         221
                                                                 =============      =============


Earnings per share
   Net income (loss) .......................................     $        (.86)     $         .02
                                                                 =============      =============


Weighted average Common shares used in computing
   earnings per share ......................................        10,711,921         12,194,644
                                                                 =============      =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998


                            Series B     Series C    Series F
                            Preferred    Preferred   Preferred      Common     Treasury      Paid-in     Accumulated  Stockholders'
                              Stock        Stock       Stock         Stock      Stock        Capital      (Deficit)      Equity
                            ---------    ---------   ---------      --------   --------     ---------    -----------  ------------
                                                                 (dollars in thousands, except per share)
Balance, January 1,
   1998 .................   $      8     $     33     $  4,000     $    135     $    (28)     $ 84,943      $(25,638)     $ 63,453

Dividends
   Common Stock ($.05
      per share) ........         --           --           --           --           --            --          (541)         (541)
   Series B Preferred
      Stock ($2.50 per
      share) ............         --           --           --           --           --            --           (10)          (10)
   Series C Preferred
      Stock ($2.50 per
      share) ............         --           --           --           --           --                         (42)          (42)


Net (loss) ..............         --           --                       --            --            --        (9,108)       (9,108)
                            --------     --------     --------     --------     --------      --------      --------      --------


Balance, March 31,
   1998 .................   $      8     $     33     $  4,000     $    135     $    (28)     $ 84,943      $(35,339)     $ 53,752
                            ========     ========     ========     ========     ========      ========      ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Three Months
                                                                 Ended March 31,
                                                            --------------------------
                                                               1998             1997
                                                            ----------      ----------
                                                              (dollars in thousands)
Cash Flows From Operating Activities
   Pizza parlor sales collected .......................     $    6,614      $       --
   Rents collected ....................................         11,500           5,128
   Interest collected .................................            203           1,127
   Distributions received from equity investees'
      operating cash flow .............................          7,010             568
   Payments for property operations ...................        (10,334)         (5,386)
   Payments from pizza parlor operations ..............         (6,779)             --
   Interest paid ......................................         (6,383)         (3,533)
   Advisory and servicing fees paid to affiliate ......           (760)           (424)
   Purchase of marketable equity securities ...........         (1,114)         (1,789)
   Proceeds from sale of marketable equity
      securities ......................................          2,044             469
   General and administrative expenses paid ...........         (2,285)           (870)
   Other ..............................................         (1,208)            437
                                                            ----------      ----------
      Net cash (used in) operating activities .........         (1,492)         (4,273)

Cash Flows From Investing Activities
   Collections on notes receivable ....................          7,600           1,931
   Proceeds from sale of real estate ..................             --           1,219
   Acquisition of real estate .........................        (26,206)         (1,421)
   Pizza parlor equipment purchased ...................           (670)             --
   Notes receivable funded ............................           (432)           (150)
   Earnest money deposits .............................           (474)         (2,557)
   Investment in real estate entities .................           (177)           (463)
   Real estate improvements ...........................         (1,652)           (769)
                                                            ----------      ----------
      Net cash (used in) investing activities .........        (22,011)         (2,210)

Cash Flows From Financing Activities
   Proceeds from notes payable ........................         51,419           5,867
   Payments on notes payable ..........................        (25,194)         (5,138)
   Deferred borrowing costs ...........................         (3,514)           (707)
   Net advances (payments) to/from affiliates .........         (1,679)          5,125
   Common dividends paid ..............................           (541)           (506)
   Preferred dividends paid ...........................            (52)            (10)
   Minority interest ..................................           (488)           (372)
   Margin borrowings (repayments), net ................           (821)          1,683
                                                            ----------      ----------
      Net cash provided by financing activities .......         19,130           5,942

      Net (decrease) in cash and cash equivalents .....         (4,373)           (541)

Cash and cash equivalents, beginning of period ........          5,347           1,254
                                                            ----------      ----------

Cash and cash equivalents, end of period ..............     $      974      $      713
                                                            ==========      ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
                                                                   (dollars in thousands)
Reconciliation of net income (loss) to net cash
   (used in) operating activities

   Net income (loss) .......................................     $   (9,108)     $      271
   Adjustments to reconcile net income (loss) to net
       cash (used in) operating activities
       Depreciation and amortization .......................          1,232             547
       Gain on sale of real estate .........................             --          (4,287)
       Distributions from equity investees' operating
          cash flow ........................................          7,010             568
       Equity in (income) of investees .....................         (2,387)           (280)
       (Increase) decrease in marketable equity
          securities .......................................          1,187          (1,676)
       Decrease in accrued interest receivable .............            128              35
       Decrease in other assets ............................          2,535           2,301
       Increase in accrued interest payable ................             51              48
       (Decrease) in accounts payable and other
          liabilities ......................................         (1,937)         (1,619)
       Other ...............................................           (203)           (181)
                                                                 ----------      ----------

          Net cash (used in) operating activities ..........     $   (1,492)     $   (4,273)
                                                                 ==========      ==========


Schedule on noncash investing and financing activities

   Notes payable from acquisition of real estate ...........     $    3,614      $    5,125

   Stock dividends on Series C Preferred Stock .............             --              40


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.           SYNTEK ASSET MANAGEMENT, L.P.

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of March 31, 1998, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at March 31, 1998, before reduction for the

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.           SYNTEK ASSET MANAGEMENT, L.P. (Continued)

principal balance ($4.2 million at March 31, 1998) and accrued interest ($7.5 million at March 31, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution Fund and provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP. For the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on June 8, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the plaintiff class members describing the Resolution Agreement and the business plan.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the fund established for the benefit of the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

NOTE 3.           NOTES AND INTEREST RECEIVABLE

In December 1997, the Company sold Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash of $3.5 million, and provided an additional $6.9 million in short term purchase money financing that was paid in full in January 1998. On the payoff of the purchase money financing the Company received net cash of $1.5 million after the payoff of $5.2 million in underlying mortgage debt and the payment of various closing costs associated with the sale.

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

improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at March 31, 1998. In April 1998, the bankruptcy court allowed the Company to foreclose on its mortgage note receivable. The Company will incur no loss on foreclosure as the fair value of the property exceeds the carrying value of the Company's mortgage note receivable.

NOTE 4.           REAL ESTATE

In January 1998, the Company purchased El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price. The mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The financing bears interest at 8% per annum, requires semiannual payments of principal and interest of $67,000 and matures in January 2002. The Company paid a real estate brokerage commission of $57,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $952,000 purchase price of the property.

Also in January 1998, the Company purchased Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price. The financing bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000. The Company paid a real estate brokerage commission of $123,000 to Carmel Realty based on the $2.0 million purchase price of the property.

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

principal reduction payment of $300,000 in May 1998, and matures in February 1999. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty based on the $3.0 million purchase price of the property.

Also in February 1998, the Company purchased Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million. The mortgage bears interest at 18.5% per annum with principal and interest due at the maturity in February 1999. The Company's JHL Connell land is pledged as additional collateral for this loan. The Company paid a real estate brokerage commission of $30,000 to Carmel Realty based on the $1.0 million purchase price of the property.

Further in February 1998, the Company financed the unencumbered Kamperman land in the amount of $1.6 million. The Company received net financing proceeds of $1.5 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $16,000 to BCM based on the $1.6 million mortgage.

In February 1998, the Company refinanced the Vineyards land in the amount of $3.4 million. The Company received net refinancing proceeds of $2.9 million, after the payoff of existing mortgage debt of $540,000. The new mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $34,000 to BCM based on the new $3.4 million mortgage.

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

properties for a total of $7.8 million, the Company receiving net cash of $3.9 million after the payoff of $3.7 million in existing mortgage debt and the payment of various costs associated with the financing. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments of a total of $66,000 and mature in February 2008. In addition, the Company received a refund of $230,000 from Carmel Realty, representing the commission the Company had paid on the sale of the three reacquired properties in 1994.

In March 1998, the Company financed the unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is also pledged as additional collateral for this loan. The Company paid a mortgage brokerage and equity refinancing fee of $8,000 to BCM based on the $800,000 mortgage.

Also in March 1998, the Company purchased Desert Wells land, a 420 acre parcel of undeveloped land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained new mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The mortgage bears interest at 4.5% above the prime rate, currently 13% per annum, requires monthly payments of interest only and matures in March 1999. The financing bears interest at 10% per annum, requires monthly payments of interest only and matures in July 1998. The Company paid a real estate brokerage commission of $720,000 to Carmel Realty based on the $12.0 million purchase price of the property.

Further in March 1998, the Company refinanced the mortgage debt secured by the McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after the payoff of $2.5 million in existing mortgage debt, the paydown of $10.2 million on the Las Colinas I mortgage and the payment of various closing costs associated with the financing. The new mortgage bears interest at 12% per annum, requires monthly payments of interest only and matures in March 1999. The Company paid a mortgage brokerage and equity refinancing fee of $207,000 to BCM based on the new $20.7 million mortgage.

NOTE 5.           INVESTMENTS IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at March 31, 1998, includes (i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.           INVESTMENTS IN EQUITY INVESTEES (Continued)

of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

The Company accounts for its investment in the REITs, NRLP and the joint venture partnerships under the equity method. The Company continues to account for its investment in NRLP under the equity method due to the pending resignation of SAMLP as general partner of NRLP. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

The Company's investment in real estate entities, accounted for using the equity method, at March 31, 1998 was as follows:

                                                                                Equivalent
                      Percentage                      Carrying                   Investee
                   of the Company's                   Value of                   Book Value                   Market Value
                     Ownership at                  Investment at                     at                     of Investment at
Investee            March 31, 1998                 March 31, 1998              March 31, 1998                March 31, 1998
--------          ------------------             ------------------          ------------------             ----------------
NRLP                    54.4%                      $     11,772                $          *                $       69,254
CMET                    40.6                             17,258                      36,821                        27,369
IORI                    29.8                              3,477                       7,394                         5,208
TCI                     30.8                              7,871                      26,346                        21,193
                                                   ------------                                            --------------
                                                         40,378                                            $      123,024
                                                                                                           ==============
General partner interest in
  NRLP and NOLP                                           6,135
Other                                                     2,085
                                                   ------------
                                                   $     48,598
                                                   ============

-----------------

* At March 31, 1998, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1997, was $198.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1998.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.         INVESTMENT IN EQUITY INVESTEES (Continued)

Set forth below is summarized results of operations for the Company's equity investees for the three months ended March 31, 1998:

Equity investee owned over 50%:

     Revenues ...................................................     $   29,483
     Property operating expenses ................................         17,771
     Depreciation ...............................................          2,523
     Interest expense ...........................................          8,733
                                                                      ----------
     Net income .................................................     $      456
                                                                      ==========

The Company's share of over 50% owned equity investees' income was $300,000 for the three months ended March 31, 1998.

Equity investees owned less than 50%:

     Revenues .......................................................................     $   38,237
     Equity in income of partnerships ...............................................             11
     Property operating expenses ....................................................         21,498
     Depreciation ...................................................................          5,129
     Interest expense ...............................................................         12,157
                                                                                          ----------
     (Loss) before gains on sale of real estate and extraordinary
       gains ........................................................................           (536)
     Gain on sale of real estate ....................................................          5,616
     Extraordinary gain .............................................................             --
                                                                                          ----------
     Net income .....................................................................     $    5,080
                                                                                          ==========

The Company's share of less than 50% owned equity investees' loss before gain on the sales of real estate was $500,000 for the three months ended March 31, 1998. The Company's share of equity investees' gains on sale of real estate was $3.2 million for the three months ended March 31, 1998.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. In the first three months of 1998 the Company received aggregate distributions of $7.0 million from the REITs and NRLP including $6.7 million in distributions that were accrued at December 31, 1997.

In the first three months of 1998, the Company purchased a total of $38,000 of equity securities of the REITs and NRLP.

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

respective investments. Through December 31, 1997, 214 residential lots had been sold. In the first three months of 1998 3 additional lots were sold. At March 31, 1998, 70 lots remained to be sold. The partnership recorded a gain of $25,000 on such sales.

In June 1996, a newly formed limited partnership, of which the Company is the general partner, purchased a 580 acre parcel of undeveloped land in Collin County, Texas. In January 1998, the partnership sold a 155.4 acre tract of such land parcel for $2.9 million. The partnership received $721,000 in cash and provided purchase money financing of an additional $2.2 million. Of the net sales proceeds, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The purchase money financing bears interest at 12% per annum, requires monthly payments of interest only and matures in July 1998. The partnership recognized a gain of $1.2 million on the sale.

NOTE 6.         INDUSTRY SEGMENTS

                                                Real           Pizza
 1998                                          Estate          Parlor          Total
------                                        --------       ---------        -------
Revenues ...............................     $   11,455      $    6,794     $   18,249
Income (loss) before income
     taxes .............................         (9,124)             16         (9,108)
Identifiable assets ....................        428,955          22,240        451,195
Depreciation and amortization ..........          1,000             232          1,232
Capital expenditures ...................          1,672             670          2,342

NOTE 7.         MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, the Company has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first three months of 1998, the Company purchased $1.1 million and sold $1.8 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1998, the Company recognized an unrealized decrease in the market value of its trading portfolio securities of $430,000. Also in the first three months of 1998, the Company realized a net gain of $113,000 from the sale of trading portfolio securities and received $11,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.         MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.         MARGIN BORROWINGS (Continued)

marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $53.8 million at March 31, 1998.

In January 1998, the Company obtained a $2.0 million loan secured by a pledge of Common Stock of the Company owned by the Company's advisor with a market value of $4.7 million at March 31, 1998. The Company received $2.0 million in net cash.

NOTE 9.          INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the three months ended March 31, 1998 or 1997.

NOTE 10.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. In January 1998, one of the loans in the amount of $2.0 million was paid in full and in April 1998, a second loan in the amount of $3.0 million was also paid in full. In April 1998, the Company obtained an additional $2.0 million mortgage loan from such entities. See NOTE 4. "REAL ESTATE."

NOTE 11.         COMMITMENTS AND CONTINGENCIES

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 12.         SUBSEQUENT EVENTS

In April 1998, the Company purchased Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price. The financing bears interest at 8.5% per annum, requires monthly payments of interest only and matures in November 1998. The Company paid a real estate brokerage commission of $223,000 to Carmel Realty based on the $7.4 million purchase price of the property.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 12.         SUBSEQUENT EVENTS

Also in April 1998, the Company sold a 77.7 acre tract of the Lewisville land parcel, for $6.8 million in cash. The Company received net cash of $358,000 after the payoff of first and second lien mortgages totaling $5.5 million secured by such land parcel. The Company paid a real estate brokerage commission of $203,000 to Carmel Realty based on the $6.8 million sales price of the property. The Company will recognize a gain of approximately $2.1 million on the sale. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Further in April 1998, the Company obtained a second lien mortgage of $2.0 million secured by BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The mortgage bears interest at 12% per annum, with principal and interest due at maturity in October 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In April 1998, the Company refinanced the mortgage debt secured by Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based on the new $7.3 million mortgage.


                            ------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 1998 aggregated $974,000, compared with $5.3 million at December 31, 1997. Although the Company anticipates that during the remainder of 1998 it will generate excess cash flow from property operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

receivable, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1997, notes payable totaling $89.0 million had either scheduled maturities or required principal reduction payments during 1998. The Company had the option of extending the maturity dates of $18.3 million of that amount. In April 1998, the Company paid off $5.0 million of this amount and refinanced the remaining $13.3 million with the same lender, increasing the loan's principal balance by $1.7 million and established a new maturity date of April 2000. The lender on an additional $19.5 million has extended the loan's maturity date to February 2000. In March 1998, the Company made a $10.2 million paydown on this loan. In addition, through April 30, 1998 the Company has paid down or paid off a total of $15.0 million of the remainder of such maturing debt. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $39.3 million of debt that matures during the remainder of 1998. There can be no assurance, however, that these efforts to obtain alternative financing or complete land sales will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Best Western Oceanside Hotel, Piccadilly Hotels and Williamsburg Hospitality House.

In January 1998, the Company purchased El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price.

Also in January 1998, the Company purchased Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Further in February 1998, the Company financed the unencumbered Kamperman land in the amount of $1.6 million. The Company received net financing proceeds of $1.5 million after the payment of various closing costs associated with the financing.

In February 1998, the Company refinanced the Vineyards land in the amount of $3.4 million. The Company received net refinancing proceeds of $2.9 million, after the payoff of $540,000 in existing mortgage debt.

Also in February 1998, the Company financed the unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net financing proceeds of $4.1 million after the payment of various closing costs associated with the financing.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices. In February 1998, the Company reacquired three of the properties for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgage of $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net financing proceeds of $3.9 million after the payoff of $3.7 million in existing mortgage debt and the payment of various costs associated with the financing.

In March 1998, the Company financed the unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above. The Company received net financing proceeds of $790,000 after the payment of various closing costs associated with the financing.

Also in March 1998, the Company purchased Desert Wells land, a 420 acre parcel of undeveloped land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained new mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price.

Further in March 1998, the Company refinanced the mortgage debt secured by the McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after the payoff of $2.5 million in existing mortgage debt, paydown of $10.2 million of debt on the Las Colinas I loan and various closing costs associated with the financing.

In April 1998, the Company purchased Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in April 1998, the Company sold a 77.7 acre tract of the Lewisville land parcel for $6.8 million in cash. The Company received net cash of $358,000 after the payoff of first and second lien mortgages secured by such land parcel. The Company will recognize a gain of approximately $2.1 million on the sale. See
NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Further in April 1998, the Company obtained a second lien mortgage of $2.0 million secured by the BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In April 1998, the Company refinanced the mortgage debt secured by the Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the financing.

Notes Receivable. The Company has received $7.6 million in principal payments in the three months ended March 31, 1998.

In December 1997, the Company sold Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash of $3.5 million, and provided an additional $6.9 million in short term purchase money financing that was paid in full in January 1998. On the payoff of the purchase money financing the Company received net cash of $1.5 million after the payoff of $5.2 million in underlying mortgage debt and the payment of various closing costs associated with the sale.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower has not made the required note payments since April 1997, nor the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. In April 1998, the bankruptcy court allowed the Company to foreclose on its mortgage note receivable. The Company will incur no loss on foreclosure as the fair value of the property exceeds the carrying value of the Company's note receivable.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In the first quarter of 1993, CMET and IORI resumed quarterly distributions. NRLP resumed distributions in the fourth quarter of 1993 and TCI resumed distributions in the fourth quarter of 1995. The Company received distributions totaling $7.0 million in the first three months of 1998 from the REITs and NRLP including $6.7 million in distributions accrued at December 31, 1997.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $53.8 million at March 31, 1998.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at March 31, 1998, before reduction for the principal balance ($4.2 million at March 31, 1998) and accrued interest ($7.5 million at March 31, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement and scheduled a hearing to be held on June 8, 1998, for consideration of preliminary approval of a business plan for the operation of the entity which will receive the cash and properties and to consider a form of notice to be distributed to the plaintiff class members describing the Resolution Agreement and the business plan.

Upon the election and taking office of the successor general partner and the transfer of the cash and properties to the fund establish for the benefit of the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

Results of Operations

For the three months ended March 31, 1998, the Company reported a net loss of $9.1 million, compared to net income of $271,000 for the three months ended March 31, 1997. The Company's 1997 net income included gains on the sale of real estate of $4.3 million, the Company reported no such gains in 1998. Fluctuations in these and other components of the Company's revenues and expenses between the 1997 and 1998 periods are described below. The Company expects to continue to report losses, until its land sales program generates significant gains to cover the interest incurred on borrowings secured by such land. Land sales proceeds are anticipated to be used to retire debt secured by land and accordingly reduce future interest expense.

Sales and cost of sales were $6.8 million and $5.8 million, respectively, for the three months ended March 31, 1998. The Company had no sales or cost of sales for the three months ended March 31, 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"), consolidated in May 1997.

Net rental income (rents less property operating expenses) increased from $1.5 million for the three months ended March 31, 1997 to $1.9 million in the three months ended March 31, 1998. This increase is principally due to the acquisition of the four Piccadilly Hotels and the Collection Retail Center acquired in 1997 and the foreclosure of the mortgage note receivable secured by the Williamsburg Hospitality House also in 1997. Net rental income is expected to continue to increase as the Company benefits from a full year of operations of the properties it acquired in 1997.

Interest income from mortgage notes receivable was $138,000 for the three months ended March 31, 1998 and $1.1 million for the three months ended March 31, 1997. This decrease is primarily attributable to the sale of two notes receivable and the payoff of a third note receivable in 1997. Interest income for the remaining quarters of 1998 is expected to approximate that of the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Other income decreased from $470,000 for the three months ended March 31, 1997 to negative $209,000 in the three months ended March 31, 1998. The decrease is primarily due to a $430,000 unrealized loss on the Company's trading portfolio securities. See NOTE 7. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased from $5.2 million for the three months ended March 31, 1997 to $9.5 million in the three months ended March 31, 1998. The increase is primarily attributable to the debt incurred related to the acquisition of 22 parcels of land, five hotels and one commercial property subsequent to March 31, 1997. These increases were offset in part by a decrease of $491,000 due to the sale of 40.2 acres of the BP Las Colinas land in February 1997. Interest expense for the remaining quarters of 1998, is expected to decrease as the Company accelerates its land sales program.

Depreciation expense increased from $547,000 for the three months ended March 31, 1997 to $1.2 million in the three months ended March 31, 1998. The increase is primarily attributable to the purchase of seven properties and PWSI in 1997. Depreciation for the remaining quarters of 1998 is expected to approximate that of the first quarter of 1998.

Advisory and mortgage servicing fees increased from $424,000 for the three months ended March 31, 1997 to $760,000 in the three months ended March 31, 1998. The increase is primarily attributable to the Company's increase in gross assets, the basis for such fees. Such fees are expected to increase as the Company's gross assets increase.

General and administrative expenses increased from $795,000 for the three months ended March 31, 1997 to $2.2 million in the three months ended March 31, 1998. The increase is primarily attributable to $347,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $320,000 increase in advisor cost reimbursements and $693,000 from the operations of PWSI.

Equity in income of investees increased from $280,000 for the three months ended March 31, 1997 to $2.4 million in the three months ended March 31, 1998. The increase in equity income is attributable to an increase in the Company's equity share of equity investees' gain on sale of real estate of $3.2 million compared to $979,000 in the three months ended March 31, 1997, offset in part, by an increase in the Company's share of the combined operating losses of the Company's equity investees of $813,000 as compared to the three months ended March 31, 1997.

In the three months ended March 31, 1998, the Company recognized no gains on the sale. For the three months ended March 31, 1997, the Company recognized a $697,000 gain on the sale of a 3.0 acre tract of Las Colinas I land and a $3.4 million gain on the sale of a 40.2 acre tract of BP Las Colinas land.

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


                     --------------------------------------


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                     Description
-------                  ---------------------------------------------------
 27.0                    Financial Data Schedule, filed herewith.

(b)      Reports on Form 8-K as follows:

         None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN REALTY TRUST, INC.




Date:    May 14, 1998                 By:  /s/ Karl L. Blaha
     ---------------------               -----------------------------------
                                         Karl L. Blaha
                                         President



Date:    May 14, 1998                 By:  /s/ Thomas A. Holland
     ---------------------               -----------------------------------
                                         Thomas A. Holland
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                           AMERICAN REALTY TRUST, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 1998


Exhibit                                                                       Page
Number                            Description                                Number
-------          --------------------------------------------                ------
  27.0           Financial Data Schedule.                                      28