Form 10-Q
period 1998-06-30
AMERICAN REALTY TRUST INC
filed 1998-08-14
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                                                            -------------

                          Commission File Number 1-9948
                                                 ------


                           AMERICAN REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Georgia                                      54-0697989
    -------------------------------                      ------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


    10670 North Central Expressway, Suite 300, Dallas, Texas    75231
    --------------------------------------------------------------------
    (Address of Principal Executive Offices)                  (Zip Code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                              10,755,584
----------------------------                     ------------------------------
          (Class)                                (Outstanding at July 31, 1998)

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


                           AMERICAN REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                                                  (dollars in thousands)
                           Assets
                           ------
Notes and interest receivable
   Performing ..............................................   $        341    $      9,300
   Nonperforming ...........................................            499          18,624
                                                               ------------    ------------
                                                                        840          27,924
Less - allowance for estimated losses ......................           (667)         (2,398)
                                                               ------------    ------------
                                                                        173          25,526
Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1997) ...........................        185,454         178,938

Real estate held for investment, net of accumulated
   depreciation ($7,624 in 1998 and $5,380 in 1997) ........        213,168         123,515

Pizza parlor equipment, net of accumulated
   depreciation ($1,272 in 1998 and $905 in 1997) ..........          7,347           6,693

Marketable equity securities, at market value ..............          6,196           6,205
Cash and cash equivalents ..................................          4,649           5,347
Investments in equity investees ............................         61,671          45,851
Intangibles, net of accumulated amortization
   ($952 in 1998 and $704 in 1997) .........................         15,086          15,230
Other assets ...............................................         26,262          26,494
                                                               ------------    ------------
                                                               $    520,006    $    433,799
                                                               ============    ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                                                  (dollars in thousands)
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable ($11,700 in 1998 and
   $11,400 in 1997 to affiliates) ..........................   $    342,679    $    261,986
Margin borrowings ..........................................         56,185          53,376
Accounts payable and other liabilities (including
   $10,726 in 1998 and $22,825 in 1997 to affiliate) .......         23,924          34,442
                                                               ------------    ------------
                                                                    422,788         349,804

Minority interest ..........................................         28,921          20,542

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
   Series B, 4,000 shares in 1997 ..........................           --                 8
   Series C, 16,681 shares in 1998 and 1997
     (liquidation preference $1,668) .......................             33              33
   Series F, 3,100,000 shares in 1998 and 1997
     (liquidation preference $31,000) ......................          5,600           4,000
   Series G, 1,000 shares in 1998 (liquidation
     preference $100) ......................................              2            --
Common stock, $.01 par value; authorized
   100,000,000 shares, issued 13,492,800 shares
   in 1998 and 13,479,348 in 1997 ..........................            135             135
Paid-in capital ............................................         83,691          84,943
Accumulated (deficit) ......................................        (21,137)        (25,638)
Treasury stock at cost, 2,737,216 shares in 1998
   and 2,767,427 shares in 1997 ............................            (27)            (28)
                                                               ------------    ------------
                                                                     68,297          63,453
                                                               ------------    ------------
                                                               $    520,006    $    433,799
                                                               ============    ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months           For the Six Months
                                                  Ended June 30,                Ended June 30,
                                            --------------------------    --------------------------
                                               1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
                                                     (dollars in thousands, except per share)
Income
  Sales ................................    $     7,332    $     2,181    $    14,085    $     2,181
  Rents ................................         15,741          5,014         27,308         10,922
  Interest .............................             16          1,176            154          2,297
  Other ................................           (399)         1,296           (608)         1,766
                                            -----------    -----------    -----------    -----------
                                                 22,690          9,667         40,939         17,166
                                            -----------    -----------    -----------    -----------
Expenses
  Cost of sales ........................          6,225          1,688         12,005          1,688
  Property operations ..................         11,541          4,018         21,204          8,471
  Interest .............................         13,001          6,870         22,537         12,074
  Advisory and servicing fees
    to affiliate .......................            949            585          1,709          1,009
  Incentive compensation to
    affiliate ..........................           --              299           --              299
  General and administrative ...........          1,942          1,556          4,227          2,351
  Depreciation and
    amortization .......................          1,727            600          2,959          1,147
  Minority interest ....................            445            344            933            716
                                            -----------    -----------    -----------    -----------
                                                 35,830         15,960         65,574         27,755
                                            -----------    -----------    -----------    -----------
(Loss) from operations .................        (13,140)        (6,293)       (24,635)       (10,589)

Equity in income of investees ..........         18,943          4,970         21,330          5,250
Gains on sale of real estate ...........          8,974          3,863          8,974          8,150
                                            -----------    -----------    -----------    -----------
Net income .............................         14,777          2,540          5,669          2,811

Preferred dividend requirement .........            (84)           (49)          (135)           (99)

Net income (loss) applicable
  to Common shares .....................    $    14,693    $     2,491    $     5,534    $     2,712
                                            ===========    ===========    ===========    ===========
Earnings per share

  Net income (loss) ....................    $      1.38    $       .21    $       .53    $       .23
                                            ===========    ===========    ===========    ===========
Weighted average Common shares
  used in computing earnings
  per share ............................     10,732,266     12,075,307     10,724,507     12,114,939
                                            ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998


                                      Series B      Series C     Series F     Series G
                                      Preferred     Preferred    Preferred    Preferred      Common
                                        Stock         Stock        Stock        Stock         Stock
                                      ----------    ----------   ----------   ----------   ----------
                                                (dollars in thousands, except per share)
Balance, January 1, 1998 ..........   $        8    $       33   $    4,000   $     --     $      135

Dividends
    Common Stock ($.10 per
       share) .....................         --            --           --           --           --
    Series B Preferred
       Stock ($2.50 per
       share) .....................         --            --           --           --           --
    Series C Preferred
       Stock ($5.00 per
       share) .....................         --            --           --           --           --
Issuance of Series G
    Preferred Stock ...............         --            --           --              2         --
Issuance of Series F
    Preferred Stock ...............         --            --          1,600         --           --
Sale of Common Stock
    under dividend
    reinvestment plan .............         --            --           --           --           --
Conversion of Series B
    Preferred Stock to
    Common Stock ..................           (8)         --           --           --           --

Net income ........................         --            --           --           --           --
                                      ----------    ----------   ----------   ----------   ----------
Balance, June 30,
    1998 ..........................   $     --      $       33   $    5,600   $        2   $      135
                                      ==========    ==========   ==========   ==========   ==========


                                       Treasury       Paid-in     Accumulated  Stockholders'
                                        Stock         Capital      (Deficit)      Equity
                                      ----------    ----------    -----------  -------------
Balance, January 1, 1998 ..........   $      (28)   $   84,943    $  (25,638)   $   63,453

Dividends
    Common Stock ($.10 per
       share) .....................         --            --          (1,033)       (1,033)
    Series B Preferred
       Stock ($2.50 per
       share) .....................         --            --             (54)          (54)
    Series C Preferred
       Stock ($5.00 per
       share) .....................         --            --             (81)          (81)
Issuance of Series G
    Preferred Stock ...............         --              98          --             100
Issuance of Series F
    Preferred Stock ...............         --          (1,600)         --            --
Sale of Common Stock
    under dividend
    reinvestment plan .............         --             197          --             197
Conversion of Series B
    Preferred Stock to
    Common Stock ..................            1            53          --              46

Net income ........................         --            --           5,669         5,669
                                      ----------    ----------    ----------    ----------
Balance, June 30,
    1998 ..........................   $      (27)   $   83,691    $  (21,137)   $   68,297
                                      ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months
                                                                      Ended June 30,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
Cash Flows from Operating Activities                              (dollars in thousands)
     Pizza parlor sales collected ..........................   $     14,029    $      2,181
     Rents collected .......................................         23,512          10,443
     Interest collected ....................................            381           2,071
     Distributions from equity investees'
       operating cash flow .................................          8,498           1,315
     Payments for pizza parlor operations ..................        (13,781)         (1,688)
     Payments for property operations ......................        (18,428)         (5,938)
     Interest paid .........................................        (16,497)         (7,517)
     Advisory and servicing fees paid to affiliate .........         (1,709)         (1,009)
     General and administrative expenses paid ..............         (4,232)         (2,404)
     Other .................................................           (861)           (396)
                                                               ------------    ------------
       Net cash (used in) operating activities .............         (9,088)         (2,942)

Cash Flows From Investing Activities
     Collections on notes receivable .......................          7,653           5,499
     Funding of notes receivable ...........................           (268)         (2,888)
     Pizza parlor equipment purchased ......................           (787)           --
     Proceeds from sale of real estate .....................         34,126          12,385
     Proceeds from sale of marketable equity
       securities ..........................................          3,787           4,613
     Purchases of marketable equity securities .............         (5,001)         (6,345)
     Investment in real estate entities ....................         (2,650)           (463)
     Distributions from equity investees' investing
         activities ........................................         13,165            --
     Acquisition of real estate ............................        (37,283)        (37,063)
     Deposits ..............................................           (903)         (3,883)
     Real estate improvements ..............................         (4,807)         (3,162)
                                                               ------------    ------------
       Net cash provided by (used in) investing
         activities ........................................          7,032         (31,307)

Cash Flows From Financing Activities
     Proceeds from notes payable ...........................         82,395          39,472
     Payments on notes payable .............................        (60,922)        (22,535)
     Deferred borrowing costs ..............................         (6,322)         (2,454)
     Net advances (payments) to/from affiliates ............        (12,153)         22,735
     Margin borrowings, net ................................            220           2,353
     Common dividends paid .................................         (1,033)         (1,013)
     Preferred dividends paid ..............................            (91)            (20)
     Distributions to minority interest ....................           (933)           (716)
     Sale of Common Stock under dividend
         reinvestment plan .................................            197            --
                                                               ------------    ------------
       Net cash provided by financing activities ...........          1,358          37,822

       Net increase (decrease) in cash and cash
             equivalents ...................................   $       (698)   $      3,573
Cash and cash equivalents, beginning of period .............          5,347           1,254
                                                               ------------    ------------
Cash and cash equivalents, end of period ...................   $      4,649    $      4,827
                                                               ============    ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                    For the Six Months
                                                                      Ended June 30,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
                                                                  (dollars in thousands)
Reconciliation of net income to net cash
     provided by (used in) operating activities
     Net income ............................................   $      5,669    $      2,811
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities
         Depreciation and amortization .....................          2,959           1,147
         Amortization of deferred borrowing cost ...........          3,462           1,712
         Gain on sale of real estate .......................         (8,974)         (8,150)
         Distributions from equity investees' operating
             cash flow .....................................          8,498          14,448
         Equity in (income) losses of investees ............        (21,330)         (5,250)
         (Increase) decrease in marketable equity
             securities ....................................              9          (1,600)
         (Increase) decrease in accrued interest
             receivable ....................................            346             (93)
         (Increase) decrease in other assets ...............         (1,523)         (5,856)
         (Decrease) increase in accrued interest payable ...            349          (1,680)
         (Decrease) increase in accounts payable and
             other liabilities .............................          1,640            (613)
         Other .............................................           (193)            182
                                                               ------------    ------------

           Net cash (used in) operating activities .........   $     (9,088)   $     (2,942)
                                                               ============    ============

Schedule of noncash investing and financing activities

     Stock dividends on Series C Preferred Stock ...........   $       --      $         82
     Notes payable from acquisition of real estate .........         14,619          32,154
     Notes payable from acquisition of minority
         interest ..........................................           --             5,000
     Notes receivable canceled on reacquisition of
         property ..........................................          1,300            --
     Note receivable from sale of real estate ..............           --               800
     Issuance of Series F Preferred Stock ..................          1,600            --
     Issuance of Series G Preferred Stock ..................            100            --
     Investment in properties reacquired ...................          5,270            --
     Foreclosure of note receivable ........................         22,715            --
     Dividend obligation discharged on conversion of
         Series B Preferred Stock ..........................             44            --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                    For the Six Months
                                                                      Ended June 30,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
                                                                  (dollars in thousands)
Acquisition of Pizza World Supreme, Inc. ...................

     Carrying value of intangibles .........................   $       --      $     15,482
     Carrying value of pizza parlor equipment ..............           --             3,998
     Carrying value of note receivable retired .............           --            13,387
     Carrying value of accounts payable and other
         liabilities .......................................           --             1,314


Acquisition of IGI Properties

     Carrying value of mortgages assumed ...................         43,421            --
     Issuance of Class A partnership units .................          6,568            --
     Carrying value of other assets ........................           (441)           --
     Carrying value of accounts payable and other
         liabilities .......................................            292            --
     Investment in partnerships ............................          1,980            --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P.

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of June 30, 1998, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at June 30, 1998, before reduction for

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

the principal balance ($4.2 million at June 30, 1998) and accrued interest ($7.8 million at June 30, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution Fund which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement and directed that a notice be prepared to be mailed to the plaintiff class members describing the Cash Distribution Agreement. In addition, the Supervising Judge scheduled October 16, 1998 as the date for the final hearing on any objections to the Cash Distribution Agreement.

Pursuant to the order entered on August 4, 1998, $11.4 million will be deposited by NRLP into an escrow account following the final approval by the Supervising Judge of the Cash Distribution Agreement. The actual distribution of the cash to the plaintiff class members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the NRLP plaintiff class members pro rata based upon the formation of NRLP in 1987. The distribution of cash will be under the control of an independent settlement administrator.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of NRLP for a vote. All units of NRLP owned by affiliates of SAMLP (approximately 60.5% of the outstanding units of NRLP as of July 31, 1998) will be voted pro rata with the vote of the other limited partners.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

Upon approval by the NRLP unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the fourth quarter of 1998. Upon the election and taking office of the successor general partner and the distribution of the cash to the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

Under the Cash Distribution Agreement, SAMLP has agreed to waive its right under the Settlement Agreement to receive any payment from NRLP for its Redeemable General Partner Interest upon its resignation and the election of a successor general partner. In addition, pursuant to the Cash Distribution Agreement, the NRLP partnership agreement will be amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the NRLP partnership agreement.

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to NRLP. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to NRLP of the total amount of cash distributed by NRLP under the Cash Distribution Agreement. This note will require repayment over a ten-year period, bear interest and be guaranteed by the Trust, which (as of July 31, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54% of the outstanding units of NRLP.

In the event that the Cash Distribution Agreement is disapproved by the Supervising Judge or does not become effective pursuant to the provisions thereof, then the parties shall be restated to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be void, and the Settlement Agreement shall remain in full force and effect.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In December 1997, the Company sold the Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash of $3.5 million, and provided an additional $6.9 million in short term seller financing that was paid in full in January 1998. On the payoff of the seller financing the Company received net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs associated with the sale.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower stopped making mortgage payments in April 1997, and did not make the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at March 31, 1998. In April 1998, the bankruptcy court allowed the Company to foreclose on its mortgage note receivable. The Company did not incur a loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable.

NOTE 4.  REAL ESTATE

In January 1998, the Company purchased the El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price. The mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The seller financing bears interest at 8% per annum, requires semiannual payments of principal and interest of $67,000 and matures in January 2002. The Company paid a real estate brokerage commission of $57,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $952,000 purchase price of the property.

Also in January 1998, the Company purchased the Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price. The seller financing bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000. The Company paid a real estate brokerage commission of $123,000 to Carmel Realty based on the $2.0 million purchase price of the property.

Further in January 1998, the Company purchased the JHL Connell land, a 7.7 acre parcel of undeveloped land in Carrollton, Texas, for $1.3 million in cash. The Company paid a real estate brokerage commission of $39,000 to Carmel Realty based on the $1.3 million purchase price of the property.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

In February 1998, the Company purchased the Scoggins land, a 314.5 acre parcel of undeveloped land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 14% per annum, requires quarterly payments of interest only, required a principal reduction payment of $300,000 in May 1998, and matures in February 1999. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty based on the $3.0 million purchase price of the property.

Also in February 1998, the Company purchased the Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million. The mortgage bears interest at 18.5% per annum with principal and interest due at the maturity in February 1999. The Company's JHL Connell land is pledged as additional collateral for this loan. The Company paid a real estate brokerage commission of $30,000 to Carmel Realty based on the $1.0 million purchase price of the property.

Further in February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million. The Company received net cash of $1.5 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $16,000 to BCM based on the $1.6 million mortgage.

In February 1998, the Company refinanced the Vineyards land in the amount of $3.4 million. The Company received net cash of $2.9 million, after paying off existing mortgage debt of $540,000. The new mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $34,000 to BCM based on the new $3.4 million mortgage.

Also in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net cash of $4.1 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $43,000 to BCM based on the $4.3 million mortgage.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices, after the buyer received a 12% return on its investment. Accordingly, the

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

Company recorded a deferred gain of $5.6 million which was offset against the Company's investment in the partnership. In February 1998, the Company reacquired three of the properties, one of which was security for the notes receivable, for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages totaling $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net cash of $3.9 million after paying off the $3.7 million mortgage debt and the payment of various closing costs associated with the financing. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments of a total of $66,000 and mature in February 2008. In conjunction with reacquiring the properties, the Company received from Carmel Realty a refund of the $230,000 in real estate commissions the Company had paid in 1994 on the sale of the three properties. In June 1998, the Company reacquired the remaining two properties for $8.6 million. The Company paid $2.1 million in cash and assumed the existing mortgages totaling $6.6 million. the mortgages bear interest at 8.73% per annum, require monthly principal and interest payments of a total of $57,000 and mature in January 2019. The Company also received from Carmel Realty a refund of the $323,000 real estate commission the Company had paid in 1994 on the sale of these two properties.

In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is also pledged as additional collateral for this loan. The Company paid a mortgage brokerage and equity refinancing fee of $8,000 to BCM based on the $800,000 mortgage.

Also in March 1998, the Company purchased the Desert Wells land, a 420 acre parcel of undeveloped land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained new mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The mortgage bears interest at 4.5% above the prime rate, currently 13% per annum, requires monthly payments of interest only and matures in March 1999. The seller financing bore interest at 10% per annum, required monthly payments of interest only and matured in July 1998. The seller financing was paid off at maturity. The Company paid a real estate brokerage commission of $720,000 to Carmel Realty based on the $12.0 million purchase price of the property.

Further in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after paying off $2.5 million in existing mortgage debt, the paydown of $10.2 million on the Las Colinas I term loan and the payment of various closing costs associated with the financing. The Company also pledged 800,000 shares of Series F Preferred Stock as additional security for the loan. The

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

new mortgage bears interest at 12% per annum, requires monthly payments of interest only and matures in March 1999. The Company paid a mortgage brokerage and equity refinancing fee of $207,000 to BCM based on the new $20.7 million mortgage.

In April 1998, the Company purchased the Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price. The seller financing bears interest at 8.5% per annum, requires monthly payments of interest only and matures in November 1998. The Company paid a real estate brokerage commission of $223,000 to Carmel Realty based on the $7.4 million purchase price of the property.

Also in April 1998, the Company sold a 77.7 acre tract of the Lewisville land parcel, for $6.8 million in cash. The Company received net cash of $358,000 after paying off first and second lien mortgages totaling $5.9 million and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $203,000 to Carmel Realty based on the $6.8 million sales price of the property. The Company recognized a gain of $2.0 million on the sale. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Further in April 1998, the Company obtained a second lien mortgage of $2.0 million secured by its BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The second lien mortgage bears interest at 12% per annum, with principal and interest due at maturity in October 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In April 1998, the Company refinanced the mortgage debt secured by its Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after paying off $5.0 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM based on the new $7.3 million mortgage.

In May 1998, but effective April 1, 1998, the Company completed the purchase, in a single transaction, twenty-nine apartment complexes (collectively, the "IGI Properties") totaling 2,441 units in Florida and Georgia for $55.8 million. The Company acquired the properties through three newly-formed Texas limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in existing mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring entities, having the Company as the Class B Limited Partner and a newly-formed wholly-owned subsidiary of the Company, as the Managing General Partner. The Class A limited partners are entitled to an annual preferred return of $.08 per unit in 1998,

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

$.09 per unit in 1999 and $.10 per unit in 2000 and thereafter. The units are exchangeable at anytime after April 1, 1999 into shares of the Company's Series F Preferred Stock on the basis of ten units for one share of Preferred Stock. The mortgages bear interest at rates ranging between 7.86% and 11.22% per annum, require monthly principal and interest payments totaling $384,000 and mature between July 1, 2000 and September 1, 2017. The Company paid a real estate brokerage commission of $1.7 million to Carmel Realty based on the $55.8 million purchase price of the property.

Also in May 1998, the Company sold a 15.4 acre tract of the Valley Ranch land parcel, for $1.2 million in cash. The Company received net cash of $41,000 after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $37,000 to Carmel Realty based on the $1.2 million sales price of the property. The Company recognized a gain of $663,000 on the sale.

Further in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.2 million in cash. The Company paid a real estate brokerage commission of $36,000 to Carmel Realty based on the $1.2 million purchase price of the property.

In May 1998, the Company sold a 21.3 acre tract of the Parkfield land parcel, for $1.3 million in cash. The Company received net cash of $40,000 after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty based on the $1.3 million sales price of the property. The Company recognized a gain of $670,000 on the sale.

Also in May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan. The Company received net cash of $6.6 million after paying off $1.4 million in mortgage debt on the Scout land and $1.5 million in mortgage debt on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs associated with the financing. The Company also pledged 250,000 shares of its Common Stock and BCM, the Company's advisor, pledged 177,000 shares of the Company's Common Stock as additional security on the mortgage.

In June 1998, the Company sold a 21.6 acre tract of the Chase Oaks land, for $3.3 million in cash. The Company received net cash of $517,000 after paying down by $2.0 million the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $99,000 to Carmel Realty based on the $3.3 million sales price of the property. The Company recognized a gain of $848,000 on the sale.

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

Also in June 1998, the Company sold a 150.0 acre tract of the Rasor land, for $6.8 million in cash. The Company received net cash of $1.6 million after paying down by $5.0 million the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $203,000 to Carmel Realty based on the $6.8 million sales price of the property. The Company recognized a gain of $789,000 on the sale.

Further in June 1998, the Company sold its entire 315.2 acre Palm Desert land parcel, for $17.2 million in cash. The Company received net cash of $9.2 million after paying off the $7.2 million mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $517,000 to Carmel Realty based on the $17.2 million sales price of the property. The Company recognized a gain of $3.9 million on the sale.

NOTE 5.  INVESTMENT IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at June 30, 1998, includes (i) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), (ii) units of limited partner interest of NRLP, (iii) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP and (iv) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of SAMLP.

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






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1998 was as follows:

                                                 Equivalent
                 Percentage        Carrying       Investee
              of the Company's     Value of      Book Value        Market Value
               Ownership at     Investment at        at          of Investment at
Investee       June 30, 1998    June 30, 1998   June 30, 1998     June 30, 1998
--------     -----------------  -------------   -------------    ----------------
NRLP               54.4%        $    21,263     $         *      $    68,608
CMET               40.9              16,668           36,643          27,910
IORI               29.7               3,448            7,352           5,210
TCI                31.0               8,330           26,602          19,201
                                -----------                      -----------
                                     49,709                      $   120,929
                                                                 ===========
General partner interest in
   NRLP and NOLP                      6,041
Other equity investees                5,921
                                -----------
                                $    61,671
                                ===========

* At June 30, 1998, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1997, was $198.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1998. Set forth below is summarized results of operations for the Company's equity investees for the six months ended June 30, 1998:

Equity investees owned over 50%:

        Revenues .................................     $        57,764
        Property operating expenses ..............              42,024
        Depreciation .............................               4,814
        Interest expense .........................              17,089
                                                       ---------------
        (Loss) from operations ...................              (6,163)
        Gain on sale of real estate ..............              36,827
                                                       ---------------
        Net income ...............................     $        30,664
                                                       ===============

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

The Company's share of over 50% owned equity investees' operations was a loss of $3.5 million for the six months ended June 30, 1998. The Company's share of equity investees' gains on sale of real estate was $22.4 million for the six months ended June 30, 1998.

Equity investees owned less than 50%:

        Revenues..................................     $        68,717
        Equity in income of partnerships..........                 740
        Property operating expenses...............              43,315
        Depreciation..............................              10,220
        Interest expense..........................              24,402
                                                       ---------------
        (Loss) from operations....................              (8,480)

        Gain on sale of real estate...............               7,594
                                                       ---------------
        Net (loss)................................     $          (886)
                                                       ===============

The Company's share of less than 50% owned equity investees' loss from operations was $1.4 million for the six months ended June 30, 1998. The Company's share of equity investees' gains on sale of real estate was $3.8 million for the six months ended June 30, 1998.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In the first six months of 1998, the Company received distributions totaling $8.5 million from the REITs and NRLP including $6.7 million in distributions that were accrued at December 31, 1997.

In the first six months of 1998, the Company purchased a total of $291,000 of equity securities of the REITs and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1997, 214 residential lots had been sold. In the first six months of 1998 an additional 12 lots were sold. At June 30, 1998, 61 lots remained to be sold. In 1998, the partnership recorded a gain of $101,000 on such lot sales.

In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased 580 acres of undeveloped land in Collin County, Texas. In January 1998, the partnership sold a 155.4

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

acre tract of such land parcel for $2.9 million. The partnership received $721,000 in cash and provided seller financing of an additional $2.2 million. Of the net sales proceeds, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The seller financing bore interest at 12% per annum, required monthly payments of interest only and matured in July 1998. The seller financing was paid off at maturity, with the net proceeds being distributed $1.1 million to the limited partner and $1.1 million to the Company as general partner. The partnership recognized a gain of $1.2 million on the sale.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell Associates"), which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owned at the time 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Associates. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures in April 2000. In July 1997, the Company purchased an additional 9% general partner interest in Campbell Associates for $868,000 in cash. In June 1998, the Company purchased the remaining 35% general partner interest in Campbell Associates for $2.1 million.

In June 1998, Campbell Centre Joint Venture sold the office building for $32.1 million in cash. Campbell Associates, as a partner, received net cash of $13.2 million from the sales proceeds and escrowed an additional $190,000 for pending parking lot issues. Campbell Associates recognized a gain of $8.2 million on the sale.

NOTE 6.  INDUSTRY SEGMENTS

                                            Real           Pizza
 1998                                      Estate          Parlor          Total
------                                   ----------      ----------      ----------
Revenues ...........................     $   26,854      $   14,085      $   40,939
(Loss) from operations .............        (24,572)            (63)        (24,635)
Identifiable assets ................        495,139          24,867         520,006
Depreciation and amortization ......          2,480             479           2,959
Capital expenditures ...............          4,807             787           5,594

NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

first six months of 1998, the Company purchased $5.0 million and sold $3.8 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 1998, the Company recognized an unrealized decrease in the market value of its trading portfolio securities of $1.4 million. Also in the first six months of 1998, the Company realized a net gain of $206,000 from the sale of trading portfolio securities and received $14,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.


NOTE 8.  MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $56.2 million at June 30, 1998.

In January 1998, the Company obtained a $2.0 million loan secured by a pledge of Common Stock of the Company owned by BCM, the Company's advisor, with a market value of $4.8 million at June 30, 1998. The Company received $2.0 million in net cash.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single margin loan. The Company has pledged 3,349,169 of its NRLP units as security for such margin loan which had a principal balance of $24.0 million at July 31, 1998. The margin loan is due and payable. The Company has received a commitment from a financial institution for a new loan in a principal amount in excess of the current outstanding loan balance. The Company has notified the existing margin lender that it intends to pay such loan in full prior to August 31, 1998.

NOTE 9.  INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the six months ended June 30, 1998, due to operating loss carryforwards.


NOTE 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. In January 1998, one of the loans in the amount of $2.0 million was paid in full and in April 1998, a second loan in the amount of $3.0 million was also paid in full. In April 1998, the Company obtained an additional $2.0 million mortgage loan from such entities. In July 1998, an additional $3.0 million loan was paid in full. See NOTE 4. "REAL ESTATE."

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

NOTE 12. SUBSEQUENT EVENTS

In July 1998, the Company purchased the Thompson II land, a 3.5 acre parcel of undeveloped land in Dallas County, Texas, for $471,000 in cash. The Company paid a real estate brokerage commission of $14,000 to Carmel Realty based on the $471,000 purchase price of the property.

Also in July 1998, the Company, through a newly formed partnership of which a wholly-owned subsidiary of the Company is the general partner and Class B limited partner, purchased the Katrina land, a 454.8 acre parcel of undeveloped land in Palm Desert, California, for $38.2 million. The partnership issued $23.2 million of Class A limited partnership units and obtained new mortgage financing of $15.0 million. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The Class A limited partners are entitled to an annual preferred return of $.07 per unit in 1998, $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter. The Class A units may be converted into shares of the Company's Series H Preferred Stock anytime after twelve months from closing on the basis of 100 Class A units for each share of Series H Preferred Stock. The Series H Preferred Stock may be converted into the Company's Common Stock using a 90% factor starting in December 2000. The Company paid a real estate brokerage commission of $1.1 million to Carmel Realty based on the $38.2 million purchase price of the property.

Further in July 1998, the Company purchased the HSM Cummings land, a 10.9 acre parcel of undeveloped land in Dallas County, Texas, for $1.6 million in cash. The Company paid a real estate brokerage commission of $48,000 to Carmel Realty based on the $1.6 million purchase price of the property.

In July 1998, the Company purchased the Walker land, a 71.1 acre parcel of undeveloped land in Dallas County, Texas, for $10.9 million in cash. Also in July, the Company obtained mortgage financing of $13.3 million secured by the Walker land. The Company received net financing proceeds of $12.8 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures July 1999. The mortgage is also secured by the HSM Cummings land. The Company paid a real estate brokerage commission of $327,000 to Carmel Realty based on the $10.9 million purchase price of the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provided opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1998 aggregated $4.6 million, compared with $5.3 million at December 31, 1997. Although the Company anticipates that during the remainder of 1998 it will generate excess cash flow from property operations, as discussed below, such excess cash is not expected to be sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor, which totaled $10.7 million at June 30, 1998, to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1997, notes payable totaling $89.0 million had either scheduled maturities or required principal reduction payments during 1998. The Company had the option of extending the maturity dates of $18.3 million of that amount, but in April 1998, the Company paid off $5.0 million of this amount, refinanced the remaining $13.3 million with the same lender, increased the loan's principal balance by $1.7 million and established a new maturity date of April 2000. The lender on an additional $19.5 million has extended the loan's maturity date to February 2000. In March 1998, the Company made a $10.2 million paydown on this loan. In addition, through June 30, 1998 the Company has paid down or paid off a total of $20.4 million of the remainder of such maturing debt. The Company intends to either pay off, extend the maturity dates or obtain alternate financing for the remaining $30.8 million of debt that matures during the remainder of 1998. There can be no assurance, however, that these efforts to obtain alternative financing or complete land sales will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Best Western Oceanside Hotel, Piccadilly Hotels, Williamsburg Hospitality House and the twenty-nine apartment complexes acquired by the Company in May 1998.

In January 1998, the Company purchased the El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in January 1998, the Company purchased the Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price.

Further in January 1998, the Company purchased the JHL Connell land, a 7.7 acre parcel of undeveloped land in Carrollton, Texas, for $1.3 million in cash.

In February 1998, the Company purchased the Scoggins land, a 314.5 acre parcel of undeveloped land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $1.5 million.

Also in February 1998, the Company purchased the Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices. In February 1998, the Company reacquired three of the properties, one of which was secured by the mortgage notes, for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages of $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net financing proceeds of $3.9 million after paying off the $3.7 million in existing mortgage debt and the payment of various costs associated with the financing. In June 1998, the Company reacquired the remaining two properties for $8.7 million. The Company paid $2.1 million in cash and assumed the existing mortgages of $6.6 million.

Also in March 1998, the Company purchased the Desert Wells land, a 420 acre parcel of undeveloped land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained new mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The seller financing was paid off at maturity in July 1998.

In April 1998, the Company purchased the Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price.

Also in April 1998, the Company sold a 77.7 acre tract of the Lewisville land parcel for $6.8 million in cash. The Company received net cash of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$358,000 after paying off first and second lien mortgages totaling $5.9 million. The Company recognized a gain of $2.0 million on the sale. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In December 1997, the Company sold the Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash of $3.5 million, and provided an additional $6.9 million in short term seller financing that was paid in full in January 1998. On the payoff of the seller financing the Company received net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs associated with the sale.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. Since April 1997, the borrower had not made the required note payments, nor the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received the first such payment on March 2, 1998. In April 1998, the bankruptcy court allowed the Company to foreclose on the hotel and casino. The Company did not incur a loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's note receivable.

In May 1998, the Company purchased, in a single transaction, twenty-nine apartment complexes totaling 2,441 units in Florida and Georgia for $55.8 million. The Company acquired the properties through three newly-formed Texas limited partnership. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in existing mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring entities, having the Company as the Class B Limited Partner and a newly-formed wholly-owned subsidiary of the Company, as the Managing General Partner. The Class A limited partners are entitled to a preferred return of $.08 per unit in 1998, $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter.

In May 1998, the Company sold a 15.4 acre tract of the Valley Ranch land parcel, for $1.2 million in cash. The Company received net cash of $41,000 after paying down $1.1 million on the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company recognized a gain of $663,000 on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.2 million in cash.

Further in May 1998, the Company sold a 21.3 acre tract of the Parkfield land parcel, for $1.3 million in cash. The Company received net cash of $40,000 after paying down $1.1 million on the mortgage secured by such land parcel and the payment of various costs associated with the sale. The Company recognized a gain of $670,000 on the sale.

In June 1998, the Company sold a 21.6 acre tract of the Chase Oaks land parcel, for $3.3 million in cash. The Company received net cash of $517,000 after paying down $2.0 million on the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company recognized a gain of $848,000 on the sale.

Also in June 1998, the Company sold a 150.0 acre tract of the Rasor land parcel, for $6.8 million in cash. The Company received net cash of $1.6 million after paying down $5.0 million on the mortgage secured by such land parcel and the payment of various closing costs associated with the sale. The Company recognized a gain of $789,000 on the sale.

Further in June 1998, the Company sold the entire 315.2 acre Palm Desert land parcel, for $17.2 million in cash. The Company received net cash of $9.2 million after paying off $7.2 million in mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $3.9 million on the sale.

In July 1998, the Company purchased the Thompson II land, a 3.5 acre parcel of undeveloped land in Dallas County, Texas, for $471,000 in cash.

Also in July 1998, the Company purchased, through a newly formed partnership, the Katrina land, a 454.8 acre parcel of undeveloped land in Palm Desert, California, for $38.2 million. The partnership issued $23.2 million of Class A limited partnership units and obtained new mortgage financing of $15.0 million. The Class A limited partners are entitled to an annual preferred return of $.07 per unit in 1998, $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter.

Further in July 1998, the Company purchased the HSM Cummings land, a 10.9 acre parcel of undeveloped land in Dallas County, Texas, for $1.6 million in cash.

In July 1998, the Company purchased the Walker land, a 71.1 acre parcel of undeveloped land in Dallas County, Texas, for $10.9 million in cash. Also in July, the Company obtained mortgage financing of $13.3 million. The Company received net cash of $12.8 million after the payment of various closing costs associated with the financing. The mortgage is also secured by the HSM Cummings land.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Loans Payable. In February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million. The Company received net cash of $1.5 million after the payment of various closing costs associated with the financing.

Also in February 1998, the Company refinanced its Vineyards land in the amount of $3.4 million. The Company received net cash of $2.9 million, after the payoff of $540,000 in mortgage debt.

Further in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net cash of $4.1 million after the payment of various closing costs associated with the financing.

In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land. The Company received net cash of $790,000 after the payment of various closing costs associated with the financing.

Also in March 1998, the Company refinanced the mortgage debt secured by the McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after paying off $2.5 million in mortgage debt, paying down $10.2 million on the Las Colinas I term loan and the payment of various closing costs associated with the financing. The Company also pledged 800,000 shares of Series F Preferred Stock as additional security for the loan.

In April 1998, the Company obtained a second lien mortgage of $2.0 million secured by the BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Also in April 1998, the Company refinanced the mortgage debt secured by the Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after paying off $5.0 million in mortgage debt and the payment of various closing costs associated with the financing.

Also in May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan. The Company received net cash of $6.6 million after paying off $1.4 million in mortgage debt on the Scout land and $1.5 million in mortgage debt on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs associated with the financing. The Company also pledged 250,000 shares of its Common Stock, and the Company's advisor pledged 177,000 shares of the Company's Common Stock as additional security for the loan.

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

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single margin loan. The Company has pledged 3,349,169 of its NRLP units as security for such margin loan which had a principal balance of $24.0 million at July 31, 1998. The margin loan is due and payable. The Company has received a commitment from a financial institution for a new loan in a principal amount in excess of the current outstanding loan balance. The Company has notified the existing margin lender that it intends to pay such loan in full prior to August 31, 1998.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. The Company received distributions totaling $8.5 million in the first six months of 1998 from the REITs and NRLP, including $6.7 million in distributions that were accrued at December 31, 1997.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $56.2 million at June 30, 1998.

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

Commitments and Contingencies

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. At June 30, 1998, the Company owned approximately 54% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, L.P. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at June 30, 1998, before reduction for the principal balance ($4.2 million at June 30, 1998) and accrued interest ($7.8 million at June 30, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution of Fund and Election of Successor General Partner (the "Resolution Agreement") which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998 as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement and directed that a notice be prepared to be mailed to the plaintiff class members describing the Cash Distribution Agreement. In addition, the Supervising Judge scheduled October 16, 1998 as the date for the final hearing on any objections to the Cash Distribution Agreement.

Pursuant to the order entered on August 4, 1998, $11.4 million will be deposited by NRLP into an escrow account following the final approval by the Supervising Judge of the Cash Distribution Agreement. The actual distribution of the cash to the plaintiff class members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the NRLP plaintiff class members pro rata based upon the formation of NRLP in 1987. The distribution of cash will be under the control of an independent settlement administrator.

Upon final approval by the Supervising Judge, the proposal to elect the successor general partner will be submitted to the unitholders of NRLP for a vote. All units of NRLP owned by affiliates of SAMLP (approximately 60.5% of the outstanding units of NRLP as of July 31, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the NRLP unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the fourth quarter of 1998. Upon the election and taking office of the successor general partner and the distribution of the cash to the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

Under the Cash Distribution Agreement, SAMLP has agreed to waive its right under the Settlement Agreement to receive any payment from NRLP for its Redeemable General Partner Interest upon its resignation and the election of a successor general partner. In addition, pursuant to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

Cash Distribution Agreement, the NRLP partnership agreement will be amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the NRLP partnership agreement.

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to NRLP. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to NRLP of the total amount of cash distributed by NRLP under the Cash Distribution Agreement. This note will require repayment over a ten-year period, bear interest and be guaranteed by the Trust, which (as of July 31, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54% of the outstanding units of NRLP.

In the event that the Cash Distribution Agreement is disapproved by the Supervising Judge or does not become effective pursuant to the provisions thereof, then the parties shall be restated to their respective positions as of December 14, 1997, all of the provisions of the Cash Distribution Agreement shall be void, and the Settlement Agreement shall remain in full force and effect.

Results of Operations

For the three months ended June 30, 1998, the Company reported net income of $14.8 million, compared to net income of $2.5 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company reported net income of $5.7 million compared with net income of $2.8 million for the six months ended June 30, 1997. The primary factors contributing to the Company's operating results are discussed in the following paragraphs.

Sales and cost of sales were $7.3 million and $6.2 million, respectively, for the three months ended June 30, 1998 compared to $2.2 million and $1.7 million for the three months ended June 30, 1997. Sales and cost of sales for the six months ended June 30, 1998 were $14.1 million and $12.0 million, respectively, compared to $2.2 million and $1.7 million for the same period in 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"), which became a wholly-owned consolidated subsidiary in May 1997.

Rents increased from $5.0 million and $10.9 million for the three and six months ended June 30, 1997 to $15.8 million and $27.3 million for the three and six months ended June 30, 1998. These increases are principally due to the acquisition in 1997 of the four Piccadilly Hotels, Collection Retail Center, the Williamsburg Hospitality House and the acquisition of twenty-nine apartment complexes effective April 1, 1998. Rents are expected to continue to increase as the Company benefits from a full year of operations of the properties it acquired in late 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income from mortgage notes receivable of $16,000 and $154,000 for the three and six months ended June 30, 1998 decreased from the $1.2 million and $2.3 million for the three and six months ended June 30, 1997. The decrease is attributable to the foreclosure of the $22.7 million note receivable secured by the Continental Hotel and Casino in April 1998. The note had been performing in 1997. Interest income is not expected to be significant for the remainder of 1998.

Other income decreased from $1.3 million and $1.8 million for the three and six months ended June 30, 1997 to a negative $399,000 and $608,000 for the three and six months ended June 30, 1998. The decrease is primarily due to increases of $1.9 million and $2.7 million in unrealized losses for the three and six months ended June 30, 1998 on the Company's trading portfolio securities. See NOTE 7. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Property operating expense increased from $4.0 million and $8.5 million for the three and six months ended June 30, 1997 to $11.5 million and $21.2 million for the three and six months ended June 30, 1998. The increases are principally due to the acquisition in 1997 of the four Piccadilly Hotels, Collection Retail Center, the Williamsburg Hospitality House and the acquisition of twenty-nine apartment complexes effective April 1998.

Interest expense increased from $6.9 million and $12.0 million for the three and six months ended June 30, 1997 to $13.0 million and $22.5 million for the three and six months ended June 30, 1998. The increases are primarily attributable to the debt incurred related to 30 parcels of land, five hotels, thirty-four apartment complexes and one commercial property purchased or obtained through foreclosure subsequent to June 30, 1997. Interest expense for the remaining quarters of 1998, is expected to increase as the Company continued to acquire properties in the third quarter on a leveraged basis.

Advisory and mortgage servicing fees increased from $585,000 and $1.0 million for the three and six months ended June 30, 1997 to $949,000 and $1.7 million in the three and six months ended June 30, 1998. The increase is primarily attributable to the Company's increase in gross assets, the basis for such fees. Such fees are expected to continue to increase as the Company's gross assets increase.

Depreciation and amortization increased from $600,000 and $1.1 million for the three and six months ended June 30, 1997 to the $1.7 million and $3.0 million for the three and six months ended June 30, 1998. Such increases are attributable to the income producing properties acquired by the Company subsequent to June 30, 1997, as described above.

General and administrative expenses increased from $1.5 million and $2.4 million for the three and six months ended June 30, 1997 to $1.9 million and $4.2 million in the three and six months ended June 30, 1998. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

increase is primarily attributable to $217,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $268,000 increase in advisor cost reimbursements and $1.1 million from consolidation of the operations of PWSI.

Incentive compensation for the six months ended June 30, 1997 was $299,000 and relates to the sale of Porticos Apartments. No incentive compensation was earned in 1998.

Equity in income of investees increased from $5.0 million and $5.2 million for the three and six months ended June 30, 1997 to $18.9 million and $21.3 million for the three and six months ended June 30, 1998. The increases in equity income are attributable to the Company's equity share of equity investees' gain on sale of real estate of $23.0 million and $26.2 million for three and six months ended June 30, 1998 compared to $4.9 million and $5.9 million for the three and six months ended June 30, 1997. These increases were offset in part, by an increase in the combined operating losses of the Company's equity investees. The Company's equity share of such losses being $4.2 million and $4.9 million for the three and six months ended June 30, 1998 compared to $1.1 million and $1.8 million for the same periods of 1997.

Gains on sale of real estate were $9.0 million for the three and six months ended June 30, 1998 compared to $3.9 million and $8.1 million for the three and six months ended June 30, 1997. For the three and six months ended June 30, 1998, the Company recognized a $670,000 gain on the sale of 21.3 acres of Parkfield land, a $1.9 million gain on the sale of Lewisville land, a $848,000 gain on the sale of 21.2 acres of Chase Oaks land, a $789,000 gain on the sale of 150.0 acres of Rasor land, a $3.9 million gain on the sale of Palm Desert land and a $842,000 gain on the sale of 39.4 acres of Valley Ranch land.

For the three months ended June 30, 1997, the Company recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments, a $216,000 gain on the sale of Kamperman land, a $668,000 gain on the sale of 3.1 acres of Las Colinas land. In the first quarter of 1997, a $3.4 million gain on the sale of 40.2 acres of BP Las Colinas land, a $171,000 gain on the sale of Osceola land and a $676,000 gain on the sale of 3.0 acres of Las Colinas I land.

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

Year 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in the third quarter of 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

                              ---------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.


Exhibit
Number                             Description
------               ----------------------------------------
 27.0                Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated May 1, 1998 was filed June 25, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item
     7. "Financial Statements and Exhibits," which reports the acquisition of twenty-nine apartment complexes as amended on Form 8-K/A, field July 16, 1998.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN REALTY TRUST, INC.



Date:    August 14, 1998                   By: /s/ Karl L. Blaha
     ------------------------                  --------------------------------
                                               Karl L. Blaha
                                               President






Date:    August 14, 1998                   By: /s/ Thomas A. Holland
     ------------------------                  --------------------------------
                                               Thomas A. Holland
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                           AMERICAN REALTY TRUST, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months Ended June 30, 1998



Exhibit                                                               Page
Number                             Description                       Number
------               ----------------------------------------        ------
 27.0                Financial Data Schedule, filed herewith.          37