Form 10-Q
period 1998-09-30
AMERICAN REALTY TRUST INC
filed 1998-11-16
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         Commission File Number 1-9948


                          AMERICAN REALTY TRUST, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                             54-0697989
-------------------------------                           --------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas         75231
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                      10,756,308
----------------------------           --------------------------------
          (Class)                     (Outstanding at October 30, 1998)

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


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           September 30, December 31,
                                                               1998         1997
                                                               ----         ----
                                                             (dollars in thousands)
                     Assets
Notes and interest receivable
   Performing ............................................   $    466     $  9,300
   Nonperforming .........................................        499       18,624
                                                             --------     --------
                                                                  965       27,924

Less - allowance for estimated losses ....................       (667)      (2,398)
                                                             --------     --------
                                                                  298       25,526

Real estate held for sale, net of accumulated
   depreciation ($5,098 in 1997) .........................    255,836      178,938


Real estate held for investment, net of accumulated
   depreciation ($9,199 in 1998 and $5,380 in 1997) ......    216,141      123,515

Pizza parlor equipment, net of accumulated
   depreciation ($1,439 in 1998 and $905 in 1997) ........      7,401        6,693

Marketable equity securities, at market value ............      7,734        6,205
Cash and cash equivalents ................................      2,021        5,347
Investments in equity investees ..........................     66,097       45,851
Intangibles, net of accumulated amortization
   ($1,049 in 1998 and $704 in 1997) .....................     15,020       15,230
Other assets .............................................     25,864       26,494
                                                             --------     --------
                                                             $596,412     $433,799
                                                             ========     ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                          September 30, December 31,
                                                              1998          1997
                                                          ------------- ------------
                                                            (dollars in thousands)
      Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($12,200 in 1998
   and $11,400 in 1997 to affiliates) ...................    $384,096      $261,986
Margin borrowings .......................................      42,212        53,376
Accounts payable and other liabilities (including
   $38,209 in 1998 and $22,825 in 1997 to affiliate) ....      51,615        34,442
                                                             --------      --------

                                                              477,923       349,804


Minority interest .......................................      52,268        20,542

Redeemable Preferred Stock
   Series C, 16,681 shares in 1998 (at liquidation
           preference) ..................................       1,668            --

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized
   20,000,000 shares, issued and outstanding
       Series B, 4,000 shares in 1997 ...................          --             8
       Series C, 16,681 shares in 1997 ..................          --            33
       Series F, 3,350,000 shares in 1998 and
         2,000,000 in 1997 (liquidation preference
         $33,500) .......................................       6,100         4,000
       Series G, 1,000 shares in 1998 (liquidation
         preference $100) ...............................           2            --
Common stock, $.01 par value; authorized
   100,000,000 shares, issued 13,492,800 shares
   in 1998 and 13,479,348 in 1997 .......................         135           135
Paid-in capital .........................................      84,185        84,943
Accumulated (deficit) ...................................     (25,841)      (25,638)
Treasury stock at cost, 2,737,216 shares in 1998
   and 2,767,427 shares in 1997 .........................         (28)          (28)
                                                             --------      --------

                                                               64,553        63,453
                                                             --------      --------

                                                             $596,412      $433,799
                                                             ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months          For the Nine Months
                                           Ended September 30,          Ended September 30,
                                       --------------------------    --------------------------
                                           1998          1997           1998           1997
                                       -----------    -----------    -----------    -----------
                                              (dollars in thousands, except per share)
Revenues
   Sales ........................      $     7,259    $     8,647    $    21,344     $    10,828
   Rents ........................           15,531          7,804         45,098          18,725
   Interest .....................               15            471            169           2,769
   Other ........................              486         (1,883)          (454)           (117)
                                       -----------    -----------    -----------     -----------
 .................................           23,291         15,039         66,157          32,205

Expenses
   Cost of sales ................            6,324          6,984         18,329           8,672
   Property operations ..........           12,032          5,030         34,192          13,501
   Interest .....................           12,396          8,351         35,676          20,425
   Advisory and servicing fees
      to affiliate ..............            1,058            630          2,767           1,639
   Incentive compensation to
      affiliate .................               --             --             --             299
   General and administrative ...            1,712          2,303          5,939           4,654
   Depreciation and
      amortization ..............            1,496            755          4,683           1,902
   Provision for loss ...........            3,000             --          3,000              --
   Minority interest ............              658            243          1,591             959
                                       -----------    -----------    -----------     -----------
 .................................           38,676         24,296        106,177          52,051
                                       -----------    -----------    -----------     -----------

(Loss) from operations ..........          (15,385)        (9,257)       (40,020)        (19,846)

Equity in income (losses) of
   investees ....................            6,099           (145)        27,429           5,106
Gain on sale of real estate .....            5,718          3,205         14,692          11,354
                                       -----------    -----------    -----------     -----------

Net income (loss) ...............           (3,568)        (6,197)         2,101          (3,386)

Preferred dividend requirement...             (502)           (49)          (595)           (151)
                                       -----------    -----------    -----------     -----------
Net income (loss) applicable
   to Common shares .............      $    (4,070)   $    (6,246)   $     1,506     $    (3,537)
                                       ===========    ===========    ===========     ===========

Earnings per share

   Net income (loss) applicable
      to Common shares ..........      $       (38)   $      (.52)   $       .14           $(.29)
                                       ===========    ===========    ===========     ===========

Weighted average Common shares
   used in computing earnings
   per share ....................       10,755,584     11,975,921     10,741,137      12,041,252
                                       ===========    ===========    ===========     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998


                                             Series B       Series C       Series F       Series G
                                            Preferred      Preferred      Preferred      Preferred       Common
                                              Stock          Stock          Stock          Stock          Stock
                                            ----------     ----------     ----------     ----------     ----------
                                                           (dollars in thousands, except per share)
Balance, January 1,
 1998 ........................              $        8       $       33  $    4,000      $       --      $      135

Dividends
   Common Stock ($.15 per
    share) ...................                      --               --           --              --              --
   Series B Preferred
     Stock ($2.50 per
     share) ..................                      --               --           --              --              --
   Series C Preferred
     Stock ($7.50 per
     share) ..................                      --               --           --              --              --
   Series F Preferred
     Stock ($.50 per
     share) ..................                      --               --           --              --              --
   Series G Preferred
     Stock ($5.00 per
     share) ..................                      --               --           --              --              --
Issuance of Series G
   Preferred Stock ...........                      --               --           --               2              --
Issuance of Series F
   Preferred Stock ...........                      --              --         2,100              --              --
Sale of Common Stock
   under dividend
   reinvestment plan .........                      --              --            --              --              --
Conversion of Series B
   Preferred Stock to
   Common Stock ..............                      (8)             --            --              --              --
Preferred Stock called
   for redemption ............                      --             (33)           --              --              --

Net income ...................                      --              --            --              --              --
                                            ----------       ---------    ----------      ----------      ----------

Balance, September 30,
   1998 ......................              $       --      $       --    $    6,100     $        2       $      135
                                            ==========      ==========    ==========     ==========       ==========




                                             Treasury       Paid-in      Accumulated    Stockholders'
                                              Stock         Capital       (Deficit)        Equity
                                            ----------     ----------    -----------    -------------
                                                   (dollars in thousands, except per share)
Balance, January 1,
 1998 ........................              $      (28)    $   84,943       $(25,638)    $   63,453

Dividends
   Common Stock ($.15 per
    share) ...................                      --             --         (1,710)       (1,710)
   Series B Preferred
     Stock ($2.50 per
     share) ..................                      --             --            (54)           (54)
   Series C Preferred
     Stock ($7.50 per
     share) ..................                      --             --           (125)          (125)
   Series F Preferred
     Stock ($.50 per
     share) ..................                      --             --           (411)          (411)
   Series G Preferred
     Stock ($5.00 per
     share) ..................                      --             --             (5)            (5)
Issuance of Series G
   Preferred Stock ...........                      --             98             --            100
Issuance of Series F
   Preferred Stock ...........                      --            529             --          2,629
Sale of Common Stock
   under dividend
   reinvestment plan .........                      --            197             --            197
Conversion of Series B
   Preferred Stock to
   Common Stock ..............                      --             53              1             46
Preferred Stock called
   for redemption ............                      --         (1,635)            --         (1,668)

Net income ...................                      --             --          2,101          2,101
                                            ----------     ----------       --------     ----------
Balance, September 30,
   1998 ......................              $      (28)    $   84,185       $(25,841)    $   64,553
                                            ==========     ==========       ========     ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
                                                        (dollars in thousands)
Cash Flows From Operating Activities
   Pizza parlor sales collected ....................   $  21,252       $ 10,828
   Rents collected .................................      44,350         16,972
   Interest collected ..............................         381          2,624
   Distributions from equity investees' operating
       cash flow ...................................       9,246          1,905
   Payments for pizza parlor operations ............     (20,045)        (8,672)
   Payments for property operations ................     (31,325)        (9,025)
   Interest paid ...................................     (23,928)       (12,723)
   Advisory and servicing fees paid to affiliate....      (2,767)        (1,938)
   General and administrative expenses paid ........      (5,856)        (4,765)
   Other ...........................................      (3,071)          (717)
                                                       ---------       --------

       Net cash (used in) operating activities .....     (11,763)        (5,511)


Cash Flows From Investing Activities
   Collections on notes receivable .................       7,901          3,062
   Funding of notes receivable .....................        (381)        (3,688)
   Proceeds from sale of real estate ...............      44,140         18,567
   Proceeds from sale of marketable equity
       securities ..................................       4,570          6,019
   Proceeds from sale of notes receivable ..........          --         18,342
   Purchases of marketable equity securities .......      (7,605)       (11,779)
   Investment in real estate entities ..............      (5,034)        (3,523)
   Distributions from equity investees' investing
       activities ..................................      16,427             --
   Acquisition of real estate ......................     (91,308)       (67,620)
   Earnest money deposits ..........................         565        (12,277)
   Real estate improvements ........................      (7,267)        (5,505)
   Fixed assets purchased ..........................        (787)        (5,809)
                                                       ---------      ---------

       Net cash (used in) investing  activities ....     (38,779)       (64,211)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               -----------------------
                                                                                 1998           1997
                                                                               --------       --------
                                                                              (dollars in thousands)
Cash Flows From Financing Activities
   Proceeds from notes payable .......................................        $ 135,696     $  91,141
   Payments on notes payable .........................................          (77,077)      (47,150)
   Deferred borrowing costs ..........................................           (8,214)       (3,294)
   Net advances from affiliates ......................................           15,330        23,632
   Margin borrowings, net ............................................          (14,998)        8,890
   Common dividends paid .............................................           (1,710)       (1,520)
   Preferred dividends paid ..........................................             (418)          (72)
   Distributions to minority interest holders ........................           (1,590)       (1,128)
   Sale of Common Stock under dividend reinvestment plan .............              197            --
                                                                              ---------     ---------
       Net cash provided by financing activities .....................           47,216        70,499

       Net increase (decrease) in cash and cash equivalents ..........           (3,326)          777

Cash and cash equivalents, beginning of period .......................            5,347         1,254
                                                                              ---------     ---------

Cash and cash equivalents, end of period .............................        $   2,021     $   2,031
                                                                              =========     =========

Reconciliation of net income (loss) to net cash
   (used in) operating activities
   Net income (loss) .................................................        $   2,101     $  (3,386)
   Adjustments to reconcile net income (loss) to
       net cash (used in) operating activities
       Depreciation and amortization .................................            4,683         1,570
       Amortization of deferred borrowing cost .......................            5,471           332
       Provision for loss ............................................            3,000            --
       Gain on sale of real estate ...................................          (14,692)      (11,354)
       Distributions from equity investees' operating cash flow ......            9,246         1,905
       Equity in (income) losses of investees ........................          (27,430)       (5,106)
       (Increase) decrease in marketable equity securities ...........           (1,529)          470
       Decrease in interest receivable ...............................              333             3
       Decrease in other assets ......................................            3,336         9,681
       Increase in accrued interest payable ..........................            1,179           520
       Increase (decrease) in accounts payable and other
         liabilities .................................................            1,760          (205)
       Other .........................................................              779            59
                                                                              ---------     ---------

         Net cash (used in) operating activities .....................        $ (11,763)    $  (5,511)
                                                                              =========     =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                            For the Nine Months
                                                            Ended September 30,
                                                          ----------------------
                                                            1998            1997
                                                          --------        -------
                                                           (dollars in thousands)
Schedule of noncash investing and financing
   activities

Stock dividends on Series C Preferred Stock ...........   $     --          $    82
Notes payable from acquisition of real estate .........     17,119           33,746
Notes payable from acquisition of minority
   interest ...........................................         --            5,000
Notes receivable canceled on reacquisition of
   property ...........................................      1,300               --
Notes receivable from sale of real estate .............         --              800
Issuance of Series F Preferred Stock ..................      2,100               --
Dividend obligation on conversion of Series F
   Preferred Stock ....................................        134               --
Current value of properties acquired through
   foreclosure on notes receivable with a carrying
   value of $22,715 in 1998 and $14,485 in 1997 .......     22,715           20,226
Notes payable from property acquired through
   foreclosure ........................................                      11,867
Issuance of Series G Preferred Stock ..................        100               --
Investment in properties reacquired ...................      5,270               --
Dividend obligation discharged on conversion of
   Series B Preferred Stock ...........................         44               --


Acquisition of Pizza World Supreme, Inc. ..............
   Carrying value of intangibles ......................         --           15,641
   Carrying value of pizza parlor equipment ...........         --            3,998
   Carrying value of note receivable retired ..........         --           13,387
   Carrying value of accounts payable and other
       liabilities ....................................         --            1,314


Acquisition of IGI Properties
   Carrying value of mortgages assumed ................     43,421               --
   Issuance of Class A partnership units ..............      6,568               --
   Carrying value of other assets .....................       (441)              --
   Carrying value of accounts payable and other
       liabilities ....................................        292               --
   Investment in partnerships .........................      1,980               --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P.

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene
E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of September 30, 1998, the Company owned approximately 54.4% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at September 30, 1998, before reduction for

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

the principal balance ($4.2 million at September 30, 1998) and accrued interest ($8.1 million at September 30, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement")which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998, as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the plaintiff class members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Supervising Judge entered an order granting final approval of the Cash Distribution Agreement. The Supervising Judge also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

Pursuant to the order $11.4 million will be deposited by NRLP into an escrow account. The actual distribution of the cash to the plaintiff class members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the plaintiff class members pro rata based upon the formation of NRLP in 1987. The distribution of cash will be under the control of an independent settlement administrator.

The proposal to elect the successor general partner will be submitted to the unitholders of NRLP for a vote. All units of NRLP owned by

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  SYNTEK ASSET MANAGEMENT, L.P. (Continued)

affiliates of SAMLP (approximately 61.5% of the outstanding units of NRLP as of October 30, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the NRLP unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the first quarter of 1999. Upon the election and taking office of the successor general partner and the distribution of the cash to the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

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

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note from SAMLP for its capital contribution to NRLP. In addition, the successor general partner will assume liability for a note which will require the repayment to NRLP of the $11.4 million paid by NRLP under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note will require repayment over a ten-year period, bear interest and be guaranteed by the Company, which (as of September 30, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.4% of the outstanding units of NRLP.

NRLP Management Corp., a wholly-owned subsidiary of the Company, is to be nominated as successor general partner. If elected, in addition to assuming the above liabilities it will incur a charge against its earnings for the monies paid by NRLP under the Supervising Judge's orders. As the units of NRLP owned by affiliates of SAMLP will be voted pro rata with the vote of the unaffiliated limited partners there is no assurance that NRLP Management Corp. will be elected the successor general partner. In the event that the Cash Distribution Agreement does not become effective, then the parties shall be restored to their positions of December 14, 1997, and the Settlement Agreement shall remain in full force and effect.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In December 1997, the Company sold the Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

received net cash of $3.5 million, and provided an additional $6.9 million in short term seller financing that was paid in full in January 1998. On the payoff of the seller financing the Company received net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs.

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. The borrower stopped making mortgage payments in April 1997, and did not make the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received only the first such payment. The Company's wraparound mortgage note receivable had a principal balance of $22.7 million at March 31, 1998. In April 1998, the bankruptcy court allowed the Company to foreclose on its mortgage note receivable. The Company did not incur a loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable. Not having a Nevada gaming license, the Company has hired a licensed operator to run the hotel and casino. The property has yet to breakeven.

NOTE 4.  REAL ESTATE

In January 1998, the Company purchased the El Dorado Parkway land, a 8.5 acre parcel of undeveloped land in McKinney, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price. The mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The seller financing bears interest at 8% per annum, requires semiannual payments of principal and interest of $67,000 and matures in January 2002. The Company paid a real estate brokerage commission of $57,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor.

Also in January 1998, the Company purchased the Valley Ranch IV land, a 12.3 acre parcel of undeveloped land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price. The seller financing

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000. The Company paid a real estate brokerage commission of $123,000 to Carmel Realty.

Further in January 1998, the Company purchased the JHL Connell land, a 7.7 acre parcel of undeveloped land in Carrollton, Texas, for $1.3 million in cash. The Company paid a real estate brokerage commission of $39,000 to Carmel Realty.

In February 1998, the Company purchased the Scoggins land, a 314.5 acre parcel of undeveloped land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 14% per annum, requires quarterly payments of interest only, required a principal reduction payment of $300,000 in May 1998, and matures in February 1999. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty.

Also in February 1998, the Company purchased the Bonneau land, a 8.4 acre parcel of undeveloped land in Dallas County, Texas, for $1.0 million. The Company obtained new mortgage financing of $1.0 million. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is pledged as additional collateral for this loan. The Company paid a real estate brokerage commission of $30,000 to Carmel Realty.

Further in February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million. The Company received net cash of $1.5 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $16,000 to BCM.

In February 1998, the Company refinanced the Vineyards land in the amount of $3.4 million. The Company received net cash of $2.9 million, after paying off existing mortgage debt of $540,000. The new mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $34,000 to BCM.

Also in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net cash of $4.1 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. The Company paid a mortgage brokerage and equity refinancing fee of $43,000 to BCM.

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

acquiring partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices, after the buyer received a 12% return on its investment. Accordingly, the Company recorded a deferred gain on the sale of $5.6 million which was offset against the Company's investment in the partnership. In February 1998, the Company reacquired three of the properties, one of which was security for the notes receivable, for $7.7 million. The Company paid $4.0 million in cash and assumed the mortgages totaling $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net cash of $3.9 million after paying off the $3.7 million of mortgage debt and the payment of various closing costs. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments of a total of $66,000 and mature in February 2008. In conjunction with reacquiring the properties, the Company received from Carmel Realty a refund of the $230,000 in real estate commissions the Company had paid on the sale of the three properties. In June 1998, the Company reacquired the remaining two properties for $8.6 million. The Company paid $2.1 million in cash and assumed the existing mortgages totaling $6.6 million. The mortgages bear interest at 8.73% per annum, require monthly principal and interest payments of a total of $57,000 and mature in January 2019. The Company also received from Carmel Realty a refund of the $323,000 real estate commission the Company had paid on the sale of these properties.

In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above. The mortgage bears interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Company's JHL Connell land is also pledged as additional collateral for this loan. The Company paid a mortgage brokerage and equity refinancing fee of $8,000 to BCM.

Also in March 1998, the Company purchased the Desert Wells land, a 420 acre parcel of undeveloped land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained new mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The mortgage bears interest at a variable rate, currently 14% per annum, requires monthly payments of interest only and matures in March 1999. The seller financing bore interest at 10% per annum, required monthly payments of interest only and matured in July 1998. The seller financing was paid in full at maturity. The Company paid a real estate brokerage commission of $720,000 to Carmel Realty.

Further in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after paying off $2.5 million in existing mortgage debt, the paydown of $10.2 million on the

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

Las Colinas I term loan and the payment of various closing costs. The Company also pledged 800,000 shares of its Series F Cumulative Convertible Preferred Stock as additional security for the loan. The new mortgage bears interest at 12% per annum, requires monthly payments of interest only and matures in March 1999. BCM has guaranteed repayment of the loan. The Company paid a mortgage brokerage and equity refinancing fee of $207,000 to BCM.

On September 3, 1998, the lender notified the Company of certain events, of a non-monetary nature, that in the lender's opinion, constitute events of default under debt agreement. The lender required that the Company correct such non-monetary defaults to its satisfaction with in 10 days. On November 4, 1998, the Company was served with the complaint filed by the lender, against the Company and BCM as guarantor in Superior Court of New Jersey, Law Division - Morris County. Among other things the complaint demands repayment of the loan. The Company has held negotiations with the lender in an effort to resolve this dispute and reinstate the loan. To date, such negotiations have not been successful. If the negotiations continue to be unsuccessful, the Company expects to be able to either refinance the loan or sell the collateral property and pay off the loan. Currently, a sufficient amount of the collateral property is under contract to pay off the loan prior to December 31, 1998. There is, however, no assurance that such sales contracts will close.

In April 1998, the Company purchased the Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price. The seller financing bears interest at 8.5% per annum, requires monthly payments of interest only and matures in November 1998. At maturity, the Company made a $450,000 principal paydown and the lender extended the loan's maturity to February 2, 1999. All other terms of the loan remained unchanged. The Company paid a real estate brokerage commission of $223,000 to Carmel Realty.

Also in April 1998, the Company sold a 77.7 acre tract of its Lewisville land parcel, for $6.8 million in cash. The Company received net cash of $358,000 after paying off first and second lien mortgages totaling $5.9 million and the payment of various closing costs. The Company paid a real estate brokerage commission of $203,000 to Carmel Realty. The Company recognized a gain of $2.0 million on the sale. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Further in April 1998, the Company obtained a second lien mortgage of $2.0 million secured by its BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The second lien mortgage which was paid at maturity, bore interest at 12% per annum, with principal and interest due at maturity in October 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

In April 1998, the Company refinanced the mortgage debt secured by its Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after paying off $5.0 million in existing mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Company paid a mortgage brokerage and equity refinancing fee of $73,000 to BCM.

In May 1998, but effective April 1, 1998, the Company completed the purchase, in a single transaction, of 29 apartment complexes (collectively, the "IGI Properties") totaling 2,441 units in Florida and Georgia for $55.8 million. The Company acquired the properties through three newly-formed Texas limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in existing mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring entities, having the Company as the Class B Limited Partner and a newly-formed wholly-owned subsidiary of the Company, as the Managing General Partner. The Class A limited partners are entitled to an annual preferred return of $.08 per unit in 1998, $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter. The units are exchangeable at anytime after April 1, 1999, into shares of the Company's Series F Cumulative Convertible Preferred Stock on the basis of ten units for one share of Preferred Stock. The mortgages bear interest at rates ranging between 7.86% and 11.22% per annum, require monthly principal and interest payments totaling $384,000 and mature between July 1, 2000 and September 1, 2017. The Company paid a real estate brokerage commission of $1.7 million to Carmel Realty.

Also in May 1998, the Company sold a 15.4 acre tract of its Valley Ranch land parcel, for $1.2 million in cash. The Company received net cash of $41,000 after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $37,000 to Carmel Realty. The Company recognized a gain of $663,000 on the sale.

Further in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.2 million in cash. The Company paid a real estate brokerage commission of $36,000 to Carmel Realty.

In May 1998, the Company sold a 21.3 acre tract of its Parkfield land parcel, for $1.3 million in cash. The Company received net cash of $40,000 after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty. The Company recognized a gain of $670,000 on the sale.

Also in May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan. The Company received net cash of $6.6 million

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

after paying off $1.4 million in mortgage debt on the Scout land and $1.5 million in mortgage debt on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs. The Company also pledged 250,000 shares of its Common Stock and BCM, the Company's advisor, pledged 177,000 shares of the Company's Common Stock as additional collateral on the mortgage.

In June 1998, the Company sold a 21.6 acre tract of its Chase Oaks land parcel, for $3.3 million in cash. The Company received net cash of $517,000 after paying down by $2.0 million the mortgage secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $99,000 to Carmel Realty. The Company recognized a gain of $848,000 on the sale.

Also in June 1998, the Company sold a 150.0 acre tract of its Rasor land parcel, for $6.8 million in cash. The Company received net cash of $1.6 million after paying down by $5.0 million the mortgage secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $203,000 to Carmel Realty. The Company recognized a gain of $789,000 on the sale.

Further in June 1998, the Company sold its entire 315.2 acre Palm Desert land parcel, for $17.2 million in cash. The Company received net cash of $9.2 million after paying off $7.2 million in mortgage debt and the payment of various closing costs. The Company paid a real estate brokerage commission of $517,000 to Carmel Realty. The Company recognized a gain of $3.9 million on the sale.

In July 1998, the Company purchased the Thompson II land, a 3.5 acre parcel of undeveloped land in Dallas County, Texas, for $471,000 in cash. The Company paid a real estate brokerage commission of $14,000 to Carmel Realty.

Also in July 1998, the Company purchased the Katrina land, a 454.8 acre parcel of undeveloped land in Palm Desert, California, for $38.2 million. The purchase was made by a newly formed partnership of which a wholly-owned subsidiary of the Company is the general partner and Class B limited partner. The partnership issued $23.2 million Class A limited partnership units and obtained new mortgage financing of $15.0 million. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The Class A limited partners are entitled to an annual preferred return of $.07 per unit in 1998, $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter. The Class A units may be converted into a total of 231,750 shares of the Company's Series H Preferred Stock anytime after July 13, 1999, on the basis of 100 Class A units for each share of Series H Cumulative Convertible Preferred Stock. A portion of the Preferred Stock may be converted into the Company's Common Stock using a 90% factor starting in December 2000. The Company paid a real estate brokerage commission of $1.1 million to Carmel Realty.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

Further in July 1998, the Company purchased the Walker land, a 132.6 acre parcel of undeveloped land in Dallas County, Texas, for $12.5 million in cash. Also in July, the Company obtained mortgage financing of $13.3 million secured by the Walker land. The Company received net financing proceeds of $12.8 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures July 1999. The mortgage is also secured by the FRWM Cummings land. The Company paid a real estate brokerage commission of $375,000 to Carmel Realty.

In July 1998, the Company sold a 2.5 acre tract of the Las Colinas I land, for $1.6 million in cash. The Company received net cash of $721,000 after paying down by $750,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $48,000 to Carmel Realty. The Company recognized a gain of $869,000 on the sale.

In August 1998, the Company financed its unencumbered Keller land in the amount of $5.0 million under the Las Colinas I term loan. The Company received net financing proceeds of $4.9 million after the payment of various closing costs.

In September 1998, a newly formed limited partnership, in which the Company has a combined 95% general and limited partnership interest, purchased the Messick land, a 72.0 acre parcel of undeveloped land in Palm Springs, California, for $3.5 million. The Company paid $1.0 million in cash and obtained seller financing of the remaining $2.5 million of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly payments of interest only, principal payments of $300,000 in July 1999 and July 2000, and matures in July 2001. The Company paid a real estate brokerage commission of $105,000 to Carmel Realty.

Also in September 1998, the Company sold a 60.0 acre tract of its Parkfield land parcel, for $1.5 million in cash. The Company received net cash of $21,000 after the payoff the $1.4 million mortgage secured by such land parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $45,000 to Carmel Realty. The Company recognized a gain of $43,000 on the sale.

Further in September 1998, the Company purchased the HSM land, a 6.2 acre parcel of undeveloped land in Farmers Branch, Texas, for $2.2 million in cash. The Company paid a real estate brokerage commission of $95,000 to Carmel Realty.

In September 1998, the Company sold the remaining 10.5 acres of its BP Las Colinas land for $4.7 million in cash. The Company received net cash of $1.8 million after paying off $2.7 million in mortgage debt and

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  REAL ESTATE (Continued)

the payment of various closing costs. The Company paid a real estate brokerage commission of $140,000 to Carmel Realty. The Company recognized a gain of $3.4 million on the sale.

Also in September 1998, the Company purchased the Vista Ridge land, a 160 acre parcel of undeveloped land in Lewisville, Texas, for $15.6 million. The Company paid $3.1 million in cash and obtained new mortgage financing of $12.5 million. The mortgage bears interest at 15.5% per annum, requires monthly interest only payments at a rate of 12.5% per annum and matures in July 1999. The Company paid a real estate brokerage commission of $235,000 to Carmel Realty.

Further in September 1998, the Company sold its entire 30.0 acre Kamperman land parcel for $2.4 million in cash. The Company received net cash of $584,000 after paying down by $1.6 million the Las Colinas I term loan secured by such parcel and the payment of various closing costs. The Company paid a real estate brokerage commission of $72,000 to Carmel Realty. The Company recognized a gain of $969,000 on the sale.

In September 1998, the Company sold a 1.1 acre tract of its Santa Clarita land parcel for $543,000 in cash. The Company received net cash of $146,000 after paying down by $350,000 the Las Colinas I term loan secured by such tract and the payment of various closing costs. The Company paid a real estate brokerage commission of $16,000 to Carmel Realty. The Company recognized a gain of $409,000 on the sale.

Also in September 1998, the Company purchased the Marine Creek land, a 54.2 acre parcel of undeveloped land in Fort Worth, Texas, for $2.2 million in cash. The Company paid a real estate brokerage commission of $134,000 to Carmel Realty.

Further in September 1998, the Company obtained second lien financing of $5.0 million secured by its Katy land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The second lien mortgage bears interest at 12.5% per annum, compounded monthly, with principal and interest due at maturity in January 1999. See NOTE
10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

During the third quarter of 1998, the Company recorded a provision for loss of $3.0 million to write down its Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write down was necessitated by an increase in the acreage designated as flood plain.

NOTE 5.  INVESTMENT IN EQUITY INVESTEES

Real estate entities. The Company's investment in real estate entities at September 30, 1998, includes (1) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"),

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"),
(2) units of limited partner interest of NRLP, (3) a general partnership interest in NRLP and NOLP, the operating partnership of NRLP, through the Company's 96% limited partner interest in SAMLP, (4) a general partnership interest in Garden Capital, L.P. ("GCLP") and its operating partnerships, and
(5) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP, NOLP and GCLP.

Effective August 1998, a wholly-owned subsidiary of the Company, acquired the
 .7% managing general partner interest of Garden Capital, Inc. in GCLP and the 1% managing general partner interest of Garden Capital Incorporated in 50 single asset limited partnerships in which GCLP is the 99% limited partner. NOLP owns a 99.3% limited partner interest in GCLP. GCLP was formed in November 1992, to facilitate the refinancing of 52 of NOLP's apartment complexes. The Company issued 250,000 shares of its Series F Cumulative Convertible Preferred Stock in exchange for the partnership interests.

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

The Company's investment in real estate entities, accounted for using the equity method, at September 30, 1998, was as follows:


                                                                           Equivalent
                   Percentage                    Carrying                   Investee
                 of the Company's                Value of                  Book Value                  Market Value
                  Ownership at                 Investment at                   at                    of Investment at
Investee        September 30, 1998           September 30, 1998          September 30, 1998          September 30, 1998
--------        ------------------           ------------------          ------------------          ------------------
NRLP                    54.4%                  $      23,239              $            *              $       70,114
CMET                    41.0                          15,875                     35,713                       26,285
IORI                    30.2                           3,261                      7,239                        3,744
TCI                     31.2                          10,590                     28,849                       15,765
                                               -------------                                          --------------
                                                      52,965                                          $      115,908
                                                                                                      ==============

General partner interest in
  NRLP, NOLP and GCLP                                  7,676
Other equity investees                                 5,456
                                               -------------
                                               $      66,097
                                               =============
-------------------

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

* At September 30, 1998, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity at December 31, 1997, was $198.9 million. Revaluation equity is defined as the difference between the appraised value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1998. Set forth below is summarized results of operations for the Company's equity investees for the nine months ended September 30, 1998:


Equity investees owned over 50%:
     Revenues..............................................      $ 85,661
     Property operating expenses...........................        61,207
     Depreciation..........................................         7,136
     Interest expense......................................        24,939
                                                                 --------
     (Loss) from operations................................        (7,621)
     Gain on sale of real estate...........................        42,410
                                                                 --------
     Net income............................................      $ 34,789
                                                                 ========

The Company's share of over 50% owned equity investees' operations was a loss of $4.1 million for the nine months ended September 30, 1998. The Company's share of equity investees' gains on sale of real estate was $25.1 million for the nine months ended September 30, 1998.


Equity investees owned less than 50%:
     Revenues..............................................      $ 100,605
     Equity in income of partnerships......................            647
     Property operating expenses...........................         68,391
     Depreciation..........................................         15,529
     Interest expense......................................         37,529
     Provision for loss....................................            154
                                                                 ---------
     (Loss) from operations................................        (20,351)

     Gain on sale of real estate...........................         18,085
                                                                 ---------
     Net (loss)............................................      $  (2,266)
                                                                 =========

The Company's share of less than 50% owned equity investees' loss from operations was $1.0 million for the nine months ended September 30,

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

1998. The Company's share of equity investees' gains on sale of real estate was $7.4 million for the nine months ended September 30, 1998.

The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In the first nine months of 1998, the Company received distributions totaling $9.2 million from the REITs and NRLP, including $6.7 million in distributions that were accrued at December 31, 1997.

In the first nine months of 1998, the Company purchased a total of $357,000 of equity securities of the REITs and NRLP.

In January 1992, the Company entered into a partnership agreement with an entity affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1997, 214 residential lots had been sold. In the first nine months of 1998, an additional 48 lots were sold. At September 30, 1998, 25 lots remained to be sold. In 1998, the partnership recorded a gain of $433,000 on such lot sales.

In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased 580 acres of undeveloped land in Collin County, Texas. In January 1998, the partnership sold a 155.4 acre tract of such land parcel for $2.9 million. The partnership received $721,000 in cash and provided seller financing of an additional $2.2 million. Of the net sales proceeds, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The seller financing bore interest at 12% per annum, required monthly payments of interest only and matured in July 1998. The seller financing was paid off at maturity, with the net proceeds being distributed; $1.1 million to the limited partner and $1.1 million to the Company as general partner. The partnership recognized a gain of $1.2 million on the sale. In September 1998, the partnership sold the remaining 96.5 acres for $1.3 million in cash. Of the net proceeds, $587,000 was distributed to the limited partner and $587,000 was distributed to the Company as general partner. The partnership recognized a gain of $128,000 on the sale.

In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell Associates"), which in turn has a 56.25% interest in Campbell Centre Joint Venture, which owned at

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENT IN EQUITY INVESTEES (Continued)

the time a 413,175 square foot office building in Dallas, Texas. The purchase price of the general partner interest was $550,000 in cash and a $500,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures in April 2000. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Associates. The purchase price was $300,000 in cash and a $750,000 note, which bears interest at 8% per annum, requires monthly payments of interest only and matures in April 2000. In July 1997, the Company purchased an additional 9% general partner interest in Campbell Associates for $868,000 in cash. In March 1998, Consolidated Equity Properties, Inc. acquired a 30% limited partner interest in Campbell Associates for $500,000 in cash. In June 1998, the Company purchased the remaining 5% general partner interest in Campbell Associates for $1.1 million.

In June 1998, Campbell Centre Joint Venture sold the office building for $32.1 million in cash. Campbell Associates, as a partner, received net cash of $13.2 million from the sales proceeds and escrowed an additional $190,000 for pending parking lot issues. Campbell Associates recognized a gain of $8.2 million on the sale.

In June 1995, the Company purchased a 1% general partner interest in a limited partnership which owned an apartment complex in each of the states of Florida, Illinois and Minnesota, with a total of 900 units. In August 1998, in conjunction with the sale of the apartment complexes, the Company sold its general partner interest for $903,000 in cash. The Company recognized a gain of $270,000 on the sale.

NOTE 6.  INDUSTRY SEGMENTS

                                           Other
                                            Real        Pizza
 1998                         Hotels       Estate       Parlor       Total
------                      ----------   ----------   ----------   ----------
Revenues ................  $   24,541       20,272    $   21,344      66,157
(Loss) from operations...        (331)     (39,702)           13     (40,020)
Identifiable assets .....      75,489      496,268        24,655     596,412
Depreciation and
    amortization ........       1,597        2,346           740       4,683
Capital expenditures ....         959        6,308           787       8,054


NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first nine months of 1998, the Company purchased $7.6 million and sold $4.1 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 1998, the Company recognized an unrealized increase in the market value of its trading portfolio securities of $1.9 million. Also in the first nine months of 1998, the Company realized a net gain of $206,000 from the sale of trading portfolio securities and received $14,000 in

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.  MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7% to 11%. Margin borrowing totaled $42.2 million at September 30, 1998.

In January 1998, the Company obtained a $2.0 million loan secured by a pledge of Common Stock of the Company owned by BCM, the Company's advisor, with a market value of $5.7 million at September 30, 1998. The Company received $2.0 million in net cash. In September 1998, the lender advanced the Company an additional $1.0 million.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single margin loan. The Company has pledged 3,349,169 of its NRLP units as security for such margin loan which had a principal balance of $10.6 million at September 30, 1998. The margin loan is due and payable. Subsequent to September 30, 1998, the Company has paid down such loan by $5.0 million. The lender has not made a demand for payment of the remaining $5.6 million, nor has it declared an event of default.

NOTE 9.  INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the nine months ended September 30, 1998, due to operating loss carryforwards.

NOTE 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner in a partnership that owns approximately 15.6% of the Company's outstanding shares of Common Stock. In January 1998, one of the loans in the amount of $2.0 million was paid in full and in April 1998, a second loan in the amount of $3.0 million was also paid in full. In April 1998, the Company obtained an additional $2.0 million mortgage loan from such entities. In July 1998, an additional $3.0 million loan was paid in full. In September 1998, the Company obtained an additional $5.0 million mortgage loan from such entities. In October 1998, the $2.0 million was paid in full. See NOTE 4. "REAL ESTATE."

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

NOTE 12. SUBSEQUENT EVENTS

In October 1998, the Company purchased the Vista Business Park land, a 41.8 acre parcel of undeveloped land in Travis County, Texas, for $3.0 million. The Company paid $730,000 in cash and obtained mortgage financing of $2.3 million. The mortgage bears interest at 8.9% per annum, requires monthly payments of interest only and matures in September 2000. The Company paid a real estate brokerage commission of $57,000 to Carmel Realty.

Also in October 1998, the Company purchased the Stone Meadows land, a 13.5 acre parcel of undeveloped land in Houston, Texas, for $1.6 million. The Company paid $491,000 in cash and obtained seller financing for the remaining $1.1 million of the purchase price. The seller financing bears interest at 10% per annum, requires quarterly principal and interest payments of $100,000 and matures in October 1999. The Company paid a real estate brokerage commission of $98,000 to Carmel Realty.

Further in October 1998, the Company financed its unencumbered Rasor land in the amount of $15.0 million, the Company receiving net cash of $13.5 million after the payment of various closing costs. Portions of the Company's Las Colinas and Valwood land parcels are included as additional collateral. The Company used the proceeds from this loan along with an additional $1.8 million to payoff the $15.8 million in mortgage debt secured by its Las Colinas and Valwood land parcels. 200.3 acres of the Company's Valwood land parcel are currently unencumbered. The Company paid BCM a mortgage brokerage and equity refinancing fee of $150,000.

                       --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provided opportunities for capital appreciation, as well as current income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

General. Cash and cash equivalents at September 30, 1998, aggregated $2.0 million, compared with $5.3 million at December 31, 1997. Although the Company anticipates that during the remainder of 1998 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor, which totaled $38.2 million at September 30, 1998, to meet its debt service obligations, pay taxes, interest and other non-property related expenses. In the fourth quarter of 1998, the Company's advisor has advanced an additional $15.0 million.

At December 31, 1997, notes payable totaling $89.0 million had either scheduled maturities or required principal reduction payments during 1998. The Company had the option of extending the maturity dates of $18.3 million of that amount, but in April 1998, the Company paid off $5.0 million of this amount, refinanced the remaining $13.3 million with the same lender, increased the loan's principal balance by $1.7 million and established a new maturity date of April 2000. On an additional $19.5 million the lender has extended the loan's maturity date to February 2000. In March 1998, the Company made a $10.2 million paydown on this loan. Through September 30, 1998 the Company has paid down or paid off a total of $29.5 million of the remainder of such maturing debt. As discussed in NOTE 4. " REAL ESTATE," the lender on a loan with a principal balance of $20.7 million at September 30, 1998, has declared events of non-monetary default to have accrued and demanded repayment of the amounts owned to it. Also, as discussed in NOTE 8. "MARGIN BORROWINGS," a margin loan with a current principal balance of $5.6 million is due, although the lender has not demanded payment. The Company intends to extend the maturity dates or obtain alternate financing for these and the remaining $11.5 million of debt that matures during the fourth quarter of 1998. There can be no assurance, however, that these efforts to obtain alternative financing or complete land sales will be successful.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Piccadilly Hotels, Williamsburg Hospitality House and the 34 apartment complexes acquired by the Company in May 1998.

In December 1997, the Company sold its Pin Oak land, a 567.6 acre parcel of undeveloped land in Houston, Texas, for $11.4 million. The Company received net cash of $3.5 million, and provided an additional $6.9 million in short term seller financing, that was paid in full in January 1998. On the payoff of the seller financing the Company received net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs.

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

In November 1994, the Company and an affiliate of BCM, sold five apartment complexes to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest in the acquiring partnership and two mortgage notes receivable, secured by one of the properties sold. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices, after the buyer received a 12% return on its investment. In February 1998, the Company reacquired three of the properties, one of which was secured by the mortgage notes, for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages of $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, the Company receiving net financing proceeds of $3.9 million after paying off the $3.7 million in existing mortgage debt and the payment of various costs. In June 1998, the Company reacquired the remaining two properties for $8.6 million. The Company paid $2.1 million in cash and assumed the existing mortgages of $6.6 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in April 1998, the Company sold a 77.7 acre tract of its Lewisville land parcel for $6.8 million in cash. The Company received net cash of $358,000 after paying off first and second lien mortgages totaling $5.9 million. See
NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In August 1990, the Company obtained the Continental Hotel and Casino in Las Vegas, Nevada, through foreclosure subject to first and second lien mortgages totaling $10.0 million. In June 1992, the Company sold the hotel and casino for, among other consideration, a $22.0 million wraparound mortgage note receivable. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of the March 1997 modification and an additional $2.0 million prior to December 1997. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow the Company to foreclose on the hotel and casino. At the hearing, the court ruled that the borrower had 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000 to the Company. The Company received only the first such payment. In April 1998, the bankruptcy court allowed the Company to foreclose on the hotel and casino. The Company did not incur a loss on foreclosure as the fair value of the property exceeded the carrying value of the Company's note receivable. Not having a Nevada gaming license, the Company has hired a licensed operator to run the hotel and casino. The property has yet to breakeven.

In May 1998, the Company purchased, in a single transaction, 29 apartment complexes with a total of 2,441 units in Florida and Georgia, for $55.8 million. The Company acquired the properties through three newly-formed Texas limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in existing mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring entities, having the Company as the Class B Limited Partner and a newly-formed wholly-owned subsidiary of the Company, as the Managing General Partner. The Class A limited partners are entitled to a preferred return of $.08 per unit in 1998, $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter.

In May 1998, the Company sold a 15.4 acre tract of its Valley Ranch land, for $1.2 million in cash. The Company received net cash of $41,000 after paying down $1.1 million on the mortgage secured by such land parcel and the payment of various closing costs.

Also in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of undeveloped land in Farmers Branch, Texas, for $1.2 million in cash.

Further in May 1998, the Company sold a 21.3 acre tract of its Parkfield land, for $1.3 million in cash. The Company received net cash of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$40,000 after paying down $1.1 million on the mortgage secured by such land parcel and the payment of various costs.

In June 1998, the Company sold a 21.6 acre tract of its Chase Oaks land, for $3.3 million in cash. The Company received net cash of $517,000 after paying down $2.0 million on the mortgage secured by such land parcel and the payment of various closing costs.

Also in June 1998, the Company sold a 150.0 acre tract of its Rasor land, for $6.8 million in cash. The Company received net cash of $1.6 million after paying down $5.0 million on the mortgage secured by such land parcel and the payment of various closing costs.

Further in June 1998, the Company sold its entire 315.2 acre Palm Desert land parcel, for $17.2 million in cash. The Company received net cash of $9.2 million after paying off $7.2 million in mortgage debt and the payment of various closing costs.

In July 1998, the Company purchased the Thompson II land, a 3.5 acre parcel of undeveloped land in Dallas County, Texas, for $471,000 in cash.

Also in July 1998, the Company through a newly formed partnership, of which a wholly-owned subsidiary of the Company is the general partner and Class B limited partner, purchased the Katrina land, a 454.8 acre parcel of undeveloped land in Palm Desert, California, for $38.2 million. The partnership issued $23.2 million Class A limited partnership units and obtained new mortgage financing of $15.0 million. The Class A limited partners are entitled to an annual preferred return of $.07 per unit in 1998, $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter.

In July 1998, the Company purchased the Walker land, a 132.6 acre parcel of undeveloped land in Dallas County, Texas, for $12.5 million in cash. Also in July, the Company obtained mortgage financing of $13.3 million. The Company received net cash of $12.8 million after the payment of various closing costs associated with the financing. The mortgage is also secured by the FRWM Cummings land.

In July 1998, the Company sold a 2.5 acre tract of its Las Colinas I land, for $1.6 million in cash. The Company received net cash of $721,000 after paying down by $750,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs.

In September 1998, a newly formed limited partnership in which the Company has a combined 95% general and limited partnership interest, purchased the Messick land, a 72.0 acre parcel of undeveloped land in Palm Springs, California, for $3.5 million. The Company paid $1.0 million in cash and obtained seller financing of the remaining $2.5 million of the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in September 1998, the Company sold a 60.0 acre tract of its Parkfield land parcel, for $1.5 million in cash. The Company received net cash of $21,000 after paying off the $1.4 million mortgage secured by such land parcel and the payment of various closing costs.

Further in September 1998, the Company purchased the HSM land, a 6.2 acre parcel of undeveloped land in Farmers Branch, Texas, for $2.2 million in cash.

In September 1998, the Company sold the remaining 10.5 acres of its BP Las Colinas land for $4.7 million in cash. The Company received net cash of $1.8 million after paying off $2.7 million in mortgage debt and the payment of various closing costs.

Also in September 1998, the Company purchased the Vista Ridge land, a 160 acre parcel of undeveloped land in Lewisville, Texas, for $15.6 million. The Company paid $3.1 million in cash and obtained mortgage financing of $12.5 million.

Further in September 1998, the Company sold its entire 30.0 acre Kamperman land parcel for $2.4 million in cash. The Company received net cash of $584,000 after paying down by $1.6 million the Las Colinas I term loan secured by such land parcel and the payment of various closing costs.

In September 1998, the Company sold a 1.1 acre tract of its Santa Clarita land for $543,000 in cash. The Company received net cash of $146,000 after paying down by $350,000 the Las Colinas I term loan secured by such parcel and the payment of various closing costs.

Also in September 1998, the Company purchased the Marine Creek land, a 54.2 acre parcel of undeveloped land in Fort Worth, Texas, for $2.2 million in cash.

Further in September 1998, the Company obtained second lien financing of $5.0 million secured by its Katy land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The second lien financing bears interest at 12.5% per annum, compounded monthly, with principal and interest due at maturity in January 1999. See NOTE
10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Loans Payable. In February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million. The Company received net cash of $1.5 million after the payment of various closing costs.

Also in February 1998, the Company refinanced its Vineyards land in the amount of $3.4 million. The Company received net cash of $2.9 million, after the payoff of $540,000 in mortgage debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Further in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million. The Company received net cash of $4.1 million after the payment of various closing costs.

In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000. The Company received net cash of $790,000 after the payment of various closing costs.

Also in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners and Dowdy land in the amount of $20.7 million. The Company received net cash of $5.9 million after paying off $2.5 million in mortgage debt, paying down $10.2 million on the Las Colinas I term loan and the payment of various closing costs associated with the financing. The Company also pledged 800,000 shares of its Series F Cumulative Convertible Preferred Stock as additional collateral for the loan. BCM has also guaranteed repayment of the loan.

In April 1998, the Company obtained second lien financing of $2.0 million secured by its BP Las Colinas land from the limited partner in a partnership that owns approximately 15.6% of the outstanding shares of the Company's Common Stock. The loan was paid at maturity in October 1998. See NOTE 10. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Also in April 1998, the Company refinanced the mortgage debt secured by the Parkfield land in the amount of $7.3 million. The Company received net cash of $1.2 million after paying off $5.0 million in mortgage debt and the payment of various closing costs.

Also in May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan. The Company received net cash of $6.6 million after paying off $1.4 million in mortgage debt on the Scout land and $1.5 million in mortgage debt on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs. The Company also pledged 250,000 shares of its Common Stock, and the Company's advisor pledged 177,000 shares of the Company's Common Stock as additional security for the loan.

In August 1998, the Company financed its unencumbered Keller land for $5.0 million with the Las Colinas I lender. The Company received net cash proceeds of $4.9 million after the payment of various closing costs.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single margin loan. The Company has pledged 3,349,169 of its NRLP units as security for such margin loan which had a principal balance of $10.6 million at September 30, 1998. The margin loan is due and payable. Subsequent to September 30, 1998, the Company has paid down such loan by $5.0 million. The lender has not made a demand for payment of the remaining $5.6 million, nor has it declared an event of default.

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

The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. CMET and IORI have paid regular quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. The Company received distributions totaling $9.2 million in the first nine months of 1998 from the REITs and NRLP, including $6.7 million in distributions that were accrued at December 31, 1997.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $42.2 million at September 30, 1998.

Management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections and discussions with the manager of the property and visits to selected properties in the surrounding area and a review of the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

(1) the property's current rents compared to market rents; (2) the property's expenses; (3) the property's maintenance requirements; and, (4) the property's cash flow.

Commitments and Contingencies

The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). SAMLP is the general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. At September 30, 1998, the Company owned approximately 54.4% of the outstanding limited partner units of NRLP.

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

The withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, has calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at September 30, 1998, before reduction for the principal balance ($4.2 million at September 30, 1998) and accrued interest ($8.1 million at September 30, 1998) on the note receivable from SAMLP for its original capital contribution to the partnership.

On December 15, 1997, NRLP, SAMLP, the NRLP oversight committee, Joseph B. Moorman, Invenex and the Counsel for the plaintiff class members executed an Agreement for Establishment of a Class Distribution Fund and Election of Successor General Partner (the "Resolution Agreement") which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP and NOLP, for the establishment of a fund for the benefit of the plaintiff class members consisting of cash and properties owned by NOLP and for the resolution of all related matters under the Settlement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

The Resolution Agreement was submitted to the Judge appointed to supervise the class action settlement (the "Supervising Judge") and on February 11, 1998, the Supervising Judge entered an order granting preliminary approval of the Resolution Agreement. On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Supervising Judge on July 23, 1998, as an alternative to the Resolution Agreement. On July 27, 1998, Invenex withdrew the proposal for approval of the Resolution Agreement. On August 4, 1998, the Supervising Judge entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the plaintiff class members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Supervising Judge entered an order granting final approval of the Cash Distribution Agreement. The Supervising Judge also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman, and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

Pursuant to the order, $11.4 million will be deposited by NRLP into an escrow account. The actual distribution of the cash to the plaintiff class members will occur immediately following the election and taking office of the successor general partner. The distribution of the cash shall be made to the NRLP plaintiff class members pro rata based upon the formation of NRLP in 1987. The distribution of cash will be under the control of an independent settlement administrator.

The proposal to elect the successor general partner will be submitted to the unitholders of NRLP for a vote. All units of NRLP owned by affiliates of SAMLP (approximately 61.5% of the outstanding units of NRLP as of October 30, 1998) will be voted pro rata with the vote of the other limited partners.

Upon approval by the NRLP unitholders, SAMLP shall withdraw as general partner and the successor general partner shall take office. If the required approvals are obtained, it is anticipated that the successor general partner will be elected and take office during the first quarter of 1999. Upon the election and taking office of the successor general partner and the distribution of the cash to the plaintiff class members, the Settlement Agreement and the NRLP oversight committee shall be terminated.

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

Under the Cash Distribution Agreement, the successor general partner will assume liability for the note receivable from SAMLP for its capital contribution to NRLP. In addition, the successor general partner will assume liability for a note receivable which will require the repayment to NRLP of the $11.4 million paid by NRLP under the Cash Distribution Agreement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note will require repayment over a ten-year period, bear interest and be guaranteed by the Company, which (as of September 30, 1998) is the owner of a 96% limited partner interest in SAMLP and approximately 54.4% of the outstanding units of NRLP.

NRLP Management Corp., a wholly-owned subsidiary of the Company, is to be nominated as successor general partner. If elected, in addition to assuming the above liabilities it will incur a charge against its earnings for the monies paid by NRLP under the Supervising Judge's orders. As the units of NRLP owned by affiliates of SAMLP will be voted pro rata with the vote of the unaffiliated limited partners there is no assurance that NRLP Management Corp. will be elected the successor general partner. In the event that the Cash Distribution Agreement does not become effective, then the parties shall be restored to their positions of December 14, 1997, and the Settlement Agreement shall remain in full force and effect.

Results of Operations

For the three months ended September 30, 1998, the Company reported a net loss of $3.6 million, compared to a net loss of $6.2 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company reported net income of $2.1 million compared with a net loss of $3.4 million for the nine months ended September 30, 1997. The primary factors contributing to the Company's operating results are discussed in the following paragraphs.

Sales and cost of sales were $7.3 million and $6.3 million for the three months ended September 30, 1998, compared to $8.6 million and $7.0 million for the three months ended September 30, 1997. Sales and cost of sales for the nine months ended September 30, 1998 were $21.3 million and $18.3 million compared to $10.8 million and $8.7 million for the same period in 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"), which became a wholly-owned consolidated subsidiary in May 1997. PWSI adopted a standard 13 week quarter in the fourth quarter of 1997, as a result, the three months ended September 30, 1997, included two additional weeks. Excluding the effects of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

two additional weeks, sales would have been $6.5 million and cost of sales $6.3 million. On a comparable basis, sales increased $800,000 due to an increase in sales generated by PWSI's Greater San Joaquin Valley stores which achieved a same store sales growth of 8.45%.

Rents increased from $7.8 million and $18.7 million for the three and nine months ended September 30, 1997 to $15.5 million and $45.1 million for the three and nine months ended September 30, 1998. These increases are principally due to the acquisition in 1997, of the four Piccadilly Hotels, the Collection Retail Center and Preston Square Shopping Center and obtaining the Williamsburg Hospitality House through foreclosure in 1997 and the acquisition of 34 apartment complexes in 1998. Rents are expected to continue to increase as the Company benefits from a full year of operations of the properties it acquired in late 1997 and 1998.

Interest income of $15,000 and $169,000 for the three and nine months ended September 30, 1998, decreased from the $471,000 and $2.7 million for the three and six months ended September 30, 1997. These decreases are attributable to the foreclosure of the $22.7 million note receivable secured by the Continental Hotel and Casino in April 1998. The note had been performing in 1997. Interest income is not expected to be significant in the future.

Other income improved from a loss of $1.9 million and $117,000 for the three and nine months ended September 30, 1997, to income of $486,000 and loss of $454,000 for the three and nine months ended September 30, 1998. The improvement is primarily due to realized income of $1.1 million and a decrease of $2.6 million in unrealized losses for the three and nine months ended September 30, 1998, on the Company's trading portfolio securities. See NOTE 7. "MARKETABLE EQUITY SECURITIES TRADING PORTFOLIO."

Property operating expense increased from $5.0 million and $13.5 million for the three and nine months ended September 30, 1997, to $12.0 million and $34.2 million for the three and nine months ended September 30, 1998. The increases are principally due to the acquisition in 1997 of the four Piccadilly Hotels, the Collection Retail Center and the Preston Square Shopping Center and obtaining the Williamsburg Hospitality House through foreclosure in 1997 and the acquisition of 34 apartment complexes in 1998.

Interest expense increased from $8.4 million and $20.4 million for the three and nine months ended September 30, 1997, to $12.4 million and $35.7 million for the three and nine months ended September 30, 1998. The increases are primarily attributable to the debt incurred related to 34 parcels of land, five hotels, 34 apartment complexes and two commercial property purchased or obtained through foreclosure subsequent to September 30, 1997. Interest expense for the remainder of 1998, is expected to increase as the Company continued to acquire properties on a leveraged basis in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advisory and mortgage servicing fees increased from $630,000 and $1.6 million for the three and nine months ended September 30, 1997, to $1.1 million and $2.8 million in the three and nine months ended September 30, 1998. The increase is primarily attributable to the Company's increase in gross assets, the basis for such fees. Such fees are expected to continue to increase as the Company's gross assets increase.

Depreciation and amortization increased from $755,000 and $1.9 million for the three and nine months ended September 30, 1997, to the $1.5 million and $4.7 million for the three and nine months ended September 30, 1998. Such increases were attributable to the 41 income producing properties acquired by the Company subsequent to September 30, 1997.

General and administrative expenses decreased from $2.3 million for the three months ended September 30, 1997, to $1.7 million in the three months ended September 30, 1998, due to a decrease in legal costs relating to the foreclosure of Continental Hotel in 1997. General and administrative expenses increased from $4.7 million for the nine months ended September 30, 1997 to $5.9 million for the nine months ended September 30, 1998. The nine month increase is primarily attributable to $217,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $87,000 increase in advisor cost reimbursements and $790,000 from consolidation of the operations of PWSI.

During the third quarter of 1998, the Company recorded a provision for loss of $3.0 million to write down its Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write down was necessitated by an increase in the acreage designated as flood plain.

Minority interest expense increased from $243,000 and $959,000 for the three and nine months ended September 30, 1997, to $658,000 and $1.6 million for the three and nine months ended September 30, 1998. The increase for the three and nine months is primarily due to the payment of preferred returns to the IGI properties limited partners. See NOTE 4. "REAL ESTATE."

Incentive compensation for the nine months ended September 30, 1997, was $299,000 and relates to the sale of Porticos Apartments. No incentive compensation was earned in 1998.

Equity in income of investees improved from a loss of $145,000 and income of $5.1 million for the three and nine months ended September 30, 1997, to income of $6.1 million and $27.4 million for the three and nine months ended September 30, 1998. The increases in equity income are attributable to the Company's equity share of equity investees' gain on the sale of real estate of $6.3 million and $32.4 million for three and nine months ended September 30, 1998, compared to $1.1 million and $7.0 million for the three and nine months ended September 30, 1997. These increases were offset in part, by an increase in the combined operating losses of the Company's equity investees. The Company's equity share of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

such losses were $200,000 and $5.0 million for the three and nine months ended September 30, 1998, compared to losses of $1.2 million and $1.9 million for the same periods of 1997.

Gains on sale of real estate were $5.7 million and 14.7 million for the three and nine months ended September 30, 1998, compared to $3.2 million and $11.4 million for the three and nine months ended September 30, 1997. In April 1998, the Company recognized a $663,000 gain on the Valley Ranch land and a $1.9 million gain on the sale of Lewisville land. In May 1998, the Company recognized a previously deferred gain of $179,000 on the December 1997 sale of Valley Ranch land and a gain of $671,000 on the sale of Parkfield land. In June 1998, the Company recognized a gain of $848,000 on the sale of Chase Oaks land, a $789,000 gain on the sale of Rasor land and a $3.9 million gain on the sale of Palm Desert land. In July 1998, the Company recognized a gain of $869,000 on the sale of Las Colinas land. In September 1998, the Company recognized a $3.4 million gain on the sale of BP Las Colinas land, a $408,000 gain on the sale of Santa Clarita land and a $969,000 gain on the sale of Kamperman land.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from the Company for personal injury associated with such materials.

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

Year 2000

Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed the Company that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Company's properties, has informed the Company that it is currently testing year 2000 compliant property management computer software for the Company's commercial properties. Carmel, Ltd. expects to begin utilizing such software January 1, 1999. With regards to the Company's apartment properties, Carmel, Ltd. has informed the Company that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant property management computer software.

The Company has not incurred, nor does it expect to incur, any costs related to its accounting and property management computer software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has yet to complete its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine which systems are not year 2000 compliant. Management does not believe that any necessary modifications to such systems will require significant expenditures or cause interruptions in operations, as such enhanced operating systems are readily available.

The Company has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Company faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.


Exhibit
Number                                Description
-------       -----------------------------------------------------------------

  3.1 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series F 10% Cumulative Preferred Stock, increasing the number of authorized shares, dated October 27, 1998, filed herewith.


 27.0         Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K as follows:


         None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN REALTY TRUST, INC.






Date:    November 16, 1998             By:  /s/ Karl L. Blaha
     -------------------------            ---------------------------
                                          Karl L. Blaha
                                          President






Date:    November 16, 1998             By:  /s/ Thomas A. Holland
     -------------------------            ---------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1998


Exhibit                                                                                       Page
Number                              Description                                              Number
-------  ----------------------------------------------------------------------
  3.1    Articles of Amendment to Articles of Incorporation of American Realty                  43
         Trust, Inc. increasing the number of authorized shares of Series F
         Cumulative Convertible Preferred Stock to 15,000,000, dated October
         27, 1998.


 27.0    Financial Data Schedule                                                                56
