Form 10-K405/A
period 1997-12-31
AMERICAN REALTY TRUST INC
filed 1998-11-24
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997
                                                         -----------------

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

This Form 10-K/A Amendment No. 1 amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:


ITEM 2.  PROPERTIES - REAL ESTATE - page 12 and 13


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS - page 50.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 3. NOTES AND INTEREST RECEIVABLE - page 71 and NOTE 17. INDUSTRY SEGMENTS - page 95.

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

A summary of the activity in the Company's owned real estate portfolio during 1997 is as follows:

     Owned properties in real estate portfolio at January 1,
        1997 ............................................................    26*
     Properties purchased ...............................................    32
     Property obtained through foreclosure ..............................     1
     Properties sold ....................................................     3
                                                                           ----
     Owned properties in real estate portfolio at
        December 31, 1997 ...............................................    56*
                                                                           ====

----------

* Includes a residential subdivision with 22 developed residential lots at January 1, 1997, and 1 developed residential lot at December 31, 1997.

Properties Held for Investment. Set forth below are the Company's properties held for investment and the average annual rental rate for commercial properties and the average daily room rate and hotel room revenue divided by total available rooms for hotels and occupancy thereof at December 31, 1997, 1996 and 1995 for commercial properties and average occupancy during 1997, 1996 and 1995 for hotels:

                                                                      Rent Per Square Foot
                                                                        Average Room Rate            Occupancy %
                                               Square Footage/     --------------------------   -----------------------
    Property                Location                Rooms           1997      1996      1995     1997    1996      1995
-----------------        --------------        ---------------     ------    ------    ------   ------  ------    -----
Office Building
Rosedale Towers          Minneapolis, MN       84,798 Sq.Ft.     $   15.03   $ 14.88   $ 13.16    93      91        90

Shopping Center
Collection               Denver, CO            267,812 Sq.Ft.         9.46       *         *      82       *         *
Oaktree Village          Lubbock, TX           45,623 Sq.Ft.          8.17      7.98      7.34    90      89        91
Preston Square           Dallas, TX            35,508 Sq.Ft.         15.26       *         *      92       *         *

Merchandise Mart
Denver Mart              Denver, CO            509,008 Sq.Ft.        14.75     15.33     14.53    93      95        96

Hotels
Best Western             Virginia Beach, VA         110 Rooms        90.44     41.11       *      60      42         *
 Oceanside
Inn at the Mart          Denver, CO                 161 Rooms        53.15     46.66     44.69    53      36        40
Kansas City
 Holiday Inn             Kansas City, MO            196 Rooms        70.73     66.46     61.66    77      79        75

                                                                        Average Room Rate             Occupancy %
                                                                   --------------------------   ----------------------
    Property             Location                  Rooms            1997      1996      1995     1997    1996     1995
-------------------   --------------           -------------       ------    ------    ------   ------  ------    ----
Hotels - Continued
Piccadilly Airport       Fresno, CA                185 Rooms       $ 62.98      *         *       50        *       *
Piccadilly Chateau       Fresno, CA                 78 Rooms         50.86      *         *       49        *       *
Piccadilly Shaw          Fresno, CA                194 Rooms         64.07      *         *       62        *       *
Piccadilly
 University              Fresno, CA                190 Rooms         62.22      *         *       49        *       *
Williamsburg
 Hospitality House       Williamsburg, VA          296 Rooms         81.87      *         *       60        *       *

                                                                      Total Room Revenues
                                                                          Divided by
                                                                     Total Available Rooms
                                                                 -------------------------------
     Property                Location              Rooms          1997         1996        1995
--------------------     -----------------       ---------       ------       ------      ------
Hotels
Best Western
 Oceanside               Virginia Beach, VA      110 Rooms       $ 54.03      $17.69      $  *
Inn at the Mart          Denver, CO              161 Rooms         28.02       16.80       17.79
Kansas City
 Holiday Inn             Kansas City, MO         196 Rooms         54.13       52.63       46.31
Piccadilly Airport       Fresno, CA              185 Rooms         35.94**       *           *
Piccadilly Chateau       Fresno, CA               78 Rooms         27.74**       *           *
Piccadilly Shaw          Fresno, CA              194 Rooms         41.17**       *           *
Piccadilly
 University              Fresno, CA              190 Rooms         35.65**       *           *
Williamsburg
 Hospitality House       Williamsburg, VA        296 Rooms         55.30**       *           *


Single Family Residence
Tavel Circle  Dallas, TX                       2,271 Sq.Ft.

-----------

*    Property was acquired in 1997 or 1996.
**   For only that portion of the year owned by the Company.

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

"ACQUISITION OF PIZZA WORLD SUPREME, INC."

Rents increased from $20.7 million in 1996 to $29.1 million in 1997. Hotel rents increased from $6.1 million in 1996 to $12.7 million while rents from other real estate activities increased from $14.6 million in 1996 to $16.4 million in 1998. The increase in the hotel rents is due to the acquisition of the four Piccadilly Hotels in October 1997 and the Company obtaining the Williamsburg Hospitality House through foreclosure in September 1997. The increase in rents from other real estate activities is due to the acquisition of the Collection Retail Center in September 1997.

Property operations expense increased from $15.9 million in 1996 to $24.2 million in 1997. Hotel property operations expense increased from $4.8 million in 1996 to $9.9 million in 1997 while the other real estate activities property operations expense increased from $11.1 million in 1996 to $14.3 million in 1997. The increase in hotel property operations expense is due to the acquisition of the four Piccadilly Hotels and the Company obtaining the Williamsburg Hospitality House through foreclosure in 1997. The property operating expenses of other real estate activities increased due to the acquisition of the Collection Retail Center and twenty-four land parcels in 1997.

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

                           AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  NOTES AND INTEREST RECEIVABLE

                                                                  1997                                  1996
                                                  ---------------------------------       --------------------------------
                                                     Estimated                             Estimated
                                                       Fair                Book               Fair              Book
                                                       Value               Value              Value             Value
                                                  --------------       ------------       ------------       -------------
Notes Receivable
   Performing (including $1,307
      in 1997 and $13,563 in 1996
      from affiliates)....................        $        9,217       $      9,340       $     52,939       $      55,161
   Nonperforming, nonaccruing.............                26,344             23,212              1,884               1,584
                                                  --------------       ------------       ------------       -------------
                                                  $       35,561             32,552       $     54,823              56,745
                                                  ==============                          ============
   Interest receivable....................                                      380                                    445
   Unamortized premiums/
      (discounts).........................                                     (124)                                  (162)
  Deferred gains..........................                                   (4,884)                                (4,617)
                                                                       ------------                          -------------
                                                                       $     27,924                          $      52,411
                                                                       ============                          =============

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

At December 31, 1996, a $1.1 million nonrecourse participation was deducted from notes receivable. Such participation was satisfied in conjunction with the Company's foreclosure of its $8.9 million junior mortgage note receivable secured by the Williamsburg Hospitality House, as discussed below.

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

NOTE 16. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                       1997       1996      1995
                                                      -------    ------    ------
     Fees
        Advisory and mortgage
          servicing ..............................    $ 2,657    $1,539    $1,195
        Loan arrangement .........................        592       806        95
     Brokerage commissions .......................      7,586     1,889       905
     Property and construction
        management and leasing
        commissions* .............................        865       892     1,200
                                                      -------    ------    ------
                                                      $11,700    $5,126    $3,395
                                                      =======    ======    ======

        Cost reimbursements ......................    $ 1,809    $  691    $  516
                                                      =======    ======    ======

----------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 17. INDUSTRY SEGMENTS

                                                         Other
                                                          Real        Pizza
 1997                                        Hotels      Estate       Parlor     Total
------                                       ------    ---------     -------    ---------
Revenues ...............................    $12,708    $  16,367     $17,926    $  47,001
Income (loss) before
     income taxes ......................        240       (4,247)      1,579       (2,428)
Identifiable assets ....................     49,371      360,629      23,799      433,799
Depreciation and
     amortization ......................        779        1,873         686        3,338
Capital expenditures ...................        905       10,088       6,693       17,686

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

                                        AMERICAN REALTY TRUST, INC.




Dated:   November 24, 1998              By:    /s/ Karl L. Blaha
      ------------------------              ------------------------
                                            Karl L. Blaha
                                            Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





By:    /s/ Karl L. Blaha                      By:    /s/ Cliff Harris
    -------------------------------               ---------------------------
    Karl L. Blaha                                 Cliff Harris
    Director and President                        Director





By:    /s/ Roy E. Bode                        By:    /s/ Al Gonzalez
    -------------------------------               ---------------------------
    Roy E. Bode                                   Al Gonzalez
    Director                                      Director





By:    /s/ Thomas A. Holland
    -------------------------------
    Thomas A. Holland
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)


Dated:   November 24, 1998
       ---------------------