Form 10-Q/A
period 1998-03-31
AMERICAN REALTY TRUST INC
filed 1998-11-24
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998
                                                            --------------

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
          (Class)                            (Outstanding at April 30, 1998)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as follows:


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 6.  INDUSTRY SEGMENTS
- page 15.

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

NOTE 6.  INDUSTRY SEGMENTS

                                                           Other
                                                            Real       Pizza
 1998                                        Hotels        Estate      Parlor       Total
------                                      --------     ---------     -------    ---------
Revenues ...............................    $  6,327     $   5,128     $ 6,794    $  18,249
Income (loss) before
    income taxes .......................        (803)       (8,321)         16       (9,108)
Identifiable assets ....................      54,702       374,253      22,240      451,195
Depreciation and
    amortization .......................         516           484         232        1,232
Capital expenditures ...................          54         1,618         670        2,342

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


                                                AMERICAN REALTY TRUST, INC.






Date:    November 24, 1998                      By:  /s/ Karl L. Blaha
     ------------------------                      ----------------------------
                                                   Karl L. Blaha
                                                   President






Date:    November 24, 1998                      By:  /s/ Thomas A. Holland
     ------------------------                      ----------------------------
                                                   Thomas A. Holland
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)