Form 10-Q/A
period 1998-06-30
AMERICAN REALTY TRUST INC
filed 1998-11-24
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                                                            -------------


                          Commission File Number 1-9948
                                                 ------

                           AMERICAN REALTY TRUST, INC.
         -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Georgia                                           54-0697989
-------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas         75231
-----------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (214) 692-4700
                       -----------------------------------
                         (Registrant's Telephone Number,
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
         (Class)                     (Outstanding at July 31, 1998)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998 as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NOTE 6. INDUSTRY SEGMENTS
- page 20.

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

NOTE 6.  INDUSTRY SEGMENTS

                                              Other
                                               Real           Pizza
 1998                         Hotels          Estate          Parlor          Total
------                      ----------      ----------      ----------      ----------
Revenues ...............    $   15,368      $   11,486      $   14,085      $   40,939
(Loss) from operations..          (525)        (24,047)            (63)        (24,635)
Identifiable assets ....        70,673         424,466          24,867         520,006
Depreciation and
    amortization .......         1,145           1,335             479           2,959
Capital expenditures ...           718           4,089             787           5,594


NOTE 7.  MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

In the first quarter of 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first six months of 1998, the Company purchased $5.0 million and sold $3.8 million of such securities. These equity securities are considered

                                 SIGNATURE PAGE


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