Form 10-K405/A
period 1997-12-31
AMERICAN REALTY TRUST INC
filed 1999-01-26
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

This Form 10-K/A Amendment No. 1 amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - page 45 and 48.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - page 67

        NOTE 3.  NOTES AND INTEREST RECEIVABLE - page 71.

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

Net cash from operating activities decreased from $2.4 million in 1996 to a deficit of $16.6 million in 1997. Fluctuations in the components of cash flow from operations are discussed in the paragraphs that follow.

Net cash from pizza operations (sales less cost of sales) in 1997 was $5.2 million. Pizza operations were consolidated effective May 1, 1997. See NOTE
7. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

Net cash from property operations (rent collected less payments for expenses applicable to rental income) increased from $4.0 million in 1996 to $5.4 million in 1997. Of this increase $2.7 million relates to the Company having acquired five hotels (one of which was through foreclosure) and two shopping centers in 1997. An additional $450,000 was due to increased rental income at the Company's merchandise mart and at two of its hotels. These increases were partially offset by a decrease of $1.3 million due to costs relating to 15 land parcels acquired in 1997.

Interest collected decreased to $2.6 million in 1997 from $4.3 million in 1996. The decrease is attributable to the sale of two notes receivable and the payoff of a third note receivable in 1997.

Interest paid increased from $9.6 million in 1996 to $19.1 million in 1997. The increase is due to the debt associated with five hotels, two shopping centers and 15 land parcels acquired in 1997.

Advisory and servicing fees paid increased from $1.5 million in 1996 to $2.7 million in 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee.

General and administrative expenses paid increased from $3.1 million in 1996 to $7.0 million in 1997. The increase is attributable to a $1.1 million increase in legal fees and travel expenses relating to potential acquisitions, financings and refinancings, a $1.1 million increase in advisor cost reimbursements and $2.1 million is attributable to the general and administrative expenses of the Company's pizza operations which were consolidated effective May 1, 1997. See NOTE 7. "ACQUISITIONS OF PIZZA WORLD SUPREME, INC."

Distributions from equity investees' decreased from $9.1 million in 1996 to $5.7 million in 1997. Included in 1996 distributions, was a special distribution of $3.3 million from National Realty, L.P. ("NRLP").

Distributions to minority interest holders were $1.4 million in 1997. This represents preferred returns paid to limited partner unitholders of five consolidated partnerships. See NOTE 4. "REAL ESTATE" and NOTE 13. "PREFERRED STOCK."

Net cash from marketable equity securities trading was $944,000 in 1996 and a use of $4.6 million in 1997. See NOTE 8. "MARKETABLE EQUITY SECURITIES - Trading Portfolio."

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

Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all majority-owned subsidiaries and controlled partnerships other than National Realty, L.P. ("NRLP") and during the period April 1996 to April 1997 for Pizza World Supreme, Inc. ("PWSI"). The Company uses the equity method to account for its investment in NRLP as control is considered to be temporary. The Company used the equity method to account for its investment in PWSI from April 1996 to April 1997 as control was considered to be temporary. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." and NOTE 7. "ACQUISITION OF PIZZA WORLD SUPREME, INC." All significant intercompany transactions and balances have been eliminated.

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

In 1990, in conjunction with the sale of its first lien mortgage note receivable secured by the Williamsburg Hospitality House, the Company retained a $1.1 million participation. The sales price of the note exceeded the Company's carrying value by the amount of the participation and at December 31, 1996, such participation was deducted from notes receivable. Such participation was discharged in conjunction with the Company's foreclosure of its $8.9 million junior mortgage note receivable secured by the Williamsburg Hospitality House, as discussed below.

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




Dated:   January 26, 1999               By:    /s/ Karl L. Blaha
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


Dated:   January 26, 1999
       ---------------------