Form 10-Q/A
period 1998-03-31
AMERICAN REALTY TRUST INC
filed 1999-01-26
CIK 827165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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
          (Class)                            (Outstanding at April 30, 1998)

This Form 10-Q/A Amendment No. 1 amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - pages 18 and 21.

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

Net cash used in operating activities decreased from $4.3 million for the three months ended March 31, 1997, to $1.5 million for the three months ended March 31, 1998. Fluctuations in the components of cash flow from operations are discussed in the paragraphs that follow.

Net cash from pizza operations (sales less cost of sales) for the three months ended March 31, 1998, were $200,000. Pizza operations were consolidated effective May 1, 1997.

Net cash from property operations (rents collect less payments for expenses applicable to rental income) increased to $1.1 million for the three months ended March 31, 1998 from a deficit of $258,000 for the corresponding period in 1997. Of this increase $1.7 million relates to the Company having acquired five hotels and two shopping centers in 1997. An additional increase of $252,000 was due to increased rental income from the Company's merchandise mart. These increases were partially offset by a decrease of $764,000 due to costs relating to 22 land parcels acquired subsequent to March 31, 1997.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Best Western Oceanside Hotel, Piccadilly Hotels and Williamsburg Hospitality House.

Interest collected decreased to $203,000 for the three months ended March 31, 1998, from $1.1 million for the corresponding period in 1997. The decrease is attributable to the sale of two notes receivable and the payoff of a third note receivable in 1997.

Interest paid increased from $3.5 million for the three months ended March 31, 1997, to $6.4 million for the corresponding period in 1998. The increase is primarily due to debt incurred or assumed relating to 22 parcels of land, five hotels and two shopping centers acquired subsequent to March 31, 1997.

Advisory and servicing fees paid increased from $424,000 for the three months ended March 31, 1997, to $760,000 for the corresponding period in 1998. The increase was due to an increase in the Company's gross assets, the basis for such fee.

General and administrative expenses paid increased from $870,000 for the three months ended March 31, 1997, to $2.3 million for the corresponding period in 1998. The increase is primarily attributable to $347,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $320,000 increase in advisor cost reimbursements and $693,000 of general and administrative expenses related to pizza operations. Pizza operations were consolidated effective May 1, 1997.

Distributions from equity investees' increased to $7.0 million for the three months ended March 31, 1998 from $568,000 for the corresponding period in 1997. Included in 1998 distributions, were special distributions totaling $6.1 million from Transcontinental Realty Investors, Inc. ("TCI") and National Realty, L.P. ("NRLP") that had been accrued at December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various Real Estate Investment Trusts (collectively, the "REITs") having the same advisor as the Company, and units of limited partner interest in National Realty, L.P. (NRLP). It is anticipated that additional equity securities of NRLP and the REITs, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. (TCI), will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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


                                                AMERICAN REALTY TRUST, INC.






Date:    January 26, 1999                       By:  /s/ Karl L. Blaha
     ------------------------                      ----------------------------
                                                   Karl L. Blaha
                                                   President






Date:    January 26, 1999                       By:  /s/ Thomas A. Holland
     ------------------------                      ----------------------------
                                                   Thomas A. Holland
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)