Form 10-Q/A
period 1998-06-30
AMERICAN REALTY TRUST INC
filed 1999-01-26
CIK 827165

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - pages 23 and 28.

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

Net cash used in operating activities increased from $2.9 million for the six months ended June 30, 1997, to $9.1 million for the six months ended June 30, 1998. Fluctuations in the components of cash flow from operations are discussed in the paragraphs that follow.

Net cash from pizza operations (sales less cost of sales) for the six months ended June 30, 1998, were $248,000 as compared to $493,000 for the same period in 1997. Pizza operations were consolidated effective May 1, 1997.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $5.1 million for the six months ended March 31, 1998 from $4.5 million for the corresponding period in 1997. Of this increase $1.7 million relates to the Company having acquired five hotels, two shopping centers, and 34 apartment complexes subsequent to June 30, 1997. An additional increase of $533,000 was due to increased rental income from the Company's merchandise mart and two of its hotels. These increases were partially offset by a decrease of $1.8 million due to costs relating to 30 land parcels acquired subsequent to June 30, 1997.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Best Western Oceanside Hotel, Piccadilly Hotels, Williamsburg Hospitality House and the twenty-nine apartment complexes acquired by the Company in May 1998.

Interest collected decreased to $381,000 for the six months ended June 30, 1998, from $2.1 million for the corresponding period in 1997. The decrease is attributable to the foreclosure of the $22.7 million note receivable secured by the Continental Hotel and Casino in April 1998.
The note had been performing in 1997.

Interest paid increased from $7.5 million for the six months ended June 30, 1997, to $16.5 million for the corresponding period in 1998. The increase is primarily due to debt incurred or assumed relating to 30 land parcels, five hotels, two shopping centers and 34 apartment complexes acquired subsequent to June 30, 1997.

Advisory and servicing fees paid increased from $1.0 million for the six months ended June 30, 1997, to $1.7 million for the corresponding period in 1998. The increase was due to an increase in the Company's gross assets, the basis for such fee.

General and administrative expenses paid increased from $2.4 million for the six months ended June 30, 1997, to $4.2 million for the corresponding period in 1998. The increase is primarily attributable to $217,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $268,000 increase in advisor cost reimbursements and $1.1 million of general and administrative expenses related to pizza operations. Pizza operations were consolidated effective May 1, 1997.

Distributions from equity investees' increased to $8.5 million for the six months ended June 30, 1998, from $1.3 million for the corresponding period in 1997. Included in 1998 distributions were special distributions totaling $6.7 million from Transcontinental Realty Investors, Inc. ("TCI") and National Realty, L.P. ("NRLP") that had been accrued at December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various real estate investment trusts having the same advisor as the Company, and units of limited partner interest in NRLP. It is anticipated that additional equity securities of NRLP and the REITs, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and TCI, will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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


                                             AMERICAN REALTY TRUST, INC.






Date:    January 26, 1999               By:  /s/ Karl L. Blaha
     ------------------------              --------------------------------
                                           Karl L. Blaha
                                           President



Date:    January 26, 1999               By:  /s/ Thomas A. Holland
     ------------------------              --------------------------------
                                           Thomas A. Holland
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)