Form 10-Q/A
period 1998-09-30
AMERICAN REALTY TRUST INC
filed 1999-01-26
CIK 827165

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998 as follows:


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - pages 26 and 32.

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

Net cash used in operating activities increased from $5.5 million for the nine months ended September 30, 1997, to $11.8 million for the nine months ended September 30, 1998. Fluctuations in the components of cash flow from operations are discussed in the paragraphs that follow.

Net cash from pizza operations (sales less cost of sales) for the nine months ended September 30, 1998, were $1.2 million compared to $2.2 million for the same period of 1997. The decrease is attributable to start up costs associated with five Texas stores and one San Francisco store opened subsequent to September 30, 1997.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $13.0 million for the nine months ended September 30, 1998 from $8.0 million for the corresponding period in 1997. Of this increase $6.4 million relates to the Company having acquired five hotels, two shopping centers and 34 apartment complexes subsequent to September 30, 1998. An additional $852,000 was due to increased rental income from the Company's merchandise mart and two of its hotels. These increases were partially offset by a decrease of $2.4 million due to costs relating to 34 land parcels acquired subsequent to September 30, 1997.

The Company expects an increase in cash flow from property operations during the remainder of 1998. Such increase is expected to be derived from operations of the Inn at the Mart, Piccadilly Hotels, Williamsburg Hospitality House and the 29 apartment complexes acquired by the Company in May 1998.

Interest collected decreased to $381,000 for the nine months ended September 30, 1998, from $2.6 million for the corresponding period in 1997. The decrease is attributable to the foreclosure of the $22.7 million note receivable secured by the Continental Hotel and Casino in April 1998. The note had been performing in 1997.

Interest paid increased from $12.7 million for the nine months ended September 30, 1997, to $23.9 million for the corresponding period in 1998. The increase is primarily due to debt incurred or assumed related to 34 parcels of land, five hotels, 34 apartment complexes and two shopping centers acquired subsequent to September 30, 1997.

Advisory and servicing fees paid increased from $1.9 million for the nine months ended September 30, 1997, to $2.8 million for the corresponding period in 1998. The increase was due to an increase in the Company's gross assets, the basis for such fee.

General and administrative expenses paid increased from $4.7 million for the nine months ended September 30, 1997, to $5.9 million for the corresponding period in 1998. The increase is primarily attributable to $217,000 in legal fees incurred in 1998 relating to pending acquisitions and refinancings, a $87,000 increase in advisor cost reimbursements and $790,000 of general and administrative expenses related to pizza operations. Pizza operations were consolidated effective May 1, 1997.

Distributions from equity investees' increased to $9.2 million for the nine months ended September 30, 1998 from $1.9 million for the corresponding period in 1997. Included in the 1998 distributions are special distributions totaling $6.7 million from Transcontinental Realty Investors, Inc. ("TCI") and National Realty, L.P. ("NRLP"), that had been accrued at December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of various real estate investment trusts having the same advisor as the Company, and units of limited partner interest in (NRLP). It is anticipated that additional equity securities of NRLP and the REITs, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and (TCI), will be acquired in the future through open-market and negotiated transaction to the extent the Company's liquidity permits.

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


                                       AMERICAN REALTY TRUST, INC.






Date:    January 26, 1999              By:  /s/ Karl L. Blaha
     -------------------------            ---------------------------
                                          Karl L. Blaha
                                          President






Date:    January 26, 1999              By:  /s/ Thomas A. Holland
     -------------------------            ---------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)