Form 10-K405
period 1998-12-31
AMERICAN REALTY TRUST INC
filed 1999-03-31
CIK 827165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9948

                               ----------------
                          American Realty Trust, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Georgia                              54-0697989
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


 10670 North Central Expressway,Suite                   75231
          300, Dallas, Texas
                                                     (Zip Code)
    (Address of Principal Executive
               Offices)

                                (214) 692-4700
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
     Common Stock, $.01 par value                    registered
                                               New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 5, 1999, the Registrant had 10,561,586 shares of Common Stock outstanding. Of the total shares outstanding 3,499,500 were held by other than those who may be deemed to be affiliates, for an aggregate value of $58,617,000 based on the closing price on the New York Stock Exchange on March 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

  Consolidated Financial Statements of National Realty, L.P.; Commission File
                                  No. 1-9648
  Consolidated Financial Statements of Continental Mortgage and Equity Trust;
                          Commission File No. 0-10503
   Consolidated Financial Statements of Income Opportunity Realty Investors,
                       Inc.; Commission File No. 1-14784
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                          Commission File No. 1-9240

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3

Item 2. Properties.......................................................    7

Item 3. Legal Proceedings................................................   29

Item 4. Submission of Matters to a Vote of Security Holders..............   29

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   29

Item 6. Selected Financial Data..........................................   32

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   32

Item 8. Consolidated Financial Statements and Supplementary Data.........   40

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   88

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   88

Item 11. Executive Compensation..........................................   94

Item 12. Security Ownership of Certain Beneficial Owners and Management..   96

Item 13. Certain Relationships and Related Transactions..................   98

                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-
 K.......................................................................  101

Signature Page...........................................................  104

                                    PART I

ITEM 1. BUSINESS

   American Realty Trust, Inc. (the "Company" or the "Registrant"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961.

Business Plan and Investment Policy

   The Company's primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and to a lesser extent financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of the Company, was elected general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"). NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to the Partnership shall constitute references to NRLP and NOLP as a unit. Until December 18, 1998, the general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP was Syntek Asset Management, L.P. ("SAMLP"), a Delaware limited partnership, of which the Company is a 96% limited partner. With its election as general partner, NMC succeeded to SAMLP's 1% beneficial interest in each of NRLP and NOLP. NMC also assumed liability for SAMLP's note for its capital contribution to the Partnership. In addition, NMC assumed liability for a note which requires the repayment of the $11.4 million paid by the Partnership under the Moorman litigation settlement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.2% per annum, and is guaranteed by the Company. See ITEM 2. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

   At December 31, 1998, in addition to its general partner interest, the Company owned approximately 55.0% of the outstanding limited partner units of NRLP. Prior to NMC being elected general partner the Company accounted for its investment in the Partnership under the equity method. As of December 31, 1998, the Company has consolidated the Partnership's accounts and will consolidate its operations subsequent to such date.

   NMC, has discretion in determining methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets. See ITEM 2. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

   The Company, through a wholly owned subsidiary, Pizza World Supreme, Inc. ("PWSI"), also operates and franchises pizza parlors featuring pizza delivery, carry-out and dine-in under the trademark "Me-N-Ed's" in California and Texas. The first Me-N-Ed's pizza parlor opened in 1962. At December 31, 1998, there were 57 Me-N-Ed's pizza parlors in operation, consisting of 51 owned and 6 franchised pizza parlors, 7 of the owned pizza parlors were in Texas and the remainder were in California.

   The Company's businesses are not seasonal. With regard to real estate investments, the Company is seeking both current income and capital appreciation. The Company's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as apartments and commercial properties or equity securities of real estate-related entities. The Company also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property's purchase price. The Company intends to seek selected dispositions of certain of its assets, in particular certain of its land holdings, where the prices obtainable for such assets justify their disposition. The Company has determined that it will no longer actively seek to fund or purchase mortgage loans. It may, however, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. The Partnership, however, has increased its lending activity, funding 16 loans in 1998, including a $95.0 million loan commitment to the Company and a $12.2 million loan assumed by NMC in connection with the Moorman litigation settlement. See ITEM 2. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

   The Company's Board of Directors has broad authority under the Company's governing documents to make all types of investments, and may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board of Directors without stockholder approval.

   The specific composition of the Company's real estate portfolio will depend largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

   In addition to its equity investments in real estate, the Company has also invested in private and open market purchases of the equity securities of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in NRLP. See ITEM 2. "PROPERTIES-- Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Management of the Company

   Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. The Advisor also serves as a consultant in connection with the Company's business plan and investment policy decisions made by the Board of Directors.

   BCM is a company owned by a trust for the benefit of the children of Gene
E. Phillips, the Chairman of the Board and a Director of the Company until November 16, 1992. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 5, 1999, BCM owned 5,738,472 shares of the Company's Common Stock, approximately 54.3% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM has been providing advisory services to the Company since February 6, 1989. BCM also serves as advisor to CMET, IORI and TCI. The executive officers of the Company, are also executive officers of CMET, IORI, TCI and NMC. Karl L. Blaha, President and a Director of the Company, serves as Executive Vice President and as director of NMC, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

   Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel,

Ltd. subcontracts with other entities for the provision of the property-level management services at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of 15 of the Company's commercial properties (shopping centers, office buildings and a merchandise mart) and its hotels to Carmel Realty, Inc. ("Carmel Realty") which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

   Affiliates of the Advisor are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   The Company has no employees itself, but PWSI has 865 employees and a majority-owned development subsidiary has five employees. Employees of the Advisor render services to the Company.

Competition

   Real Estate. The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which may have greater financial resources. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon market served, i.e., transient, commercial or group users. Management believes that general economic circumstances and trends and the development of new or renovated properties in the vicinity of each of the Company's properties, in particular its developed, partially developed and undeveloped land, are also competitive factors.

   To the extent that the Company seeks to sell any of its properties, the sales prices may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where the Company's properties are located.

   As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the executive officers of the Company also serve as executive officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Company's officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the executive officers and Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

   In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in purchasing, selling, leasing and financing real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

   The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth quakes, hurricanes and other acts of God and other factors beyond the control of management or the Advisor. The illiquidity of real estate investments generally may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate. However, to the extent new property acquisitions, in particular developed, partially developed and undeveloped land, and mortgage lending are concentrated in any particular region the advantages of geographic diversification are mitigated.

   Virtually all of the Company's real estate, equity security holdings in CMET, IORI, TCI and NRLP and its trading portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on the Company's assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on the Company's assets securing such indebtedness, and the Company could lose its investment in the pledged assets.

   Pizza Parlors. The pizza parlor business is highly competitive and is affected by changes in consumer tastes and eating habits, as well as national, regional and local economic conditions, and demographic trends. The performance of an individual pizza parlor can be affected by changes in traffic patterns, demographics, and the type, number and location of competing restaurants.

   The quick-service restaurant industry is extremely competitive with respect to price, service, location and food quality. PWSI and its franchisees compete with a variety of other restaurants in the quick-service restaurant industry, including those that offer dine-in, carry-out and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing and other resources than PWSI and its franchisees. PWSI competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

   PWSI's success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on PWSI's operations. Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies and maintaining relationships with franchisees.

   At December 31, 1998, PWSI owned and operated 51 and franchised six pizza parlors. The results achieved by PWSI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of PWSI's relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on PWSI's results of operations than would be the case in a company owning more pizza parlors.

   PWSI's existing pizza parlors, both owned and franchised, are located in California or Texas. There are 50 pizza parlors in California and seven in Texas. Accordingly, PWSI's results of operations may be affected by economic or other conditions in these regions. Also, given PWSI's present geographic concentration, publicity relating to PWSI's pizza parlors could have a more pronounced effect on PWSI's overall sales than might be the case if PWSI's pizza parlors were more broadly dispersed.

   All of the PWSI owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent and additional rental payments if sales volumes exceed specified amounts. There can be no assurance that PWSI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 1999, PWSI plans to expand its franchised stores and to construct and open five new company-owned stores.

ITEM 2. PROPERTIES

   The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

   Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1998 are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

   At December 31, 1998, no single asset of the Company accounted for 10% or more of its total assets. At December 31, 1998, 80.0% of the Company's assets consisted of real estate, 5.7% consisted of notes and interest receivable, 3.8% consisted of investments in the equity investees, including CMET, IORI and TCI, and 2.4% consisted of pizza parlor equipment and related goodwill. The remaining 8.1% of the Company's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

   At December 31, 1998, the Company's real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under "Real Estate" below. The Company also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest, Northeast and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company has no properties in this region.
Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has 42 apartments, 4 commercial properties and 2 hotels in this region.
Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has 20 apartments and 5 commercial properties in this region.
Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has 24 apartments, 2 commercial properties and 1 hotel in this region.
Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has 2 apartments, 3 commercial properties and 2 hotels in this region.
Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. The Company has 3 apartments, 3 commercial properties and 4 hotels in this region.
Excluded above are 59 parcels of improved and unimproved land and a single family residence, as described below.

   Excluded above are 59 parcels of improved and unimproved land and a single family residence, as described below.

Real Estate

   At December 31, 1998, 80% of the Company's assets were invested in real estate and the equity securities of real estate entities. The Company has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of CMET, IORI and TCI.

   Types of Real Estate Investments. The Company's real estate consists of commercial properties (office buildings, shopping centers and a merchandise mart), hotels, apartments and improved and unimproved land. In selecting new real estate investments, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be acquired subject to, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

   Although the Company has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as One Hickory Center described below, the Company will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

   In 1998, the Company completed construction of One Hickory Center, a 102,615 sq. ft. office building in Farmers Branch, Texas. In December 1998, the Company commenced construction of Two Hickory Center, a 102,607 sq. ft. office building, also in Farmers Branch, Texas.

   In the opinion of management, the properties owned by the Company are adequately covered by insurance.

   The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding the 59 parcels of improved and unimproved land, and a single family residence, described below) at December 31, 1998.

                                                              Commercial
   Region                                          Apartments Properties Hotels
   ------                                          ---------- ---------- ------
   Midwest........................................    32.6%      34.7%    13.9%
   Mountain.......................................     4.2       26.6     11.4
   Pacific........................................     2.5        9.5     45.9
   Southeast......................................    29.1       16.8     28.8
   Southwest......................................    31.6       12.4      --
                                                     -----      -----    -----
                                                     100.0%     100.0%   100.0%

   The foregoing table is based solely on the apartment units, commercial square footage and hotel rooms owned and does not reflect the value of the Company's investment in each region.

   Excluded from the above table are a single family residence in Dallas, Texas and 59 parcels of improved and unimproved land consisting of: a developed residential lot in a residential subdivision in Fort Worth, Texas; a
46.1 acre land parcel in Las Colinas, Texas; a 3.5 acre land parcel in downtown Atlanta, Georgia; a 329.4 acre land parcel in Denver, Colorado; seven parcels of land in Dallas County, Texas, totaling 436.0 acres; three parcels of land in Irving, Texas, totaling 294.1 acres; a 420.0 acre land parcel in Duchense, Utah; a 82.4 acre land parcel in Oceanside, California; four parcels of land in Tarrant County, Texas, totaling 1,688.0 acres; two parcels of land in Harris County, Texas, totaling 456.4 acres; nine parcels of land in Collin County, Texas, totaling 743.4 acres; eight parcels of land in Farmers Branch, Texas, totaling 101.24 acres; three parcels of land in Plano, Texas, totaling
175.4 acres; a 1,448 acre land parcel in Austin, Texas; three parcels of land in Palm Desert, California, totaling 946.8 acres; a 41.8 acre land parcel in Travis County, Texas; two parcels of land in Houston, Texas, totaling 139.5 acres; a 54.2 acre land parcel in Fort Worth, Texas; a 160.0 acre land parcel in Lewisville, Texas; a 7.7 acre land parcel in Carrollton, Texas; a 19.4 acre land parcel in Santa Clarita, California; and six additional land parcels totaling approximately 113.5 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

   A summary of the activity in the Company's owned real estate portfolio during 1998 was as follows:

   Owned properties in real estate portfolio at January 1, 1998...........   56
   Partnership properties.................................................   66
   Properties purchased...................................................   56
   Property constructed...................................................    1
   Property obtained through foreclosure..................................    1
   Properties sold........................................................   (3)
                                                                           ----
   Owned properties in real estate portfolio at December 31, 1998.........  177
                                                                           ====

   Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 1998, 1997 and 1996 for apartments and commercial properties and average occupancy during 1998, 1997 and 1996 for hotels:

                                                                          Rent Per
                                                                        Square Foot      Occupancy %
                                                    Units/           ------------------ --------------
Property                     Location           Square Footage        1998  1997  1996  1998 1997 1996
--------                 ----------------- ------------------------- ------ ----- ----- ---- ---- ----
Apartments
Ashford................. Tampa FL            56 units/42,196 sq. ft. $  .74 $   * $   *  98    *    *
Bay Anchor.............. Panama City, FL     12 units/10,700 sq. ft.    .54     *     *  83    *    *
Carriage Park........... Tampa, FL           46 units/36,750 sq. ft.    .80     *     *  94    *    *
Chateau Bayou........... Ocean Springs, MS 122 units/105,536 sq. ft.    .71     *     *  98    *    *
Concord................. Indianapolis, IN  198 units/129,380 sq. ft.    .19     *     *  33    *    *
Conradi House........... Tallahassee, FL     98 units/49,900 sq. ft.    .71     *     *  96    *    *
Country Squire.......... Indianapolis, IN  225 units/158,625 sq. ft.    .15     *     *  27    *    *
Crossing Church......... Tampa, FL           52 units/40,024 sq. ft.    .73     *     *  98    *    *
Daluce.................. Tallahassee, FL    112 units/95,432 sq. ft.    .59     *     *  94    *    *
Edgewater Gardens....... Biloxi, MS        140 units/148,900 sq. ft.    .56     *     *  99    *    *
Falcon House............ Ft. Walton, FL      82 units/71,220 sq. ft.    .62     *     *  93    *    *
Georgetown.............. Panama City, FL     44 units/36,160 sq. ft.    .61     *     *  93    *    *
Governor Square......... Tallahassee, FL   168 units/146,550 sq. ft.    .60     *     *  92    *    *
Grand Lagoon............ Panama City, FL     54 units/47,460 sq. ft.    .73     *     *  80    *    *
Greenbriar.............. Tallahassee, FL     50 units/36,600 sq. ft.    .70     *     *  96    *    *
Lake Chateau............ Thomasville, GA     98 units/65,800 sq. ft.    .56     *     *  97    *    *
Landings/Marina......... Pensacola, FL       52 units/34,464 sq. ft.    .67     *     *  87    *    *
Lee Hills............... Tallahassee, FL     16 units/14,720 sq. ft.    .54     *     *  94    *    *
Med Villas.............. San Antonio, TX   140 units/158,960 sq. ft.    .49     *     *  93    *    *
Morning Star............ Tallahassee, FL     82 units/41,000 sq. ft.    .76     *     * 100    *    *
Northside Villas........ Tallahassee, FL    81 units/134,000 sq. ft.    .57     *     *  93    *    *
Oak Hill................ Tallahassee, FL     92 units/81,240 sq. ft.    .60     *     *  97    *    *
Park Avenue............. Tallahassee, FL    121 units/78,979 sq. ft.    .79     *     *  90    *    *
Pinecrest............... Tallahassee, FL     48 units/46,400 sq. ft.    .57     *     *  90    *    *
Regency................. Tampa, FL           78 units/55,810 sq. ft.    .81     *     *  96    *    *
Rolling Hills........... Tallahassee, FL   134 units/115,730 sq. ft.    .61     *     *  92    *    *
Seville................. Tallahassee, FL     62 units/63,360 sq. ft.    .56     *     * 100    *    *
Stonegate............... Tallahassee, FL     83 units/34,900 sq. ft.    .77     *     *  93    *    *
Sunset.................. Odessa, TX        240 units/160,400 sq. ft.    .46     *     *  96    *    *
Valley Hi............... Tallahassee, FL     54 units/27,800 sq. ft.    .71     *     * 100    *    *
Villager................ Ft. Walton, FL      33 units/22,840 sq. ft.    .71     *     *  97    *    *
Waters Edge III......... Gulfport, MS      238 units/212,216 sq. ft.    .59     *     *  96    *    *
Westwood................ Mary Ester, FL     120 units/93,000 sq. ft.    .67     *     *  91    *    *
Westwood Parc........... Tallahassee, FL     94 units/55,950 sq. ft.    .69     *     * 100    *    *
White Pines............. Tallahassee, FL     85 units/17,000 sq. ft.    .74     *     *  94    *    *
Windsor Tower........... Ocala, FL           64 units/66,000 sq. ft.    .45     *     *  96    *    *
Arlington Place......... Pasadena, TX      230 units/205,476 sq. ft.    .64   .63   .62  98   95   91
Barcelona............... Tampa, FL         368 units/346,144 sq. ft.    .52   .50   .49  91   94   93
Bavarian................ Middletown, OH    259 units/229,560 sq. ft.    .63   .63   .62  90   92   96
Bent Tree............... Addison, TX       292 units/244,480 sq. ft.    .73   .70   .66  93   96   97
Blackhawk............... Ft. Wayne, IN     209 units/190,520 sq. ft.    .57   .54   .53  94   96   95
Bridgestone............. Friendswood, TX     76 units/65,519 sq. ft.    .67   .64   .64  97   99   94
Candlelight Square...... Lenexa, KS         119 units/114,630 sq. ft    .61   .58   .55  96   94   97

                                                                    Rent Per Square Foot  Occupancy %
                                                   Units/           -------------------- --------------
Property                     Location          Square Footage        1998   1997   1996  1998 1997 1996
--------                 ---------------- ------------------------- ------ ------ ------ ---- ---- ----
Chalet I................ Topeka, KS       162 units/131,791 sq. ft. $  .65 $  .62 $  .61  97   96   96
Chalet II............... Topeka, KS         72 units/49,164 sq. ft.    .70    .68    .67  91   93   89
Chateau................. Bellevue, NE      115 units/99,220 sq. ft.    .71    .69    .63  94   95   99
Club Mar................ Sarasota, FL     248 units/230,180 sq. ft.    .65    .61    .59  93   99   91
Confederate Point....... Jacksonville, FL 206 units/277,860 sq. ft.    .58    .46    .45  93   91   94
Country Place........... Round Rock, TX   152 units/119,808 sq. ft.    .72    .71    .71  94   88   93
Covered Bridge.......... Gainesville, FL  176 units/171,416 sq. ft.    .64    .64    .63  97   98   94
Fair Oaks............... Euless, TX       208 units/166,432 sq. ft.    .65    .61    .58  93   96   96
Four Seasons............ Denver, CO       384 units/254,900 sq. ft.    .86    .80    .78  96   98   94
Fox Club................ Indianapolis, IN 336 units/317,600 sq. ft.    .56    .54    .54  89   95   88
Foxwood................. Memphis, TN      220 units/212,000 sq. ft.    .57    .54    .51  90   94   93
Hidden Valley........... Grand Rapids, MI 176 units/260,970 sq. ft.    .54    .52    .52  96   96   93
Horizon East............ Dallas, TX       166 units/141,081 sq. ft.    .55    .53    .52  96   93   92
Kimberly Woods.......... Tucson, AZ       279 units/249,678 sq. ft.    .59    .57    .55  92   92   93
La Mirada............... Jacksonville, FL 320 units/341,400 sq. ft.    .52    .51    .50  99   91   93
Lake Nora Arms.......... Indianapolis, IN 588 units/429,380 sq. ft.    .68    .65    .63  94   95   91
Lantern Ridge........... Richmond, VA     120 units/112,296 sq. ft.    .54    .53    .51  97   93   95
Mallard Lake............ Greensboro, NC   336 units/295,560 sq. ft.    .64    .63    .62  91   93   95
Manchester Commons...... Manchester, MO   280 units/331,820 sq. ft.    .56    .53    .50  91   95   93
Mesa Ridge.............. Mesa, AZ         480 units/386,336 sq. ft.    .68    .65    .65  95   98   88
Nora Pines.............. Indianapolis, IN 254 units/254,676 sq. ft.    .60    .59    .57  95   92   94
Oak Hollow.............. Austin, TX       409 units/290,072 sq. ft.    .90    .87    .87  97   94   91
Oak Tree................ Grandview, MO    189 units/160,591 sq. ft.    .90    .57    .54  99   95   94
Olde Towne.............. Middletown, OH   199 units/179,395 sq. ft.    .60    .57    .57  90   94   92
Pheasant Ridge.......... Bellevue, NE     264 units/243,960 sq. ft.    .58    .61    .56  89   93   94
Pines................... Little Rock, AR  257 units/221,981 sq. ft.    .62    .41    .41  92   90   93
Place One............... Tulsa, OK        407 units/302,263 sq. ft.    .42    .57    .51  93   92   96
Quail Point............. Huntsville, AL   184 units/202,602 sq. ft.    .58    .42    .42  89   91   96
Regency................. Lincoln, NE      106 units/111,700 sq. ft.    .44    .63    .60  87   98   95
Regency Falls........... San Antonio, TX  546 units/348,692 sq. ft.    .67    .63    .63  82   92   93
Rockborough............. Denver, CO       345 units/249,723 sq. ft.    .64    .73    .70  94   94   92
Santa Fe................ Kansas City, MO  225 units/180,416 sq. ft.    .80    .56    .53  92   93   91
Shadowood............... Addison, TX      184 units/134,616 sq. ft.    .58    .74    .69  94   96   97
Sherwood Glen........... Urbandale, IA    180 units/143,745 sq. ft.    .76    .77    .75  90   94   96
Stonebridge............. Florissant, MO   100 units/140,576 sq. ft.    .79    .45    .43  95  100   98
Summerwind.............. Reseda, CA       172 units/114,711 sq. ft.    .46    .90    .90  97   96   92
Sun Hollow.............. El Paso, TX      216 units/156,000 sq. ft.    .93    .65    .64  93   97   90
Tanglewood.............. Arlington
                         Heights, IL      838 units/612,816 sq. ft.   1.07   1.03    .99  92   93   92
Timber Creek............ Omaha, NE        180 units/162,252 sq. ft.    .70    .66    .64  97   95   98
Villa Del Mar........... Wichita, KS      162 units/128,004 sq. ft.    .60    .58    .58  92   97   94
Villas.................. Plano, TX        208 units/156,632 sq. ft.    .80    .77    .73  94   98   95
Whispering Pines........ Canoga Park, CA   102 units/61,671 sq. ft.   1.05   1.01   1.00  93   94   92
Whispering Pines........ Topeka, KS       320 units/299,264 sq. ft.    .51    .49    .49  95   95   89
Windridge............... Austin, TX       408 units/281,778 sq. ft.    .89    .88    .88  94   95   93
Windtree I & II......... Reseda, CA       159 units/109,062 sq. ft.    .93    .90    .90  95   96   94
Woodlake................ Carrollton, TX   256 units/210,208 sq. ft.    .77    .73    .68  97   98   99
Woodsong II............. Smyrna, GA       190 units/207,460 sq. ft.    .56    .54    .54  99   96   85
Woodstock............... Dallas, TX       320 units/222,112 sq. ft.    .63    .60    .56  95   92   95

                                                           Rent Per Square Foot  Occupancy %
                                                           -------------------- --------------
Property                      Location      Square Footage  1998   1997   1996  1998 1997 1996
--------                 ------------------ -------------- ------ ------ ------ ---- ---- ----
Office Buildings
56 Expressway........... Oklahoma City, OK   54,649 sq.ft. $ 9.53 $ 8.64 $ 8.21  91   94   88
Executive Court......... Memphis, TN         41,840 sq.ft.  10.64   9.79  10.11  96   96   95
Marina Playa............ Santa Clara, CA    124,322 sq.ft.  21.55  20.54  19.54  97  100   99
Melrose Business Park... Oklahoma City, OK  124,200 sq.ft.   3.03   2.88   2.76  80   93   90
One Hickory Center...... Farmers Branch, TX 102,615 sq.ft.    --       *      *   0    *    *
Rosedale Towers......... Minneapolis, MN     84,798 sq.ft.  15.48  15.03  14.88  94   93   91
University Square....... Anchorage, AK       22,260 sq.ft.  13.83  14.07  15.07  81  100   84
Shopping Centers
Collection.............. Denver, CO         267,812 sq.ft.   8.92   9.46      *  94   82    *
Cross County Mall....... Mattoon, IL        304,575 sq.ft.   4.99   4.88   4.90  90   89   90
Cullman................. Cullman, AL         92,466 sq.ft.   3.91   3.87   3.86  98   97   98
Harbor Plaza............ Aurora, CO          45,863 sq.ft.   9.86   9.44   8.73  86   94   97
Katella Plaza........... Orange, CA          52,169 sq.ft.   9.79   9.20   7.73  71   71   71
Oaktree Village......... Lubbock, TX         45,623 sq.ft.   8.27   8.17   7.98  70   90   89
Preston Square.......... Dallas, TX          35,508 sq.ft.  16.04  15.26      *  77   92    *
Regency Point........... Jacksonville, FL    67,410 sq.ft.  12.36  12.07  11.39  91   83   84
Westwood................ Tallahassee, FL    149,855 sq.ft.   6.77   6.44   6.42  93   93   74
Merchandise Mart
Denver Mart............. Denver, CO         509,008 sq.ft. $11.35 $14.75 $15.33  92   93   95
Single Family Residence
Tavel Circle............ Dallas, TX           2,271 sq.ft.

                                                                                            Total Room Revenue
                                                                                                Divided by
                                                                                             Total Available
                                                        Average Room Rate    Occupancy %          Rooms
                                                       -------------------- -------------- --------------------
Property                       Location        Rooms    1998   1997   1996  1998 1997 1996  1998   1997   1996
--------                  ------------------ --------- ------ ------ ------ ---- ---- ---- ------ ------ ------
Hotels
Best Western............  Virginia Beach, VA 110 rooms $92.65 $90.44 $41.11  65   60   42  $60.37 $54.03 $17.69
Continental.............  Las Vegas, NV      371 rooms     **      *      *  **    *    *      **      *      *
Holiday Inn.............  Kansas City, MO    196 rooms  65.38  70.73  66.46  79   77   79   51.38  54.13  52.63
Piccadilly Airport......  Fresno, CA         185 rooms  68.53  62.98      *  61   50    *   41.68  35.94      *
Piccadilly Chateau......  Fresno, CA          78 rooms  55.18  50.86      *  60   49    *   33.19  27.74      *
Piccadilly Shaw.........  Fresno, CA         194 rooms  70.63  64.07      *  66   62    *   46.71  41.17      *
Piccadilly University...  Fresno, CA         190 rooms  67.42  62.22      *  59   49    *   39.42  35.65      *
Quality Inn.............  Denver, CO         161 rooms  54.07  53.15  46.66  61   53   36   32.95  28.02  16.80
Williamsburg Hospitality
 House..................  Williamsburg, VA   296 rooms  85.87  81.87      *  64   60    *   54.85  55.30      *

--------
* Property was purchased, obtained through foreclosure or under construction in 1998 or 1997.
** Leased to a licensed casino operator.

   Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   In November 1994, the Company and an affiliate of BCM, sold five apartments with a total of 880 units to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest and two mortgage notes receivable, secured by one of the properties. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices. Accordingly, a deferred gain of $5.6 million was offset against the Company's investment in the partnership. In February 1998, three of the properties, one of which secured the notes receivable, were reacquired for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages totaling $3.7 million. Simultaneously the Company refinanced the three properties for a total of $7.8 million, receiving net cash of $3.9 million after paying off $3.7 million in mortgage debt and the payment of various closing costs. The new mortgages bear interest at 9.5% per annum, require monthly principal and interest payments totaling $66,000 and mature in February 2008. In conjunction with reacquiring the properties, the Company received from Carmel Realty a refund of the $230,000 real estate commission the Company had paid in 1994 on the sale of the three properties. In June 1998, the remaining two properties were reacquired for $8.6 million. The Company paid $2.1 million in cash and assumed the existing mortgages totaling $6.5 million. The mortgages bear interest at 8.73% per annum, require monthly principal and interest payments totaling $49,000 and mature in January 2019. The Company also received from Carmel Realty a refund of the $323,000 real estate commission the Company had paid in 1994 on the sale of these two properties.

   In May 1998, but effective April 1, 1998, the Company purchased, in a single transaction, twenty-nine apartments with a total of 2,441 units in Florida and Georgia for $56.1 million. The properties were acquired through three newly-formed controlled limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring partnerships, in which the Company is the Class B Limited Partner and a wholly-owned subsidiary of the Company is the Managing General Partner. The Class A limited partners were entitled to an annual preferred return of $.08 per unit in 1998 and are entitled to an annual preferred return of $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter. The Class A units are exchangeable after April 1, 1999 into shares of Series F Cumulative Convertible Preferred Stock on the basis of ten units for each preferred share. The assumed mortgages bear interest at rates ranging from 7.86% and 11.22% per annum, require monthly principal and interest payments totaling $384,000 and mature between July 1, 2000 and September 1, 2017. A real estate brokerage commission of $1.7 million was paid to Carmel Realty.

   In November 1998, the Company purchased two apartments with a total of 423 units in Indianopolis, Indiana for $7.2 million. The properties were acquired through a newly-formed controlled partnership. The partnership paid a total of $14,000 in cash, assumed $5.9 million in mortgage debt and issued $1.3 million in Class A limited partner units in the acquiring partnership, in which the Company is the Class B limited partner and a wholly-owned subsidiary of the Company is the Managing General Partner. The Class A limited partners are entitled to a preferred return of $.07 per annum per unit. The Class A units are exchangeable after November 18, 1999, into shares of Series F Cumulative Convertible Preferred Stock on the basis of ten units for each preferred share. The assumed mortgages bear interest at 9.95% per annum and 10.75% per annum, one requires monthly payments of interest and principal of $25,000 and matures October 2012 and the other requires monthly interest only payments and matures in June 1999.

   At December 31, 1997, the Company had under construction One Hickory Center, a 102,615 sq. ft. office building in Farmers Branch, Texas. Construction was completed in December 1998, at a cost of $7.8 million.

   In January 1999, the Partnership sold the 199 unit Olde Towne apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs. A gain will be recognized on the sale.

   In February 1999, the Partnership sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs. A gain will be recognized on the sale.

   Also in February 1999, the Partnership sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrow will be applied against the mortgage's principal balance, approximately $885,000 will be retained by the lender as a prepayment penalty and the remaining $3.9 million will be returned to the Partnership. A gain will be recognized on the sale.

   Properties Held for Sale. Set forth below are the Company's properties held for sale, consisting of improved and unimproved land:

   Property                                          Location       Acres/Lots
   --------                                     ------------------ -------------
   Atlanta..................................... Atlanta, GA            3.5 acres
   Bad Lands................................... Duchense, UT         420.0 acres
   Bonneau..................................... Dallas County, TX      8.4 acres
   Chase Oaks.................................. Plano, TX             39.0 acres
   Croslin..................................... Dallas, TX              .8 acres
   Dalho....................................... Farmers Branch, TX     3.4 acres
   Desert Wells................................ Palm Desert, CA      420.0 acres
   Dowdy....................................... Collin County, TX    165.0 acres
   Eldorado Parkway............................ Collin County, TX      8.5 acres
   FRWM Cummings............................... Farmers Branch, TX     6.4 acres
   Hollywood Casino............................ Farmers Branch, TX    51.7 acres
   HSM......................................... Farmers Branch, TX     6.2 acres
   Jeffries Ranch.............................. Oceanside, CA         82.4 acres
   JHL Connell................................. Carrollton, TX         7.7 acres
   Katrina..................................... Palm Desert, CA      454.8 acres
   Katy Road................................... Harris County, TX    130.6 acres
   Keller...................................... Tarrant County, TX   811.8 acres
   Lacy Longhorn............................... Farmers Branch, TX    17.1 acres
   Las Colinas I............................... Las Colinas, TX       46.1 acres
   Marine Creek................................ Fort Worth, TX        54.2 acres
   Mason/Goodrich.............................. Houston, TX          244.8 acres
   McKinney Corners I.......................... Collin County, TX     30.4 acres
   McKinney Corners II......................... Collin County, TX    173.9 acres
   McKinney Corners III........................ Collin County, TX     15.5 acres
   McKinney Corners IV......................... Collin County, TX     31.3 acres
   McKinney Corners V.......................... Collin County, TX      9.7 acres
   Mendoza..................................... Dallas, TX             .35 acres
   Messick..................................... Palm Springs, CA      72.0 acres
   Pantex...................................... Collin County, TX    182.5 acres
   Parkfield................................... Denver, CO           329.4 acres
   Pioneer Crossing............................ Austin, TX         1,448.0 acres
   Plano Parkway............................... Plano, TX             81.2 acres
   Rasor....................................... Plano, TX            141.7 acres
   Rivertrails I............................... Ft. Worth, TX            1 lot
   Santa Clarita............................... Santa Clarita, CA     19.5 acres
   Scoggins.................................... Tarrant County, TX   314.5 acres
   Scout....................................... Tarrant County, TX   546.0 acres
   Stagliano................................... Farmers Branch, TX     3.2 acres
   Stone Meadow................................ Houston, TX           13.5 acres
   Thompson.................................... Farmers Branch, TX     4.0 acres
   Thompson II................................. Dallas County, TX      3.5 acres
   Tomlin...................................... Farmers Branch, TX     9.2 acres
   Tree Farm--LBJ.............................. Dallas County, TX     10.4 acres
   Valley Ranch................................ Irving, TX           319.8 acres
   Valley Ranch III............................ Irving, TX            12.5 acres
   Valley Ranch IV............................. Irving, TX            12.4 acres
   Valwood..................................... Dallas, TX           280.0 acres
   Van Cattle.................................. McKinney, TX         126.6 acres

   Property                                            Location      Acres/Lots
   --------                                        ----------------- -----------
   Vineyards...................................... Grapevine, TX      15.8 acres
   Vista Business Park............................ Travis County, TX  41.8 acres
   Vista Ridge.................................... Lewisville, TX    160.0 acres
   Walker......................................... Dallas County, TX 132.6 acres
   Yorktown....................................... Harris County, TX 325.8 acres
   Other (6 properties)........................... Various           113.5 acres

   In January 1998, the Company purchased El Dorado Parkway land, a 8.5 acre parcel of unimproved land in Collin County, Texas, for $952,000. The Company paid $307,000 in cash, assumed the existing mortgage of $164,000 and obtained seller financing of the remaining $481,000 of the purchase price. The mortgage bears interest at 10% per annum, requires semiannual payments of principal and interest of $18,000 and matures in May 2005. The seller financing bears interest at 8% per annum, requires semiannual payments of principal and interest of $67,000 and matures in January 2002. A real estate brokerage commission of $57,000 was paid to Carmel Realty.

   Also in January 1998, the Company purchased Valley Ranch IV land, a 12.3 acre parcel of unimproved land in Irving, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price. The seller financing bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000. A real estate brokerage commission of $123,000 was paid to Carmel Realty.

   Further in January 1998, the Company purchased JHL Connell land, a 7.7 acre parcel of unimproved land in Carrollton, Texas, for $1.3 million in cash. A real estate brokerage commission of $39,000 was paid to Carmel Realty.

   In February 1998, the Company purchased Scoggins land, a 314.5 acre parcel of unimproved land in Tarrant County, Texas, for $3.0 million. The Company paid $1.5 million in cash and obtained mortgage financing of $1.5 million. The mortgage bore interest at 14% per annum, required quarterly payments of interest only, required a principal reduction payment of $300,000 in May 1998, and matured in February 1999. A real estate brokerage commission of $91,000 was paid to Carmel Realty. In May 1998, the Company refinanced the mortgage debt along with the debt secured by its Scout land parcel under the Las Colinas I term loan, as discussed below.

   Also in February 1998, the Company purchased Bonneau land, a 8.4 acre parcel of unimproved land in Dallas County, Texas, for $1.0 million. The Company obtained mortgage financing of $1.0 million. The mortgage bore interest at 18.5% per annum with principal and interest due at maturity in February 1999. The JHL Connell land was pledged as additional collateral for this loan. A real estate brokerage commission of $30,000 was paid to Carmel Realty. In March 1999, the Company refinanced the mortgage debt secured by the property along with the mortgage debt secured by the Dalho and Stagliano land parcels under the Las Colinas I term loan in the amount of $703,000. The Company paid an additional $1.5 million in cash to pay off the $2.1 million in mortgage debt and accrued but unpaid interest. A mortgage brokerage and equity refinancing fee of $7,000 was paid to BCM.

   Further in February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million, receiving net cash of $1.5 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. A mortgage brokerage and equity refinancing fee of $16,000 was paid to BCM.

   In February 1998, the Company refinanced the mortgage debt secured by its Vineyards land in the amount of $3.4 million, receiving net cash of $2.3 million, after paying off $540,000 in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. A mortgage brokerage and equity refinancing fee of $34,000 was paid to BCM.

   Also in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million, receiving net cash of $4.1 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000. A mortgage brokerage and equity refinancing fee of $43,000 was paid to BCM.

   In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000 with the lender on the Bonneau land, described above, receiving net cash of $790,000 after the payment of various closing costs. The mortgage bore interest at 18.5% per annum with principal and interest due at maturity in February 1999. The JHL Connell land was pledged as additional collateral for this loan. A mortgage brokerage and equity refinancing fee of $8,000 was paid to BCM. In March 1999, the Company refinanced the mortgage debt secured by these properties along with the mortgage debt secured by the Bonneau land parcel under the Las Colinas I term loan in the amount of $703,000. The Company paid an additional $1.5 million in cash to pay off the $2.1 million in mortgage debt and accrued but unpaid interest. A mortgage brokerage and equity refinancing fee of $7,000 was paid to BCM.

   Also in March 1998, the Company purchased Desert Wells land, a 420 acre parcel of unimproved land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The mortgage bore interest at 4.5% above the prime rate, currently 12.25% per annum, required monthly payments of interest only and matured in March 1999. The seller financing bore interest at 10% per annum, required monthly payments of interest only and matured in July 1998. The seller financing was paid at maturity. A real estate brokerage commission of $720,000 was paid to Carmel Realty. The lender has agreed to an extension of its matured mortgage to March 2000. All other terms would remain unchanged.

   Further in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners I, II, III, IV and V and Dowdy land in the amount of $20.7 million, receiving net cash of $5.9 million after paying off $2.5 million in existing mortgage debt, the paydown of $10.2 million on the Las Colinas I term loan and the payment of various closing costs. The new mortgage bore interest at 12% per annum, required monthly payments of interest only and matured in March 1999. A mortgage brokerage and equity refinancing fee of $207,000 was paid to BCM. The lender has agreed to extend its mature mortgage to March 2000, for a 2% fee and a paydown of any net refinancing proceeds received by the Company from refinancing the Williamsburg Hospitality House. All other terms would remain unchanged.

   In April 1998, the Company purchased Yorktown land, a 325.8 acre parcel of undeveloped land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price. The seller financing bore interest at 8.5% per annum, required monthly payments of interest only and matured in February 1999. A real estate brokerage commission of $223,000 was paid to Carmel Realty. The Company has received a written commitment from a lender to refinance the matured mortgage in the approximate amount of $5.0 million. The new mortgage is scheduled to close on or about April 15, 1999.

   Also in April 1998, the Company sold a 77.7 acre tract of its Lewisville land parcel, for $6.8 million, receiving net cash of $153,000 after paying off first and second lien mortgages totaling $5.9 million and the payment of various closing costs. A real estate brokerage commission of $203,000 was paid to Carmel Realty. A gain of $1.9 million was recognized on the sale.

   Further in April 1998, the Company obtained a second lien mortgage of $2.0 million secured by its BP Las Colinas land from the limited partner, at the time, in a partnership that owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The second lien mortgage bore interest at 12% per annum, with principal and interest paid at maturity in October 1998.

   In April 1998, the Company refinanced the mortgage debt secured by its Parkfield land in the amount of $7.3 million, receiving net cash of $1.2 million after paying off $5.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. A mortgage brokerage and equity refinancing fee of $73,000 was paid to BCM.

   Also in April 1998, the Company foreclosed on the Continental Hotel and Casino in Las Vegas, Nevada, the collateral securing a wraparound mortgage note with a principal balance of $22.7 million at March 31, 1998. The property is classified as held for investment. See "Mortgage Loans," below.

   In May 1998, the Company sold a 15.4 acre tract of its Valley Ranch land parcel, for $1.2 million, receiving no net cash after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $37,000 was paid to Carmel Realty. A gain of $663,000 was recognized on the sale.

   Also in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of unimproved land in Farmers Branch, Texas, for $1.2 million in cash. A real estate brokerage commission of $36,000 was paid to Carmel Realty.

   Further in May 1998, the Company sold a 21.3 acre tract of its Parkfield land parcel, for $1.3 million, receiving no net cash after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $38,000 was paid to Carmel Realty. A gain of $670,000 was recognized on the sale.

   In May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan, receiving net cash of $6.6 million after paying off mortgage debt of $1.4 million on the Scout land and $1.5 million on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs. The Company also pledged 250,000 shares of its Common Stock and BCM, the Company's advisor, pledged 177,000 shares of the Company's Common Stock as additional security on the term loan.

   In June 1998, the Company sold a 21.6 acre tract of its Chase Oaks land parcel, for $3.3 million, receiving net cash of $418,000 after paying down by $2.0 million the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $99,000 was paid to Carmel Realty. A gain of $848,000 was recognized on the sale.

   Also in June 1998, the Company sold a 150.0 acre tract of its Rasor land parcel, for $6.8 million, receiving net cash of $1.4 million after paying down by $5.3 million the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $203,000 was paid to Carmel Realty. A gain of $789,000 was recognized on the sale.

   Further in June 1998, the Company sold its entire 315.2 acre Palm Desert land parcel, for $17.2 million, receiving net cash of $8.6 million after paying off $7.2 million in mortgage debt and the payment of various closing costs. A real estate brokerage commission of $516,000 was paid to Carmel Realty. A gain of $3.9 million was recognized on the sale.

   In July 1998, the Company purchased Thompson II land, a 3.5 acre parcel of unimproved land in Dallas County, Texas, for $471,000 in cash. A real estate brokerage commission of $14,000 was paid to Carmel Realty.

   Also in July 1998, the Company purchased Katrina land, a 454.8 acre parcel of unimproved land in Palm Desert, California, for $38.2 million. The purchase was made by a newly formed controlled partnership of which a wholly-owned subsidiary of the Company is the general partner and Class B limited partner. The partnership issued $23.2 million of Class A limited partner units and obtained mortgage financing of $15.0 million. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The Class A limited partners were entitled to an annual preferred return of $.07 per unit in 1998, and are entitled to an annual preferred return of $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter. The Class A units may be converted into a total of 231,750 shares of the Company's Series H Cumulative Convertible Preferred Stock after July 13, 1999, on the basis of 100 Class A units for each share of

Series H Preferred Stock. A portion of such preferred shares may be converted into the Company's Common Stock using a 90% factor starting in December 2000. A real estate brokerage commission of $1.1 million was paid to Carmel Realty.

   Further in July 1998, the Company purchased Walker land, a 132.8 acre parcel of unimproved land in Dallas County, Texas, for $12.8 million in cash. Subsequently, the Company obtained mortgage financing in the amount of $13.3 million, receiving net cash of $12.8 million after the payment of various closing costs. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The mortgage is also secured by the FRWM Cummings land. A real estate brokerage commission of $375,000 was paid to Carmel Realty.

   In July 1998, the Company sold a 2.5 acre tract of its Las Colinas I land parcel, for $1.6 million, receiving net cash of $605,000 after paying down by $750,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $48,000 was paid to Carmel Realty. A gain of $869,000 was recognized on the sale.

   In August 1998, the Company financed its unencumbered Keller land in the amount of $5.0 million under the Las Colinas I term loan, receiving net cash of $4.9 million after the payment of various closing costs.

   In September 1998, a newly formed controlled limited partnership, in which the Company has a combined 95% general and limited partner interest, purchased Messick land, a 72.0 acre parcel of unimproved land in Palm Springs, California, for $3.5 million, paying $1.0 million in cash and obtaining seller financing of the remaining $2.5 million of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly payments of interest only, principal payments of $300,000 in July 1999 and July 2000, and matures in August 2001. A real estate brokerage commission of $105,000 was paid to Carmel Realty.

   Also in September 1998, the Company sold a 60.0 acre tract of its Parkfield land parcel, for $1.5 million, receiving no net cash after paying down by $1.4 million the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $45,000 was paid to Carmel Realty. A gain of $44,000 was recognized on the sale.

   Further in September 1998, the Company purchased HSM land, a 6.2 acre parcel of unimproved land in Farmers Branch, Texas, for $2.2 million in cash. A real estate brokerage commission of $95,000 was paid to Carmel Realty.

   In September 1998, the Company sold the remaining 10.5 acres of its BP Las Colinas land parcel for $4.7 million, receiving net cash of $1.8 million after paying off $2.6 million in mortgage debt secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $140,000 was paid to Carmel Realty. A gain of $3.4 million was recognized on the sale.

   Also in September 1998, the Company purchased Vista Ridge land, a 160.0 acre parcel of unimproved land in Lewisville, Texas, for $15.6 million. The Company paid $3.1 million in cash and obtained mortgage financing of $12.5 million. The mortgage bears interest at 15.5% per annum and requires monthly interest only payments at a rate of 12.5% per annum with the deferred interest and principal due at maturity in July 1999. A real estate brokerage commission of $235,000 was paid to Carmel Realty.

   Further in September 1998, the Company sold its entire 30.0 acre Kamperman land parcel for $2.4 million, receiving net cash of $584,000 after paying down by $1.6 million the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $72,000 was paid to Carmel Realty. A gain of $969,000 was recognized on the sale.

   In September 1998, the Company sold a 1.1 acre tract of its Santa Clarita land parcel for $543,000, receiving net cash of $146,000 after paying down by $350,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $16,000 was paid to Carmel Realty. A gain of $409,000 was recognized on the sale.

   Also in September 1998, the Company purchased Marine Creek land, a 54.2 acre parcel of unimproved land in Fort Worth, Texas, for $2.2 million in cash. A real estate brokerage commission of $134,000 was paid to Carmel Realty.

   Further in September 1998, the Company obtained second lien financing of $5.0 million secured by its Katy Road land from the limited partner, at the time, in a partnership that owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The second lien mortgage bears interest at 12.5% per annum, compounded monthly, with principal and interest due at maturity in April 1999. The loan is guaranteed by Gene E. Phillips.

   In October 1998, the Company purchased Vista Business Park land, a 41.8 acre parcel of unimproved land in Travis County, Texas, for $3.0 million. The Company paid $730,000 in cash and obtained mortgage financing of $2.3 million. The mortgage bears interest at 8.9% per annum, requires monthly payments of interest only and matures in September 2000. A real estate brokerage commission of $57,000 was paid to Carmel Realty.

   Also in October 1998, the Company purchased Mendoza land, a .35 acre parcel of unimproved land in Dallas, Texas, for $180,000. The Company paid $27,000 in cash and obtained seller financing for the remaining $153,000 of the purchase price. The seller financing bears interest at 10.0% per annum, requires quarterly interest only payments and matures in October 2001. A real estate brokerage commission of $5,000 was paid to Carmel Realty.

   Further in October 1998, the Company purchased Croslin land, a .8 acre parcel of unimproved land in Dallas, Texas, for $306,000. The Company paid $46,000 in cash and obtained seller financing for the remaining $260,000 of the purchase price. The seller financing bears interest at 10% per annum, requires quarterly interest only payments and matures in October 2001. A real estate brokerage commission of $9,000 was paid to Carmel Realty.

   In October 1998, the Company purchased Stone Meadows land, a 13.5 acre parcel of unimproved land in Houston, Texas, for $1.6 million. The Company paid $491,000 in cash and obtained seller financing for the remaining $1.1 million of the purchase price. The seller financing bears interest at 10% per annum, requires quarterly principal and interest payments of $100,000 and matures in October 1999. A real estate brokerage commission of $98,000 was paid to Carmel Realty.

   Also in October 1998, the Company financed its unencumbered Rasor land in the amount of $15.0 million, receiving net cash of $13.5 million after the payment of various closing costs. Portions of the Company's Las Colinas I and Valwood land parcels are included as additional collateral for this loan. The Company used the proceeds from this loan along with an additional $1.8 million to payoff the $15.8 million in mortgage debt secured by its Las Colinas I and Valwood land parcels. A mortgage brokerage and equity refinancing fee of $150,000 was paid to BCM. The new mortgage bears interest at 14% per annum, required a principal reduction payment of $3.0 million in November 1998, requires monthly interest only payments and matures in September 1999.

   Further in October 1998, the Company financed its unencumbered Marine Creek and HSM land in the amount of $2.8 million under the Las Colinas I term loan, receiving net cash of $2.7 million after the payment of various closing costs.

   In November 1998, the Company obtained a $95.0 million line of credit from Garden Capital, L.P. ("GCLP"), a partnership controlled by NOLP. The Company received fundings $18.9 million in November 1998, $31.1 million in December 1998, and an additional $26.7 million in the first quarter of 1999. The line of credit is secured by second liens on the Company's Waters Edge III, Edgewater Gardens, Chateau Bayou and Sunset Apartments, Rosedale Towers Office Building, Katy Road land and the stock of its wholly-owned subsidiaries, NMC, the general partner of the Partnership, and ART Holdings, Inc., which owns 3,349,535 NRLP units of limited partner interest. The loan bears interest at 12% per annum, requires monthly interest only payments and matures in November 2003. The Company accounted for its investment in the Partnership under the equity method until December 1998 when NMC was elected general partner of the Partnership. As of December 31, 1998, the accounts of the Partnership are consolidated with those of the Company. The line of credit is eliminated in consolidation.

   Also in November 1998, the Company purchased Mason/Goodrich land, a 265.5 acre parcel of unimproved land in Houston, Texas, for $10.9 million. The Company paid $3.7 million in cash and obtained mortgage financing of $7.2 million. The mortgage bore interest at 8.9% per annum, required monthly interest only payments and matured in February 1999. A real estate brokerage commission of $252,000 was paid to Carmel Realty. In March 1999, the Company sold two tracts of its Mason/Goodrich land parcel totaling 9.9 acres for $956,000, receiving net cash of $4,000 after paying down by $860,000 the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $29,000 was paid to Carmel Realty. A gain will be recognized on the sale. The lender has agreed to extend its matured mortgage to September 1999, for a $500,000 principal paydown. All other terms of the loan would remain unchanged.

   In December 1998, the Company purchased Plano Parkway land, a 81.2 acre parcel of unimproved land in Plano, Texas, for $11.1 million. The Company paid $2.2 million in cash and obtained seller financing of the remaining $8.9 million of the purchase price. The seller financing bore interest at 10% per annum and required the payment of principal and interest at maturity in January 1999. A real estate brokerage commission of $187,000 was paid to Carmel Realty. In February 1999, the Company sold a 4.6 acre tract for $1.2 million. A real estate brokerage commission of $36,000 was paid to Carmel Realty. A gain will be recognized on the sale. Simultaneously with the sale, the debt securing the parcel was refinanced in the amount of $7.1 million. The loan bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires monthly interest only payments and matures in January 2000. The net cash from the sale and refinancing along with an additional $921,000 were used to payoff the mortgage. A mortgage brokerage and equity refinancing fee of $71,000 was paid to BCM.

   Also in December 1998, the Company purchased Van Cattle land, a 126.6 acre parcel of unimproved land in McKinney, Texas, for $2.0 million. The Company paid $500,000 in cash and obtained seller financing of the remaining $1.5 million of the purchase price. The seller financing bears interest at 10% per annum, requires monthly interest only payments and matures in December 2000. A real estate brokerage commission of $118,000 was paid to Carmel Realty.

   Further in December 1998, the Company sold two tracts totaling 63.1 acres of its Valley Ranch land parcel for $4.2 million, receiving net cash of $135,000 after a $3.0 million paydown on the mortgage secured by such land parcel and the payment of various closing costs. A real estate brokerage commission of $127,000 was paid to Carmel Realty. No gain or loss was recognized on the sales.

   In December 1998, the Company financed its unencumbered Valwood land in the amount of $12.0 million, receiving net cash of $4.7 million after paying down by $5.5 million the Rasor land mortgage and the payment of various closing costs. The mortgage bears interest at 13% per annum, requires monthly payments of interest only and matures in December 2000. A mortgage brokerage and equity refinancing fee of $120,000 was paid to BCM.

   In the third and fourth quarters of of 1998, provisions for loss of $3.0 million and $916,000, respectively, were recorded to write down the Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write downs were necessitated by an increase in the acreage designated as flood plain.

   In February 1999, the Company purchased Frisco Bridges land, a 336.8 parcel of unimproved land in Collin County, Texas, for $46.8 million. The Company paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments and matures in January 2000. A mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires three quarterly principal reduction payments of $3.0 million on each of May 1, August 1 and November 1, 1999 in addition to monthly interest payments and matures in February 2000. Another mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments and matures in January 2000. The Company's Double O land in Las Colinas, Texas and its Desert Wells land in Palm Desert, California are pledged as additional collateral for these loans. The Company drew down $6.0 million under its line of credit with the GCLP, for a portion of the cash requirement. A $1.4 million real estate brokerage commission was paid to Carmel Realty in the form of a 6.8 acre tract of the Frisco Bridges land parcel.

   In March 1999, the Company sold a 13.7 acre tract of its McKinney Corners II and IV land parcels, for $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage debt secured by such land parcels, the funding of required escrows and the payment of various closing costs. A gain will be recognized on the sale.

Mortgage Loans

   In addition to real estate, a substantial portion of the Company's assets have been and are expected to continue to be invested in mortgage notes receivable, principally those secured by income-producing real estate. The Company's mortgage notes receivable consist of first, wraparound, and junior mortgage loans.

   Types of Mortgage Activity. In addition to originating its own mortgage loans, the Company may acquire existing mortgage loans either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes receivable.

   Types of Properties Subject to Mortgages. The types of properties securing the Company's mortgage notes receivable portfolio at December 31, 1998 consisted of an office building, shopping centers, improved land and partnership interests. The Company's Board of Directors may alter the types of properties subject to mortgages in which the Company invests without a vote of stockholders.

   At December 31, 1998, the obligors on $594,000 or 1.1% of the mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $9.2 million or 16.8% of the mortgage notes receivable portfolio were nonperforming.

   The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 1998), by both property type and geographic region, of the properties that serve as collateral for the Company's mortgage notes receivable. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                                               Commercial
   Region                                           Apartments Properties Total
   ------                                           ---------- ---------- -----
   Midwest.........................................     -- %      36.2%    36.2%
   Mountain........................................     --         7.3      7.3
   Southeast.......................................    39.5        --      39.5
   Southwest.......................................     4.9       12.1     17.0
                                                       ----       ----    -----
                                                       44.4%      55.6%   100.0%

   A summary of the activity in the Company's mortgage notes receivable portfolio during 1998 is as follows:

   Loans in mortgage notes receivable portfolio at January 1, 1998..........  11*
   Partnership loans........................................................  24
   Loans funded.............................................................   1
   Loans collected in full..................................................  (6)
   Loans sold...............................................................  (3)
   Loan foreclosed..........................................................  (1)
                                                                             ---
   Loans in mortgage notes receivable portfolio at December 31, 1998........  26*
                                                                             ===

--------
* Includes a mortgage note receivable collateralized by two condominium mortgage loans in 1997 and one condominium mortgage loan in 1998.

   During 1998, the Company collected $188,000 in interest and $7.9 million in principal on its mortgage notes receivable.

   First Mortgage Loans. The Company may invest in first mortgage loans, with either short-, medium- or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal or all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is the Company's general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of the Company's mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders.

   The following discussion briefly describes the events that affected previously funded first mortgage loans during 1998.

   At December 31, 1998, the Company sold a matured first mortgage note at its carrying value of $124,000 to BCM. No gain or loss was recognized on the sale. See "Junior Mortgage Loans," below.

   Wraparound Mortgage Loans. The Company may invest in wraparound mortgage loans, sometimes called all-inclusive loans, made on real estate subject to prior mortgage indebtedness. A wraparound mortgage note is a mortgage note having an original principal amount equal to the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgage loans in amounts and on properties on which it would otherwise make a first mortgage loan.

   The following discussion briefly describes the events that affected previously funded wraparound mortgage loans during 1998.

   In June 1992, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada, for, among other consideration, a $22.0 million wraparound mortgage note. The Company recorded a deferred gain of $4.6 million on the sale resulting from a disputed third lien mortgage being subordinated to the Company's wraparound mortgage note. In March 1997, the wraparound note was modified and extended in exchange for the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of March 1997, and an additional $2.0 million prior to December 1997. The borrower stopped making the payments required by the note in April 1997, and did not make the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow foreclosure of the hotel and casino. At the hearing, the bankruptcy court allowed the borrower 90 days to submit a reorganization plan and beginning March 2, 1998 required the borrower to make monthly payments of $175,000. The Company received only the first such payment. The wraparound mortgage note had a principal balance of $22.7 million at March 31, 1998. In April 1998, the bankruptcy court allowed the foreclosure of the hotel and casino. No loss was incurred on foreclosure as the fair value of the property, exceeded the carrying value of the mortgage note receivable.

   In December 1997, the Company sold its Pin Oak land, a 567.6 acre parcel of unimproved land in Houston, Texas, for $11.4 million, receiving net cash of $3.5 million and providing $6.9 million in short-term purchase money financing. The purchase money financing was collected in full in January 1998, the Company receiving net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs.

   Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such notes are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such notes ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

   The following discussion briefly describes the events that affected previously funded junior mortgage loans during 1998.

   In December 1997, the Company sold a 25.1 acre tract of its Valley Ranch land parcel, for $3.3 million, receiving net cash of $2.2 million and providing $891,000 of short-term purchase money financing. The Company received a $624,000 paydown on the purchase money financing in January 1998 with the remaining $267,000 being received in February 1998.

   As of December 31, 1998, the Company sold two matured second lien mortgage notes at their carrying values totaling $504,000 to BCM. No gain or loss was recognized on the sale. See "First Mortgage Loans," above.

Investments in Real Estate Investment Trusts and Real Estate Partnerships

   Real estate entities. The Company's investment in real estate entities includes (1) equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), CMET, IORI and TCI, (2) units of limited partner interest of NRLP, and (3) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of NMC, the general partner of NRLP and NOLP and a wholly-owned subsidiary of the Company.

   Since acquiring its initial investments in the equity securities of the REITs and NRLP in 1989, the Company has made additional investments in the equity securities of these entities through private and open market purchases. The cost with respect to shares of the REITs at December 31, 1998 totaled $22.0 million, and its cost with respect to units of limited partner interest in NRLP totaled $24.1 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of such equity securities of the REITs was $29.0 million at December 31, 1998 and the aggregate market value of such equity securities was $43.5 million. The aggregate investee book value of the equity securities of the REITs based upon the December 31, 1998 financial statements of each such REIT was $71.0 million. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   The Board of Directors has authorized the expenditure of up to an aggregate of $35.0 million to acquire, in open market purchases, units of NRLP and shares of the REITs, excluding private purchase transactions which were separately authorized. As of December 31, 1998, the Company had expended $4.4 million to acquire units of NRLP and an aggregate of $6.4 million to acquire shares of the REITs, in open market purchases, in accordance with these authorizations. The Company expects to make additional investments in the equity securities of the REITs and NRLP.

   The equity securities of the REITs and NRLP were purchased for the purpose of investment based principally on the opinion of management that the equity securities of each were and are currently undervalued. The determination to purchase additional equity securities of the REITs and NRLP is made on an entity-by-entity basis and depends on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of management regarding the relative attractiveness of alternative investment opportunities. Substantially all of the equity securities of the REITs and NRLP are pledged as collateral for borrowings. Pertinent information regarding the Company's investment in the equity securities of the REITs and NRLP, at December 31, 1998, is summarized below (dollars in thousands):

                            Percentage         Carrying         Equivalent
                         of the Company's      Value of          Investee        Market Value
                           Ownership at      Investment at     Book Value at   of Investment at
Investee                 December 31, 1998 December 31, 1998 December 31, 1998 December 31, 1998
--------                 ----------------- ----------------- ----------------- -----------------
NRLP*...................       55.0%            $33,589           $     *           $79,081
CMET....................       40.9              15,550            35,727            25,052
IORI....................       30.0               3,132             7,068             3,034
TCI.....................       31.0              10,291            28,251            15,398

--------
* The Company accounted for its investment in the Partnership under the equity method until December 1998 when NMC, a wholly-owned subsidiary of the Company, was elected general partner of NRLP and NOLP, as more fully discussed in "NRLP", below. As of December 31, 1998, the accounts of the Partnership are consolidated with those of the Company.

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

   The Company does not have a controlling equity interest in any of the REITs and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of such investees. However, due to the Company's equity investments in, and the existence of common officers with, each of the REITs, and that the REITs have the same advisor as the Company and that Mr. Paulson, an Executive Vice President of the Company, is also the President of the REITs and BCM, the Company's advisor. The Company may be considered to have the ability to exercise significant influence over the operating and investing policies of the REITs. The Company accounts for its investment in the REITs using the equity method. Under the equity method, the Company recognizes its proportionate share of the income or loss from the operations of the REITs currently, rather than when realized through dividends or on sale. The Company discontinued accounting for its investment in the Partnership under the equity method as of December 31, 1998, due to the election of NMC, a wholly-owned subsidiary of the Company, as general partner of NRLP and NOLP, as more fully discussed in "NRLP" below. The carrying value of the Company's investment in the REITs, as set forth in the table above, is the original cost of each such investment adjusted for the Company's proportionate share of each REIT's income or loss and distributions received.

   The following is a summary description of each of NRLP and the REITs, based upon information publicly reported by such entities.

   NRLP. NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to the Partnership shall constitute references to NRLP and NOLP as a unit. In December 1998, NMC, a wholly-owned subsidiary of the Company, was elected general partner and succeeded to SAMLP's 1% beneficial interest in each of NRLP and NOLP. NMC also assumed liability for SAMLP's note for its capital contribution. In addition, NMC assumed liability for a note which requires the repayment of the $11.4 million paid by the Partnership under the Moorman litigation settlement plus the $808,000 in court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman.

   In November 1992, NOLP transferred 52 apartments and a wraparound mortgage note receivable to GCLP, a Delaware limited partnership in which NOLP owns a 99.3% limited partner interest. Concurrent with such transfer, GCLP refinanced all of the mortgage debt associated with the transferred properties and the wraparound mortgage note. Effective August 1998, a wholly-owned subsidiary of the Company acquired the .7% managing general partner interest of Garden Capital Management Incorporated in GCLP and the 1% general partner interest of Garden Capital Incorporated in 50 single asset limited partnerships in which GCLP is the 99% limited partner, in exchange for 250,000 shares of the Company's Series F Cumulative Convertible Preferred Stock.

   At December 31, 1998, the Company owned approximately 55.0% of the outstanding limited partner units of NRLP.

   NMC, as the general partner, has discretion in determining the methods of obtaining funds for the Partnership's operations, and the acquisition and disposition of its assets.

   At December 31, 1998, NRLP owned 66 properties located in 21 states, consisting of 55 apartments comprising 13,957 units, five office buildings with an aggregate of 367,271 square feet and six shopping centers with an aggregate of 712,388 sq. ft.

   The Partnership reported net income of $47.5 million in 1998 compared to net income of $8.7 million in 1997. The Partnership had a loss from operations, prior to gains on sale of real estate, of $5.1 million in 1998 compared to income of $362,000 in 1997. The decline in the Partnership's 1998 income from operations was due to $13.0 million of GCLP deferred borrowing costs written off on the refinancing of the GCLP properties in 1998 and the sale of 10 apartments and two shopping centers by the Partnership in 1998. The decline was mitigated by a 4% increase in average rental rates at the Partnership's apartments and an average 4% increase in rental rates at the Partnership's commercial properties coupled with an average 1% decrease in occupancy at the Partnership's apartments and an average 3.5% decrease in occupancy at the Partnership's commercial properties.

   The Partnership's cash flow from property operations (rents collected less payments for property operations) decreased to $42.9 million in 1998 from $50.5 million in 1997. At December 31, 1998, the Partnership had total assets of $337.8 million, which consisted of $167.4 million of real estate held for investment, $114.5 million of notes and interest receivable, $46.9 million of investments in equity securities and other assets and $9.0 million in cash and cash equivalents.

   The Partnership has paid quarterly distributions to unitholders since the fourth quarter of 1993. In 1998, the Company received a total of $7.2 million in distributions from the Partnership including $5.5 million which was accrued at December 31, 1997.

   The Company owns a 96% limited partner interest in SAMLP. SAMLP was the general partner of the Partnership until December 18, 1998 when NMC, a wholly-owned subsidiary of the Company, was elected general partner. Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP.

   NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit (the "Moorman litigation") arising from the formation of NRLP. An agreement settling such lawsuit (the "Settlement Agreement") for the above named defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of an NRLP oversight committee and the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest.

   The Settlement Agreement provided for the resignation and replacement of SAMLP as general partner if the unit price targets were not met for two consecutive anniversary dates. NRLP did not meet the unit price targets for the first and second anniversary dates. On July 8, 1992, SAMLP notified the NRLP oversight committee of the failure of NRLP to meet the unit price targets for two successive years and that it expected to resign as general partner of NRLP and NOLP.

   The Settlement Agreement provided that the withdrawal of SAMLP as general partner would require the Partnership to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the NRLP partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at December 31, 1997, before reduction for the principal balance ($4.2 million at December 31, 1997) and accrued interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its original capital contribution to the Partnership.

   On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the plaintiff class members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution

Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

   Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash shall be made to the plaintiff class members pro rata based upon the number of units originally issued to each plaintiff class member upon the formation of the Partnership in 1987. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999. The distribution of cash is under the control of the independent settlement administrator.

   The proposal to elect NMC, a wholly-owned subsidiary of the Company, as the successor general partner was submitted to the unitholders of NRLP for a vote at a special meeting held on December 18, 1998. All units of NRLP owned by affiliates of the Company and SAMLP (approximately 61.8% of the outstanding units of NRLP as of the November 27, 1998 record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority of the NRLP unitholders. On December 18, 1998, SAMLP withdrew as general partner and NMC took office. Upon the election and taking office of NMC as the successor general partner, the Settlement Agreement terminated.

   Under the Cash Distribution Agreement, SAMLP waived its right under the Settlement Agreement to receive any payment from the Partnership for its Redeemable General Partner Interest and fees it was entitled to receive upon the election of a successor general partner. In addition, pursuant to the Cash Distribution Agreement, the NRLP partnership agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the NRLP partnership agreement.

   Under the Cash Distribution Agreement, NMC, as successor general partner, assumed liability for the note from SAMLP for its capital contribution to NRLP. In addition, NMC assumed liability for a note which requires the repayment of the $11.4 million paid by NRLP under the Cash Distribution Agreement, plus the $808,000 in Court ordered attorney's fees and the $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.2% per annum and is guaranteed by the Company. As of December 31, 1998, the Company discontinued accounting for its investment in the Partnership under the equity method upon the election of NMC as general partner of the Partnership and the settlement of the Moorman litigation. The Company began consolidation of the Partnership's accounts at that date and its operations subsequent to that date.

   CMET. CMET is a California business trust which was organized on August 27, 1980 and commenced operations on December 3, 1980. CMET's business is investing in real estate through direct equity investments and partnerships and financing real estate and real estate related activities through investments in mortgage notes. CMET holds equity investments in apartments and commercial properties (office buildings, industrial warehouses and shopping centers) throughout the continental United States. CMET's apartments and commercial properties are concentrated in the Southeast, Southwest and Midwest regions of the continental United States. At December 31, 1998, CMET owned 57 income producing properties located in 14 states consisting of 34 apartments comprising of 6,158 units, 11 office buildings with an aggregate of 2.1 million sq. ft., 11 industrial warehouses with an aggregate of 1.5 million sq. ft. and a shopping center with 133,558 sq. ft. CMET also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States, with a concentration in the Southeast and Southwest regions.

   CMET reported net income of $347,000 in 1998 as compared with net income of $4.2 million in 1997. CMET's 1998 net income included gains on the sale of real estate of $6.1 million, where as its 1997 net income included gains on the sale of real estate of $8.2 million. CMET's cash flow from property operations improved to $28.9 million in 1998 from $23.7 million in 1997. At December 31, 1998, CMET had total assets of $333.8 million, which consisted of $294.2 million of real estate held for investment, $3.3 million of real estate held for sale, $3.4 million of notes and interest receivable, $30.7 million of investments in marketable equity securities and other assets and $2.2 million in cash and cash equivalents. On September 25, 1998, CMET and TCI announced that they had reached an agreement for CMET to be acquired by TCI. TCI will issue 1.181 shares of its common stock for each share of CMET. The transaction is expected to be completed in the second quarter of 1999.

   CMET has paid quarterly distributions since the first quarter of 1993. The Company received a total of $868,000 in distributions from CMET in 1998.

   IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984 as a California business trust and commenced operations on April 10, 1985. Like CMET, IORI's business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties (office buildings) in the Pacific, Southeast and Southwest regions of the continental United States. At December 31, 1998, IORI owned 14 income producing properties located in four states. These properties consisted of four apartments comprising 654 units and ten office buildings with an aggregate of 620,577 sq. ft.

   IORI reported a net loss of $679,000 in 1998 as compared with net income of $3.3 million in 1997. IORI's net income in 1997, is attributable to $4.0 million of gains on sale of real estate. IORI had no such gains in 1998. IORI's cash flow from property operations increased to $7.9 million in 1998 from $6.5 million in 1997. At December 31, 1998, IORI had total assets of $88.7 million, which consisted of $83.7 million in real estate held for investment, $4.9 million in investments in partnerships and other assets and $103,000 in cash and cash equivalents.

   IORI has paid quarterly dividends since the first quarter of 1993. The Company received a total of $264,000 in dividends from IORI in 1998.

   TCI. TCI is a Nevada corporation which was originally organized on September 6, 1983, as a California business trust, and commenced operations on January 31, 1984. TCI also has investment policies similar to those of CMET and IORI. TCI holds equity investments in apartments, commercial properties (office buildings, industrial warehouses and shopping centers) and hotels throughout the continental United States with a concentration in the Southeast and Southwest regions. At December 31, 1998, TCI owned 72 income producing properties located in 14 states. These properties consisted of 38 apartments comprising 7,000 units, 19 office buildings with an aggregate of 1.6 million sq. ft., six industrial warehouses with an aggregate of 1.5 million sq. ft., five shopping centers with an aggregate of 489,103 sq. ft. and four hotels with a total of 209 rooms. TCI also holds mortgage notes receivable secured by real estate located in the Southeast and Southwest regions of the continental United States.

   TCI reported net income of $6.9 million in 1998 as compared with net income of $12.6 million in 1997. TCI's net income for 1998 included gains on the sale of real estate of $12.6 million whereas its net income for 1997 included gains on the sale of real estate of $21.4 million. TCI's cash flow from property operations increased to $29.8 million in 1998 as compared to $16.2 million in 1997. At December 31, 1998, TCI had total assets of $382.2 million, which consisted of $347.4 million in real estate held for investment, $1.4 million in real estate held for sale, $3.4 million in investments in real estate entities, $19.5 million in notes and interest receivable and other assets and $10.5 million in cash and cash equivalents. At December 31, 1998, TCI owned 345,728 shares of IORI's common stock, approximately 22.7% of IORI's shares then outstanding. On September 25, 1998, TCI and CMET announced that they had reached agreement for TCI to acquire CMET. TCI will issue 1.181 shares of its common stock for each share of CMET. The transaction is expected to be completed in the second quarter of 1999.

   TCI has paid quarterly dividends since the fourth quarter of 1995. In 1998, the Company received a total $1.9 million in dividends from TCI, including $1.2 million accrued in December 31, 1997.

   River Trails II. In January 1992, the Company entered into a partnership agreement with an entity affiliated with a limited partner, at the time, in a partnership that owned approximately 15.8% of the Company's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement designates the Company as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1997, 214 residential lots had been sold. In 1998, an additional 52 lots were sold and at December 31, 1998, 21 lots remained to be sold. During 1998, each partner received $418,000 in return of capital distributions and $493,000 in profit distributions.

   R. G. Bond, Ltd. In June 1995, the Company purchased a 1% general partner interest in a limited partnership which owned an apartment in each of the states of Illinois, Florida and Minnesota, with a total of 900 units. In August 1998, in conjunction with the sale of the apartments, the Company sold its general partner interest for $903,000 in cash. A gain of $27,000 was recognized. In December 1998, a return of capital distribution of $100,000 was received.

   Campbell Center Associates, Ltd. In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell Associates"), which in turn had a 56.25% interest in Campbell Centre Joint Venture, which owned at the time a 413,175 sq. ft. office building in Dallas, Texas, for $550,000 in cash and a $500,000 note. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Associates, for $300,000 in cash and a $750,000 note. In July 1997, the Company purchased an additional 9% general partner interest in Campbell Associates for $868,000 in cash. In March 1998, Consolidated Equity Properties, Inc., a wholly-owned subsidiary of the Company, acquired a 30% limited partner interest in Campbell Associates for $500,000 in cash. In June 1998, the Company purchased the remaining 5% general partner interest in Campbell Associates for $1.1 million in cash. In June 1998, Campbell Centre Joint Venture sold the office building for $32.2 million in cash. Campbell Associates, as a partner, received net cash of $13.2 million from the sales proceeds and escrowed an additional $190,000 for pending parking lot issues. Campbell Associates recognized a gain of $8.2 million.

   Highway 380/Preston Partners, Ltd. In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased 580 acres of unimproved land in Collin County, Texas, of which 251.9 acres remained to be sold at January 1, 1998. In January 1998, the partnership sold a 155.4 acre tract for $2.9 million. The partnership received $600,000 in cash and provided purchase money financing of an additional $2.2 million. Of the net sales proceeds, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner in accordance with the partnership agreement. The financing bore interest at 12% per annum, required monthly payments of interest only and matured in July 1998. The financing was collected at maturity with the net proceeds being distributed; $1.1 million to the limited partner and $1.1 million to the Company as general partner. The partnership recognized a gain of $1.2 million on the sale. In September 1998, the partnership sold the remaining 96.5 acres for $1.3 million in cash. Of the net proceeds, $587,000 was distributed to the limited partner and $587,000 was distributed to the Company as general partner. The partnership recognized a gain of $128,000 on the sale.

   Elm Fork Ranch, L.P. In September 1997, a newly formed limited partnership, of which the Company is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. The Company contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. In September 1997, the partnership obtained financing of $6.5 million secured by the land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, the Company receiving a return of $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return before any sharing of partnership profits occurs. One of the limited partners in the partnership, was at the time, also a limited partner in a partnership that owned approximately 15.8% of the outstanding shares of the Company's Common Stock.

ITEM 3. LEGAL PROCEEDINGS

   The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on January 11, 1999, at which meeting the Company's stockholders were asked to consider and vote upon
(1) the election of Directors and (2) the Director's Stock Option Plan. At such meeting the stockholders elected the following individuals as Directors:

                                                               Shares Voting
                                                            -------------------
                                                                      Withheld
    Director                                                   For    Authority
    --------                                                --------- ---------
   Karl L. Blaha........................................... 8,174,063  40,531
   Roy Bode................................................ 8,174,209  40,385
   Al Gonzalez............................................. 8,173,461  41,133
   Cliff Harris............................................ 8,174,381  40,213

   Also at such meeting the stockholders approved the Director's Stock Option Plan with 8,120,072 votes for the proposal, 80,175 votes against and 14,345 votes abstaining.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

             QUARTER ENDED                                         HIGH    LOW
             -------------                                       -------- --------
   March 31, 1999 (through March 5, 1999)....................... $ 17 3/8 $16

   March 31, 1998...............................................   15      14
   June 30, 1998................................................   15 1/16 14 1/4
   September 30, 1998...........................................   16 1/4  13 7/8
   December 31, 1998............................................   16 3/8  14 3/4

   March 31, 1997...............................................   22 1/4   9 3/4
   June 30, 1997................................................   16 5/8  11 1/2
   September 30, 1997...........................................   13 1/4  12 1/8
   December 31, 1997............................................   15 1/2  12 5/8

   As of March 5, 1999, the closing market price of the Company's Common Stock on the New York Stock Exchange was $16.75 per share.

   As of March 5, 1999, the Company's Common Stock was held by 1,845 stockholders of record.

   In the second quarter of 1996, the Company resumed the payment of quarterly dividends on its Common Stock. Future distributions to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

   The Company declared quarterly dividends in 1998 and 1997 as follows:

                                                                       Amount
    Date Declared          Record Date            Payment Date        Per Share
    -------------       ------------------     ------------------     ---------
   March 5, 1998        March 16, 1998         March 31, 1998           $.05
   May 27, 1998         June 4, 1998           June 19, 1998             .05
   August 28, 1998      September 15, 1998     September 30, 1998        .05
   December 10, 1998    December 21, 1998      January 4, 1999           .05

   February 26, 1997    March 14, 1997         March 31, 1997            .05
   June 5, 1997         June 13, 1997          June 30, 1997             .05
   September 3, 1997    September 15, 1997     September 30, 1997        .05
   December 1, 1997     December 15, 1997      December 31, 1997         .05

   The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1998 represented a return of capital and 100% of the dividends paid in 1997 represented ordinary income.

   In April 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series B 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series B Preferred Stock consisted of a maximum of 4,000 shares, all of which were outstanding at December 31, 1997. Dividends were payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was convertible into Common Stock of the Company between May 8, 1998 and June 8, 1998, at 90% of the average daily closing price of the Common Stock on the prior 30 trading days. In June 1998, the 4,000 outstanding shares of Series B Preferred Stock were converted into 30,211 shares of the Company's Common Stock. On May 27, 1998, the Company filed Articles of Amendment to its Articles of Incorporation reducing the number of shares of Series B Preferred Stock to zero and eliminating such designation.

   In June 1996, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series C Preferred Stock consisted of a maximum of 16,681 shares, all of which were outstanding at December 31, 1997. Dividends were payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock was convertible into Common Stock of the Company between November 25, 1998 and February 23, 1999, at 90% of the average daily closing price of the Common Stock on the prior 30 trading days. In November 1998, the 16,681 outstanding shares of Series C Preferred Stock were redeemed at their liquidation preference of $100.00 per share plus accrued and unpaid dividends. On January 11, 1999, the Company filed Articles of Amendment to its Articles of Incorporation reducing the number of shares of Series C Preferred Stock to zero and eliminating such designation.

   In August 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred Stock consists of a maximum of 91,000 shares, none of which were outstanding at December 31, 1998. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable.

   In December 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares, none of which were outstanding at December 31, 1998. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors, for periods prior to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. The Series E Preferred Stock is convertible into Common Stock of the Company at 80% of the average daily closing price of the Company's Common Stock on the prior 20 trading days. Only 37.50% of the Series E Preferred Stock may be converted prior to November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the Series E Preferred Stock may be converted, and the remainder can be converted on or after November 4, 2001.

   In August 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $10.00 per share. In October 1998, the Company filed Articles of Amendment to its Articles of Incorporation increasing the number of authorized shares of Series F Preferred Stock to 15,000,000. At December 31, 1998, 3,350,000 shares were outstanding and 1,948,797 shares were reserved for issuance as future consideration in various business transactions. Dividends are payable at the rate of $1.00 per share or $.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

   In September 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series G 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series G Preferred Stock consists of a maximum of 11,000 shares, of which 1,000 shares were outstanding at December 31, 1998. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. 10,000 shares of the Series G Preferred Stock are reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock after October 6, 1999 and after October 6, 2000, into Common Stock of the Company at 90% of the average closing price of the Company's Common Stock for the prior 20 trading days.

   In June 1998, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series H 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $10.00 per share. The Series H Preferred Stock consists of a maximum of 231,750 shares, none of which were outstanding at December 31, 1998. Dividends are payable quarterly at the rate of $.70 per year until June 30, 1999, $.80 from July 1, 1999 through June 30, 2000, $.90 per year from July 1, 2000 through June 30, 2001 and $.10 per year July 1, 2001 and thereafter. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock at any time after July 13, 1999. The Series H Preferred Stock may be converted into 25,000 shares of the Company's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 2002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
EARNINGS DATA
Revenue.................  $    87,086  $    49,971  $    26,979  $    22,952  $    23,070
Expense.................      165,111       83,355       38,577       28,314       26,490
                          -----------  -----------  -----------  -----------  -----------
(Loss) from operations..      (78,025)     (33,384)     (11,598)      (5,362)      (3,420)
Equity in income
 (losses) of investees..       37,966       10,660        2,004         (851)         292
Gain on sale of real
 estate.................       17,254       20,296        3,659        2,594          379
                          -----------  -----------  -----------  -----------  -----------
(Loss) before
 extraordinary gain.....      (22,805)      (2,428)      (5,935)      (3,619)      (2,749)
Extraordinary gain......          --           --           381          783          323
                          -----------  -----------  -----------  -----------  -----------
Net (loss)..............      (22,805)      (2,428)      (5,554)      (2,836)      (2,426)
Preferred dividend
 requirement............       (1,177)        (206)        (113)         --           --
                          -----------  -----------  -----------  -----------  -----------
(Loss) applicable to
 Common shares..........  $   (23,982) $   (2,634)  $   (5,667)  $   (2,836)  $   (2,426)
                          ===========  ===========  ===========  ===========  ===========
PER SHARE DATA
(Loss) before
 extraordinary gain.....  $     (2.24) $      (.22) $      (.46) $      (.31) $      (.23)
Extraordinary gain......          --           --           .03          .07          .03
                          -----------  -----------  -----------  -----------  -----------
Net (loss) applicable to
 Common shares..........  $     (2.24) $      (.22) $      (.43) $      (.24) $      (.20)
                          ===========  ===========  ===========  ===========  ===========
Dividends per Common
 share..................  $       .20  $       .20  $       .15  $       --   $       --
Weighted average shares
 outstanding............   10,695,388   11,710,013   12,765,082   11,716,656   12,208,876
                                                 December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........  $    52,053  $    25,526  $    48,485  $    49,741  $    45,664
Real estate, net........      734,907      302,453      119,035       59,424       47,526
Total assets............      918,605      433,799      235,037      162,033      137,362
Notes and interest
 payable................      768,272      261,986      127,863       61,163       45,695
Margin borrowings.......       35,773       53,376       40,044       34,017       26,391
Stockholders' equity....       38,272       63,453       47,786       53,058       55,894
Book value per share....  $       .44  $      3.53  $      3.74  $      4.53  $      4.77

   Shares and per share data have been adjusted for 2 for 1 forward Common Stock splits effected January 2, 1996 and February 17, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   American Realty Trust, Inc. (the "Company") was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

   General. Cash and cash equivalents at December 31, 1998 aggregated $11.5 million, compared with $5.3 million at December 31, 1997. Although the Company anticipates that during 1999 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of the Company's debt obligations as they mature. The Company will therefore again rely on externally generated funds, including aggressive land sales, selected property sales, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

   Notes payable totaling $164.2 million are scheduled to mature during 1999. During the first quarter of 1998, the Company either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $66.8 million of the debt scheduled to mature in 1999. See NOTE 5. "REAL ESTATE," NOTE 9. "NOTES AND INTEREST PAYABLE" and NOTE 24. "SUBSEQUENT EVENTS."

   The Company expects an increase in cash from property operations in 1999. The increase is expected to be derived from a full year of operations of the 36 apartments that it acquired during 1998. The Company is also expecting substantial land sales and selected property sales to generate additional cash.

   Net cash from operating activities decreased to a deficit of $23.0 million in 1998 from a deficit of $16.6 million in 1997. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

   Net cash from pizza operations (sales less cost of sales) decreased to $2.4 million in 1998 from $5.2 million in 1997. Pizza operations were consolidated effective May 1, 1997. The decrease was due to higher labor and pizza ingredient costs, primarily cheese. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $21.5 million in 1998 from $5.4 million in 1997. This increase was primarily attributable to a full year of operations of the five hotels and two shopping centers acquired in 1997 and to the 36 apartments acquired in 1998. The increase was partially offset by $1.3 million of costs related to the 16 land parcels purchased in 1998.

   Interest collected decreased to $188,000 in 1998 from $2.6 million in 1997. The decrease was attributable to the sale of two notes receivable and the foreclosure of the collateral securing a third note receivable in 1997 and the foreclosure of the collateral securing a wraparound mortgage note receivable in 1998. See Note 3. "NOTES AND INTEREST RECEIVABLE."

   Interest paid increased to $34.1 million in 1998 from $19.1 million in 1997. The increase is due to a full year of interest on the debt associated with the five hotels, two shopping centers and 25 parcels of land acquired in 1997 and with 36 apartments and 16 land parcels acquired in 1998.

   Advisory and servicing fees paid increased to $3.8 million in 1998 from $2.7 million in 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee.

   General and administrative expenses paid increased to $8.5 million in 1998 from $7.0 million in 1997. The increase was attributable to a $1.3 million increase in the general and administrative expenses of the Company's pizza operations, which were consolidated effective May 1, 1997, and $500,000 due to a development subsidiary established in 1998. See NOTE 8. "ACQUISITIONS OF PIZZA WORLD SUPREME, INC."

   Other cash from operating activities decreased to a use of $5.5 million in 1998 from a use of $781,000 in 1997. The decrease was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

   Distributions from equity investees' increased to $10.3 million in 1998 from $5.7 million in 1997. Included in 1998 distributions, were special distributions totaling of $6.7 million from two equity investees. The special distributions were accrued at December 31, 1997, but were not paid until 1998.

   Distributions to minority interest holders increased to $3.2 million in 1998 from $1.4 million in 1997. These distributions represented preferred returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE 5. "REAL ESTATE" and NOTE 13. "PREFERRED STOCK."

   Net cash of $2.2 million in 1998 and $4.6 million in 1997 was used in marketable equity securities trading activities. See NOTE 7. "MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO."

   In 1998, the Company sold a total of 789.2 acres of land in Collin County, Irving, Las Colinas, Lewisville and Plano, Texas, Denver, Colorado, Palm Desert and Santa Clarita, California in 13 separate transactions for a total of $51.6 million. The Company received net cash of $15.4 million, after paying off or paying down $36.2 million in mortgage debt secured by such properties.

   In 1998, the Company purchased a total of 2,497.1 acres of land in Palm Desert, California and Carrollton, Dallas County, Farmers Branch, Fort Worth, Houston, Irving, Lewisville, McKinney, Plano and Tarrant County, Texas, for a total of $141.6 million. The Company paid $30.3 million in cash and obtained new or seller financing of $88.1 million and issued $23.2 million of Class A limited partner units in controlled consolidated partnerships.

   The Company expects that funds from existing cash resources, agressive sales of land and selected property sales, refinancing of real estate, and borrowings against its real estate and marketable equity securities will be sufficient to meet the cash requirements associated with the Company's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that the Company's liquidity permits or financing sources are available, the Company will make investments in real estate, primarily investments in improved and unimproved land, continue making additional investments in real estate entities and marketable equity securities, and fund or acquire mortgage notes.

   In February 1999, the Company purchased Frisco Bridges land, a 336.8 parcel of unimproved land in Collin County, Texas, for $46.8 million. The Company paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. The Company drew down $6.0 million under the line of credit described below, for a portion of the cash requirement. See NOTE 24. "SUBSEQUENT EVENTS."

   The Company expects that it will be necessary for it to sell $120.0 million, $48.0 million and $17.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If the Company is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, the Company, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

   Notes Receivable. In June 1992, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada for, among other consideration, a $22.0 million wraparound mortgage note. In March 1997, the wraparound note was modified and extended in exchange for, among other things, the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of March 1997, and an additional $2.0 million prior to December 1997. The borrower stopped making the payments required by the note in April 1997, and did not make the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow foreclosure of the hotel and casino. At the hearing, the bankruptcy court allowed that the borrower 90 days to submit a reorganization plan and beginning March 2, 1998, required the borrower to make monthly payments of $175,000. The Company received only the first such payment. The wraparound mortgage note had a principal balance of $21.0 million at March 31, 1998. In April 1998, the bankruptcy court allowed the foreclosure of the hotel and casino. No loss was incurred on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note.

   Loans Payable. The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 60% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by such equity securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings totaled $35.8 million (approximately 43.9% of market value) at December 31, 1998, compared to $53.4 million at December 31, 1997. See NOTE 10. "MARGIN BORROWINGS."

   In November 1998, the Company obtained a $95.0 million line of credit from Garden Capital, L.P. ("GCLP"), a partnership controlled by National Operating, L.P. ("NOLP"), the operating partnership of

National Realty, L.P. ("NRLP") collectively the Partnership. The Company received fundings of $18.9 million in November 1998, $31.1 million in December 1998, and an additional $26.7 million in the first quarter of 1999. The line of credit is secured by second liens on the Company's Waters Edge III, Edgewater Gardens, Chateau Bayou and Sunset Apartments, Rosedale Towers Office Building, Katy Road land and the stock of its wholly-owned subsidiaries, National Management Corp. ("NMC"), the general partner of NRLP and NOLP, and ART Holdings, Inc., which owns 3,349,535 NRLP units of limited partner interest. The loan bears interest at 12% per annum, requires monthly interest only payments and matures in November 2003. The Company accounted for its investment in the Partnership under the equity method until December 1998 when NMC was elected general partner of the Partnership. As of December 31, 1998, the accounts of the Partnership are consolidated with those of the Company. Such line of credit is eliminated in consolidation. See Note 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Equity Investments. During the fourth quarter of 1988, the Company began purchasing shares of three Real Estate Investment Trusts ("REITs") which have the same advisor as the Company, and units of limited partner interest in NRLP. It is anticipated that additional equity securities of NRLP and the REITs will be acquired in the future through open-market and negotiated transactions to the extent the Company's liquidity permits.

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

   The Company's cash flow from these investments is dependent on the ability of each of the entities to make distributions. In 1998, the Company received total distributions from the REITs of $1.8 million and $1.8 million from NRLP and an additional $6.7 million, which was accrued at December 31, 1997, was received in January 1998. The Company anticipates receiving distributions totaling $4.0 million from the REITs and $1.7 million from NRLP in 1999.

   In June 1996, the Company resumed quarterly dividend payments on the Company's Common Stock. The Company paid dividends totaling $2.3 million or $.20 per share in 1998.

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

Results of Operations

   1998 Compared to 1997. The Company reported a net loss of $22.8 million in 1998 as compared to a net loss of $2.4 million in 1997. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

   Sales and cost of sales were $28.9 million and $24.8 million in 1998 and $17.9 million and $14.5 million, respectively, in 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"). The Company had no sales or cost of sales prior to May 1997. The Company began to consolidate PWSI in

May 1997. PWSI experienced lower profit margins in 1998 due to higher labor and pizza ingredient costs, primarily cheese. Cheese prices have declined since January 1, 1999. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Net rental income (rents less property operating expenses) increased to $14.3 million in 1998 from $4.9 million in 1997. This increase was primarily attributable to a full year of operations of the five hotels and two shopping centers acquired in 1997 and to the 36 apartments acquired in 1998. The increase was partially offset by $1.3 million of costs related to the 16 land parcels purchased in 1998. Net rental income is expected to increase significantly in 1999 as result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Interest income decreased to $188,000 in 1998 from $2.8 million in 1997. The decrease was attributable to the sale of two notes receivable and the foreclosure of the collateral securing a third note receivable in 1997 and the foreclosure of the collateral securing a wraparound mortgage note receivable in 1998. Interest income is expected to increase significantly in 1999 as result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See "NOTE 2. SYNTEK ASSET MANAGEMENT, L.P."

   Other income decreased to a loss of $5.5 million from income of $135,000 in 1997. This decrease was due to recognizing a unrealized loss on marketable equity securities of $6.1 million in 1998 compared to an unrealized loss of $850,000 in 1997. Also contributing to the decrease was a decrease in dividend income and net gains on sales of marketable equity securities of $15,000 and $260,000, respectively.

   Interest expense increased to $51.6 million in 1998 from $30.2 million in 1997. Of this increase, $7.5 million was due to a full year of interest on the debt secured by the five hotels, two shopping centers and 25 parcels of land acquired in 1997 and an additional $10.4 million was due to debt secured by 36 apartments and 16 parcels of land acquired in 1998. Interest on margin debt also increased by $1.5 million and deferred borrowing costs by $3.5 million. Interest is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Advisory and mortgage servicing fees increased to $3.8 million in 1998 from $2.7 million in 1997. The increase was attributable to the increase in the Company's gross assets, the basis for such fee. Such fee will continue to increase as the Company's gross assets increase.

   General and administrative expenses, increased to $8.5 million in 1998 from $7.0 million in 1997. The increase was attributable to a $1.3 million increase in administrative expenses of PWSI whose operations were consolidated beginning in May 1997, and $500,000 due to a development subsidiary established in 1998. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC." General and administrative expenses are expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Depreciation and amortization increased to $7.0 million in 1998 from $3.3 million in 1997. The increase was due to a full year of depreciation on the five hotels and two shopping centers acquired in 1997 and 36 apartments acquired in 1998. Depreciation and amortization is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's results subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   In the third and fourth quarters of 1998, provisions for loss of $3.0 million and $916,000 respectively, were recorded to write down the Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write downs were necessitated by an increase in the acreage designated as flood plain. The Company recorded no such provision in 1997.

   In December 1998, upon the election of NMC, a wholly-owned subsidiary of the Company, as general partner of the Partnership, NMC assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Minority interest increased to $3.2 million in 1998 from $1.4 million in 1997. Minority interest is the preferred return paid on limited partner units of certain controlled limited partnerships. Minority interest in 1997 was attributable to the preferred returns paid on a limited partner units of Ocean Beach Partner, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P. In 1998 preferred returns paid on limited partner units for ART Florida Portfolio III and ART Palm, L.L.C. were also included.

   Equity in income of investees increased to $38.0 million in 1998 from $10.7 million in 1997. The increase in equity income was attributable to an increase totaling $55.2 million in gains on sale of real estate in Income Opportunity Realty Investors, Inc. ("IORI"), the Partnership and Transcontinental Realty Investors, Inc. ("TCI") offset in part by a decrease of $1.2 million in Continental Mortgage and Equity Trust ("CMET"). The Company's equity share of such gains was $33.3 million. This net increase was offset by decreased operating income totaling $7.5 million in IORI, the Partnership and CMET offset in part by an increase in operating income of $3.1 million in TCI. The Company's equity share of equity investees' net operating losses was $6.9 million. Equity in income of investees is expected to decrease significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2 "SYNTEK ASSET MANAGEMENT, L.P."

   Gains on sale of real estate decrease to $17.3 million in 1998 from $20.3 million in 1997. In 1998, the Company recognized gains of $663,000 on the sale of three tracts totaling 78.5 acres of its Valley Ranch land in Irving, Texas; $1.9 million on its Lewisville land in Lewisville, Texas; $714,000 on a 21.3 acre tract of its Parkfield land in Denver, Colorado; $848,000 on a 21.6 acre tract of its Chase Oaks land in Plano, Texas; $789,000 on a 150.0 acre tract of its Rasor land in Plano, Texas; $3.9 million on its Palm Desert land in Palm Desert, California; $869,000 on a 2.5 acre tract of its Las Colinas I land in Las Colinas, Texas; $898,000 on its Kamperman land in Collin County, Texas; $3.4 million on its final 10.5 acre tract of BP Las Colinas land in Las Colinas, Texas; $409,000 on a 1.1 acre tract of its Santa Clarita land in Santa Clarita, California; $2.6 million on a 20.8 acre tract of its Mason Goodrich land in Houston, Texas and the Company recognized a $179,000 previously deferred gain on a Sale of its Valley Ranch land in 1997. In 1997, the Company recognized gains of $5.9 million on the sale of a 49.7 acre tract of BP Las Colinas land in Las Colinas, Texas; $3.5 million on the sale of tracts totaling 116.8 acres of Valley Ranch land in Irving, Texas; $2.7 million on the sale of a 12.5 acre tract of Las Colinas I land in Las Colinas, Texas; $3.6 million on the sale of Pin Oak land in Houston, Texas; $216,000 on the sale of a 99.7 acre tract of Kamperman land in Collin County, Texas; $371,000 on the sale of a 32.0 acre tract of Parkfield land in Denver, Colorado; $211,000 on the sale of a 86.5 acre tract of Rasor land in Plano, Texas; $106,000 on the sale of Park Plaza Shopping Center in Manitowoc, Wisconsin; $480,000 on the sale of the Mopac Building in St. Louis, Missouri; and $172,000 on the sale of a mortgage note receivable. The Company also recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments. See NOTE 5. "REAL ESTATE."

   1997 Compared to 1996. The Company reported a net loss of $2.4 million in 1997 as compared to a net loss of $5.6 million in 1996. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

   Sales and cost of sales were $17.9 million and $14.5 million, respectively, in 1997. The Company had no sales or cost of sales prior to May 1997. These items of revenue and cost relate to PWSI, consolidated in May 1997. See NOTE
8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Net rental income (rents less property operating expenses) increased from $4.8 million in 1996 to $4.9 million in 1997. This increase was primarily attributable to increased rental rates at the Denver Merchandise Mart and increased room rates and occupancy at the Kansas City Holiday Inn.

   Interest income decreased from $4.7 million in 1996 to $2.8 million in 1997. This decrease was primarily attributable to the sale of two notes receivable and the collection of a third note receivable in 1997.

   Other income decreased from $1.6 million in 1996 to $134,000 in 1997. This decrease was due in part to recognizing a unrealized gain on marketable equity securities of $486,000 in 1996 compared to an unrealized loss of $850,000 in 1997. This decrease was also attributable in part to a decrease in dividend income and net gains on sales of marketable equity securities of $67,000 and $56,000, respectively.

   Interest expense increased from $16.5 million in 1996 to $30.2 million in 1997. Of this increase, $10.8 million was due to the debt secured by the Best Western Oceanside Hotel acquired in 1996 and the Williamsburg Hospitality House, Piccadilly Hotels, Pin Oak land, Scout land, Katy Road land, McKinney land, Lacy Longhorn land, Santa Clarita land, Chase Oaks land, Pioneer Crossing land, Pantex land, Keller land, Perkins land, Rasor land, Dowdy land, Palm Desert land and LBJ land acquired in 1997, $2.0 million due to additional borrowings and a full year of interest on the loan secured by NRLP units and $1.1 million due to refinancing the debt secured by the Kansas City Holiday Inn and Denver Merchandise Mart.

   Advisory and mortgage servicing fees increased from $1.5 million in 1996 to $2.7 million in 1997. The increase was attributable to the increase in the Company's gross assets, the basis for such fee.

   General and administrative expenses, increased from $2.7 million in 1996 to $7.0 million in 1997. The increase was attributable to a $1.1 million increase in legal fees and travel expenses in 1997 relating to potential acquisitions, financings and refinancings, a $1.1 million increase in advisor cost reimbursements and $2.1 million attributable to the general and administrative expenses of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Depreciation and amortization increased from $2.0 million in 1996 to $3.3 million in 1997 due to the acquisition of six properties and PWSI in 1997.

   Minority interest in 1997 is the preferred return paid on limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associates, L.P.

   Equity in income of investees increased from $2.0 million in 1996 to $10.7 million in 1997. The increase in equity income was primarily attributable to an increase of $32.1 million in gains on sale of real estate in IORI, NRLP and TCI offset by a decrease of $1.9 million in CMET. The Company's equity share of such gains was $13.5 million. The increase was also attributable to an improvement in income from property operations for the REITs and NRLP, from increased rental rates and operating expense control.

   Gains on the sale of real estate increased from $3.7 million in 1996 to $20.3 million in 1997. In 1996, the Company recognized a $2.0 million gain on the sale of a 32.3 acre tract of BP Las Colinas land in Las Colinas, Texas, and a $1.1 million gain on the sale of a 4.6 acre tract of Las Colinas I land also in Las Colinas, Texas. In 1997, the Company recognized gains of $5.9 million on the sale of a 49.7 acre tract of BP Las Colinas land in Las Colinas, Texas; $3.5 million on the sale of tracts totaling 116.8 acres of Valley Ranch land in Irving, Texas; $2.7 million on the sale of a 12.5 acre tract of Las Colinas I land in Las Colinas, Texas; $3.6 million on the sale of Pin Oak land in Houston, Texas; $216,000 on the sale of a 99.7 acre tract of Kamperman land in Collin County, Texas; $371,000 on the sale of a 32.0 acre tract of Parkfield land in Denver, Colorado; $211,000 on the sale of a 86.5 acre tract of Rasor land in Plano, Texas; $106,000 on the sale of Park Plaza Shopping Center in Manitowoc, Wisconsin; $480,000 on the sale of the Mopac Building in St. Louis, Missouri; and $172,000 on the sale of a mortgage note receivable. The Company also recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments. See NOTE 5. "REAL ESTATE."

   The Company reported $381,000 in extraordinary gains in 1996 compared to no extraordinary gains in 1997. The 1996 extraordinary gains were the Company's equity share of equity investees' extraordinary gains from the early payoff of debt and from an insurance settlement.

Environmental Matters

   Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

   Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Inflation

   The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Year 2000

   Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

   Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Company's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Company's commercial properties. With regard to the Company's apartments, Carmel, Ltd. has informed management that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant computer hardware and property management software.

   The Company has not incurred, nor does it expect to incur, any costs related to its computer hardware and accounting and property management software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

   Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications to such systems are insignificant and do not require significant expenditures to make the affected system year 2000 compliant, as enhanced operating systems are readily available.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   41

Consolidated Balance Sheets--December 31, 1998 and 1997..................   42

Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   43

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   44

Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   45

Notes to Consolidated Financial Statements...............................   47

Schedule III--Real Estate and Accumulated Depreciation...................   75

Schedule IV--Mortgage Loans on Real Estate...............................   84

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
American Realty Trust, Inc.

   We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

   Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 30, 1999

                          AMERICAN REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                       (dollars in thousands,
                                                          except per share)
                       Assets
Notes and interest receivable
 Performing ($594 in 1998 and $1,307 in 1997 from
  affiliate).........................................  $    47,823  $     9,300
 Nonperforming.......................................        6,807       18,624
                                                       -----------  -----------
                                                            54,630       27,924
Less--allowance for estimated losses.................      (2,577)       (2,398)
                                                       -----------  -----------
                                                            52,053       25,526
Real estate held for sale............................      282,301      178,938
Real estate held for investment net of accumulated
 depreciation ($208,396 in 1998 and $5,380 in 1997)..      452,606      123,515
Pizza parlor equipment, net of accumulated
 depreciation ($1,464 in 1998 and $905 in 1997)......        6,859        6,693
Marketable equity securities, at market value........        2,899        6,205
Cash and cash equivalents............................       11,523        5,347
Investments in equity investees......................       34,433       45,851
Intangibles, net of accumulated amortization ($1,298
 in 1998 and $704 in 1997)...........................       14,776       15,230
Other assets.........................................       61,155       26,494
                                                       -----------  -----------
                                                       $   918,605  $   433,799
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($12,600 in 1998 and
 $11,400 in 1997 to affiliates)......................  $   768,272  $   261,986
Margin borrowings....................................       35,773       53,376
Accounts payable and other liabilities ($8,900 in
 1998 and $22,900 in 1997 to affiliate)..............       38,321       34,442
                                                       -----------  -----------
                                                           842,366      349,804
Minority interest....................................       37,967       20,542
Commitments and contingencies
Stockholders' equity
Preferred Stock, $2.00 par value, authorized
 20,000,000 shares, issued and outstanding
  Series B, 4,000 shares in 1997.....................          --             8
  Series C, 16,681 shares in 1997....................          --            33
  Series F, 3,350,000 shares in 1998 and 2,000,000 in
   1997 (liquidation preference $33,500).............        6,100        4,000
  Series G, 1,000 shares in 1998 (liquidation
   preference $100)..................................            2          --
Common Stock, $.01 par value, authorized 100,000,000
 shares; issued 13,298,802 shares in 1998 and
 13,479,348 in 1997..................................          133          135
Paid-in capital......................................       83,945       84,943
Accumulated (deficit)................................      (51,880)     (25,638)
Treasury stock at cost, 2,737,216 shares in 1998 and
 2,767,427 shares in 1997............................          (28)         (28)
                                                       -----------  -----------
                                                            38,272       63,453
                                                       -----------  -----------
                                                       $   918,605  $   433,799
                                                       ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (dollars in thousands, except per share)
Income
 Sales............................  $      28,883  $      17,926  $         --
 Rents............................         63,491         29,075         20,658
 Interest ($39 in 1998, $230 in
  1997 and $539 in 1996 from
  affiliates).....................            188          2,835          4,724
 Other............................         (5,476)           135          1,597
                                    -------------  -------------  -------------
                                           87,086         49,971         26,979
Expenses
 Cost of sales....................         24,839         14,492            --
 Property operations ($1,752 in
  1998, $865 in 1997 and $892 in
  1996 to affiliates).............         49,193         24,195         15,874
 Interest ($1,082 in 1998, $433 in
  1997 and $418 in 1996 to
  affiliates).....................         51,624         30,231         16,450
 Advisory and servicing fees to
  affiliate.......................          3,845          2,657          1,539
 General and administrative
  ($1,832 in 1998, $1,809 in 1997
  and $691 in 1996 to affiliate)..          8,521          6,997          2,712
 Depreciation and amortization....          6,990          3,338          2,002
 Litigation settlement............         13,026            --             --
 Provision for loss on real
  estate..........................          3,916            --             --
 Minority interest................          3,157          1,445            --
                                    -------------  -------------  -------------
                                          165,111         83,355         38,577
                                    -------------  -------------  -------------
(Loss) from operations............        (78,025)       (33,384)       (11,598)
Equity in income of investees.....         37,966         10,660          2,004
Gain on sale of real estate.......         17,254         20,296          3,659
                                    -------------  -------------  -------------
(Loss) before income taxes........        (22,805)        (2,428)        (5,935)
Income tax expense................            --             --             --
                                    -------------  -------------  -------------
(Loss) before extraordinary gain..        (22,805)        (2,428)        (5,935)
Extraordinary gain................            --             --             381
                                    -------------  -------------  -------------
Net (loss)........................        (22,805)        (2,428)        (5,554)
Preferred dividend requirement....         (1,177)          (206)          (113)
                                    -------------  -------------  -------------
Net (loss) applicable to Common
 shares...........................  $     (23,982) $      (2,634) $      (5,667)
                                    =============  =============  =============
Earnings per share
(Loss) before extraordinary gain..  $       (2.24)         $(.22)         $(.46)
Extraordinary gain................            --             --             .03
                                    -------------  -------------  -------------
Net (loss) applicable to Common
 shares...........................  $       (2.24)         $(.22)         $(.43)
                                    =============  =============  =============
Weighted average Common shares
 used in computing earnings per
 share............................     10,695,388     11,710,013     12,765,082
                                    =============  =============  =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Series B  Series C  Series F  Series G
                          Preferred Preferred Preferred Preferred Common Treasury Paid-in  Accumulated Stockholders'
                            Stock     Stock     Stock     Stock   Stock   Stock   Capital   (Deficit)     Equity
                          --------- --------- --------- --------- ------ -------- -------  ----------- -------------
                                                  (dollars in thousands, except per share)
Balance, January 1,
 1996...................    $--       $--      $  --      $--      $117    $--    $66,661   $(13,720)    $ 53,058
Common Stock issued.....     --        --         --       --        18     --        (18)       --           --
Series B Preferred Stock
 issued.................       8       --         --       --       --      --        392        --           400
Series C Preferred Stock
 issued.................     --         30        --       --       --      --      1,469        --         1,499
Common Stock cash
 dividend
 ($.15 per share).......     --        --         --       --       --      --        --      (1,491)      (1,491)
Redemption of share
 purchase rights ($.01
 per right).............     --        --         --       --       --      --        --        (101)        (101)
Series B Preferred Stock
 cash dividend ($6.46
 per share).............     --        --         --       --       --      --        --         (25)         (25)
Series C Preferred Stock
 stock dividend ($5.74
 per share).............     --          2        --       --       --      --         85        (87)         --
Treasury stock, at
 cost...................     --        --         --       --       --       (6)        6        --           --
Net (loss)..............     --        --         --       --       --      --        --      (5,554)      (5,554)
                            ----      ----     ------     ----     ----    ----   -------   --------     --------
Balance, December 31,
 1996...................       8        32        --       --       135      (6)   68,595    (20,978)      47,786
Series F Preferred Stock
 issued.................     --        --       4,000      --       --      --     16,000        --        20,000
Common Stock cash
 dividend
 ($.20 per share).......     --        --         --       --       --      --        --      (2,026)      (2,026)
Series B Preferred Stock
 cash dividend ($10.00
 per share).............     --        --         --       --       --      --        --         (40)         (40)
Series C Preferred
 Stock, stock
 and cash dividend
 ($10.00 per share).....     --          1        --       --       --      --         81       (166)         (84)
Sale of Common Stock....     --        --         --       --       --      --        245        --           245
Treasury stock, at
 cost...................     --        --         --       --       --      (22)       22        --           --
Net (loss)..............     --        --         --       --       --      --        --      (2,428)      (2,428)
                            ----      ----     ------     ----     ----    ----   -------   --------     --------
Balance, December 31,
 1997...................       8        33      4,000      --       135     (28)   84,943    (25,638)      63,453
Repurchase of Common
 Stock issued...........     --        --         --       --        (2)    --       (267)       --          (269)
Series G Preferred Stock
 issued.................     --        --         --         2      --      --         98        --           100
Series F Preferred Stock
 issued.................     --        --       2,100      --       --      --        529        --         2,629
Common Stock cash
 dividend
 ($.20 per share).......     --        --         --       --       --      --        --      (2,261)      (2,261)
Series B Preferred Stock
 cash dividend ($2.50
 per share).............     --        --         --       --       --      --        --         (54)         (54)
Series C Preferred Stock
 cash dividend ($7.50
 per share).............     --        --         --       --       --      --        --        (148)        (148)
Series F Preferred Stock
 cash dividend ($.625
 per share).............     --        --         --       --       --      --        --        (966)        (966)
Series G Preferred Stock
 cash dividend ($7.50
 per share).............     --        --         --       --       --      --        --          (8)          (8)
Sale of Common Stock
 under dividend
 reinvestment plan......     --        --         --       --       --      --        224        --           224
Conversion of Series B
 Preferred Stock to
 Common Stock...........     (8)       --         --       --       --      --         53        --            45
Series C Preferred Stock
 redeemed...............     --        (33)       --       --       --      --     (1,635)       --        (1,668)
Net (loss)..............     --        --         --       --       --      --        --     (22,805)     (22,805)
                            ----      ----     ------     ----     ----    ----   -------   --------     --------
Balance, December 31,
 1998...................    $--       $--      $6,100     $  2     $133    $(28)  $83,945   $(51,880)    $ 38,272
                            ====      ====     ======     ====     ====    ====   =======   ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended December 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            ----------  -----------  ----------
                                                 (dollars in thousands)
Cash Flows From Operating Activities
 Pizza parlor sales collected.............  $   28,173  $    17,790  $      --
 Rents collected..........................      64,029       28,199      19,013
 Interest collected ($262 in 1997 and $385
  in 1996 from affiliates)................         188        2,592       4,304
 Distributions from equity investees'
  operating activities....................      10,274        5,689       9,054
 Interest paid............................     (34,139)     (19,092)     (9,601)
 Payments for property operations ($1,752
  in 1998, $865 in 1997 and $892 in 1996
  to affiliate)...........................     (42,551)     (22,821)    (15,034)
 Payments for pizza parlor operations.....     (25,765)     (12,580)        --
 Advisory fee paid to affiliate...........      (3,845)      (2,657)     (1,539)
 Distributions to minority interest
  holders.................................      (3,157)      (1,445)        --
 Purchase of marketable equity
  securities..............................      (7,670)     (15,147)    (22,613)
 Proceeds from sale of marketable equity
  securities..............................       5,502       10,588      23,557
 General and administrative expenses paid
  ($1,832 in 1998, $1,809 in 1997 and $691
  in 1996 to affiliate)...................      (8,489)      (6,982)     (3,095)
 Other....................................      (5,538)        (781)     (1,661)
                                            ----------  -----------  ----------
 Net cash provided by (used in) operating
  activities..............................     (22,988)     (16,647)      2,385
Cash Flows From Investing Activities
 Collections on notes receivable ($3,503
  in 1997 and $1,166 in 1996 from
  affiliates).............................       3,121        4,489       1,495
 Proceeds from sale of notes receivable...         599       16,985         --
 Notes receivable funded..................        (594)      (8,716)       (250)
 Proceeds from sale of real estate........      51,602       38,169       7,718
 Contributions from minority interest
  holders.................................         --         9,799         --
 Distributions from equity investees
  activities..............................      14,429          --          --
 Acquisitions of real estate..............    (106,884)    (123,074)    (41,636)
 Real estate improvements.................      (4,070)     (10,993)     (2,862)
 Pizza parlor equipment purchased.........        (166)      (2,695)        --
 Earnest money deposits...................        (577)      (6,221)        577
 Investment in real estate entities.......      (6,116)      (1,331)    (15,471)
                                            ----------  -----------  ----------
 Net cash (used in) investing
  activities..............................     (48,656)     (83,588)    (50,429)
Cash Flows From Financing Activities
 Proceeds from notes payable..............     237,895      161,103      86,490
 Margin borrowings (payments), net........     (21,908)       8,914       2,981
 Proceeds from issuance of Preferred
  Stock...................................         --           --          400
 Payments on notes payable................    (120,394)     (81,639)    (30,003)
 Deferred borrowing costs.................     (10,156)      (5,174)     (5,028)
 Net advances (payments) to/from
  affiliates..............................      (2,913)      23,274      (4,979)
 Redemption of Preferred Stock............      (1,668)         --          --
 Sale of Common Stock under dividend
  reinvestment plan.......................         224          --          --
 Dividends................................      (3,260)      (2,150)     (1,617)
                                            ----------  -----------  ----------
 Net cash provided by financing
  activities..............................      77,820      104,328      48,244
                                            ----------  -----------  ----------
Net increase in cash and cash
 equivalents..............................       6,176        4,093         200
Cash and cash equivalents, beginning of
 year.....................................       5,347        1,254       1,054
                                            ----------  -----------  ----------
Cash and cash equivalents, end of year      $   11,523  $     5,347  $    1,254
                                            ==========  ===========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                                            For The Years Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating
 activities
Net (loss)...............................  $   (22,805) $    (2,428) $   (5,554)
Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating
 activities
 Extraordinary gain......................          --           --         (381)
 Gain on sale of real estate.............      (17,254)     (20,296)     (3,659)
 Depreciation and amortization...........        6,990        3,338       2,002
 Amortization of deferred borrowing
  costs..................................        8,916        4,042       2,692
 Provision for loss......................        3,916          --          --
 Litigation settlement...................       13,076          --          --
 Equity in (income) of investees.........      (37,966)     (10,660)     (2,004)
 Distributions from equity investees'
  operating activities...................       10,274        5,689       9,054
 Increase (decrease) in marketable equity
  securities.............................       (3,306)      (4,559)        944
 (Increase) decrease in accrued interest
  receivable.............................       (2,269)          66        (117)
 (Increase) decrease in other assets.....       20,201        2,403      (2,817)
 Increase in accrued interest payable....        2,537        1,019       1,417
 Increase in accounts payable and other
  liabilities............................       (5,716)       4,978         733
 Other...................................          418         (239)         75
                                           -----------  -----------  ----------
   Net cash provided by (used in)
    operating activities.................  $   (22,988) $   (16,647) $    2,385
                                           ===========  ===========  ==========
Schedule of noncash investing and
 financing activities
 Notes payable from acquisition of real
  estate.................................  $    45,632  $    44,151  $    9,099
 Stock dividends on Series C Preferred
  Stock..................................          --            82          31
 Issuance of Series G Preferred Stock....          100          --          --
 Series F Preferred Stock issued for real
  estate.................................        2,100       20,000         --
 Dividend obligation on conversion of
  Series F Preferred Stock...............          134
 Current value of property obtained
  through foreclosure of note
  receivable.............................       20,985       20,226         --
 Note receivable cancelled on acquisition
  of property............................        1,300        2,737         --
 Issuance of partnership units...........       24,474          --          --
 Note payable assumed on property
  obtained through foreclosure...........          --        11,867         --
 Carrying value of real estate
  exchanged..............................          --         7,882         --
 Notes payable from acquisition of
  minority interest in subsidiary........          --         5,000         --
 Conversion of Series B Preferred Stock
  into Common Stock......................           45          --          --
Consolidation of National Realty, L.P.
 Carrying value of notes receivable......       52,168          --          --
 Carrying value of real estate...........      228,042          --          --
 Carrying value of investment in equity
  investee eliminated....................       41,182          --          --
 Carrying value of other assets..........       32,571          --          --
 Carrying value of minority interest.....       15,600          --          --
 Carrying value of the Company Common
  Stock eliminated.......................          269          --          --
 Carrying value of notes and interest
  payable................................      295,743          --          --
 Carrying value of accounts payable and
  other liabilities......................          751          --          --
Acquisition of IGI properties
 Carrying value of real estate...........       51,820          --          --
 Issuance of partnership units...........        6,568
 Carrying value of other assets..........       (1,122)
 Carrying value of notes payable and
  other liabilities......................       43,713
 Investment in partnerships..............        1,980
Acquisition of Pizza World Supreme, Inc.
 Carrying value of intangible............          --        15,641         --
 Carrying value of pizza parlor
  equipment..............................          --         3,998         --
 Carrying value of note receivable
  retired................................          --        13,387         --
 Carrying value of accounts payable and
  other liabilities......................          --         1,314         --

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

   Certain balances for 1996 and 1997 have been reclassified to conform to the 1998 presentation. Shares and per share data have been restated for a 2 for 1 forward Common Stock split effected February 17, 1997.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and company business. American Realty Trust, Inc. ("ART"), a Georgia corporation, is successor to a District of Columbia business trust, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

   Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all controlled subsidiaries and partnerships other than National Realty, L.P. ("NRLP") prior to December 31, 1998 and Pizza World Supreme, Inc. ("PWSI") prior to May 1997. The Company used the equity method to account for its investment in NRLP prior to December 31, 1998, and prior to May 1997 for its investment in PWSI. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P." and NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC." All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

   Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

   Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds management's estimate of fair value of the collateral securing such note.

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

                          AMERICAN REALTY TRUST, INC.

   Real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

   Investments in equity investees. Because the Company may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees, they are accounted for by the equity method. Under the equity method, the Company's initial investment, recorded at cost, is increased by its proportionate share of the investee's operating income and any additional investment and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

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

   Operating segments. Management has determined that the Company's reportable operating segments are those that are based on the Company's method of internal reporting, which disaggregates its operations by type of real estate.

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

   Loss per share. Loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Loss per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year, adjusted for a two for one forward Common Stock split effected February 17, 1997.

                          AMERICAN REALTY TRUST, INC.

NOTE 2. SYNTEK ASSET MANAGEMENT, L.P.

   The Company owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Until December 18, 1998, SAMLP was the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, (collectively the "Partnership"). Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of December 31, 1998, the Company owned approximately 55.0% of the outstanding limited partner units of NRLP.

   NRLP, SAMLP and Mr. Phillips were among the defendants in a class action lawsuit arising from the formation of NRLP. An agreement settling such lawsuit (the "Settlement Agreement") for the above named defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of an NRLP oversight committee and the establishment of specified annually increasing targets for five years relating to the price of NRLP's units of limited partner interest.

   The Settlement Agreement provided for the resignation and replacement of SAMLP as general partner if the unit price targets were not met for two consecutive anniversary dates. NRLP did not meet the unit price targets for the first and second anniversary dates. On July 8, 1992, SAMLP notified the NRLP oversight committee of the failure of NRLP to meet the unit price targets for two successive years and that it expected to resign as general partner of NRLP and NOLP.

   The Settlement Agreement provided that the withdrawal of SAMLP as general partner would require NRLP to purchase SAMLP's general partner interest (the "Redeemable General Partner Interest") at its then fair value, and to pay certain fees and other compensation as provided in the NRLP partnership agreement. Syntek Asset Management, Inc. ("SAMI"), the managing general partner of SAMLP, calculated the fair value of such Redeemable General Partner Interest to be $49.6 million at December 31, 1997, before reduction for the principal balance ($4.2 million at December 31, 1997) and accrued interest ($7.2 million at December 31, 1997) on the note receivable from SAMLP for its original capital contribution to the partnership.

   On July 15, 1998, NRLP, SAMLP and the NRLP oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provides for the nomination of an entity affiliated with SAMLP to be the successor general partner of NRLP, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. The Cash Distribution Agreement was submitted to the Court on July 23, 1998. On August 4, 1998, the Court entered an order granting preliminary approval of the Cash Distribution Agreement. On September 9, 1998, a notice was mailed to the plaintiff class members describing the Cash Distribution Agreement. On October 16, 1998, a hearing was held to consider any objections to the Cash Distribution Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring NRLP to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

   Pursuant to the order, $11.4 million was deposited by NRLP into an escrow account and then transferred to the control of an independent settlement administrator. The distribution of the cash shall be made to the plaintiff class members pro rata based upon the number of units originally issued to each plaintiff class member upon the formation of NRLP in 1987. The distribution of cash is under the control of the independent settlement administrator. On March 10, 1999, the Court entered an order providing for the initial distribution of the cash not later than March 31, 1999.

   The proposal to elect NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of the Company, as the successor general partner was submitted to the unitholders of NRLP for a vote at a special meeting of unitholders held on December 18, 1998. All units of NRLP owned by the Company and affiliates of SAMLP

                          AMERICAN REALTY TRUST, INC.

(approximately 61.5% of the outstanding units of NRLP as of the November 27, 1998 record date) were voted pro rata with the vote of the other limited partners. NMC was elected by a majority of the NRLP unitholders. The Settlement Agreement remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

   Under the Cash Distribution Agreement, SAMLP waived its right under the Settlement Agreement to receive any payment from NRLP for its Redeemable General Partner Interest and fees it was entitled to receive upon the election of a successor general partner. As of December 31, 1997, the Redeemable General Partner Interest was calculated to be $49.6 million. In addition, pursuant to the Cash Distribution Agreement, the NRLP partnership agreement was amended to provide that, upon voluntary resignation of the general partner, the resigning general partner shall not be entitled to the repurchase of its general partner interest under Paragraph 17.9 of the NRLP partnership agreement.

   Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its original capital contribution to NRLP. In addition, NMC assumed liability for the note which requires the repayment of the $11.4 million paid by NRLP under the Cash Distribution Agreement, plus the $808,000 in court ordered attorney's fees and $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by the Company, the parent of NMC. The liability assumed under the Cash Distribution Agreement was expensed as a "litigation settlement" in the accompanying Consolidated Statement of Operations.

   As of December 31, 1998, the Company discontinued accounting for its investment in the Partnership under the equity method upon the election of NMC as general partner of the Partnership and the settlement of the class action lawsuit. The Company began consolidation of the Partnership's accounts at that date and its operations subsequent to that date. The consolidation of the accounts of the Company with those of the Partnership (after intercompany eliminations) resulted in an increase in the Partnership's net real estate of $60.6 million. This amount was allocated to the individual real estate assets based on their relative individual fair market value.

   The Partnership's operating results for 1998 were as follows:

   Revenues........................................................... $113 834

   Property operating expenses........................................   75,699
   Interest...........................................................   26,722
   Depreciation.......................................................    9,691
   General and administrative expenses................................    6,820
                                                                       --------
                                                                        118,932
                                                                       --------

   Income (loss) from operations......................................   (5,098)
   Gain on sales of real estate.......................................   52,589
                                                                       --------

   Net income......................................................... $ 47,491
                                                                       ========

                          AMERICAN REALTY TRUST, INC.

NOTE 3. NOTES AND INTEREST RECEIVABLE

                                                1998               1997
                                          -----------------  -----------------
                                          Estimated          Estimated
                                            Fair     Book      Fair     Book
                                            Value    Value     Value    Value
                                          --------- -------  --------- -------
Notes Receivable
 Performing (including $594 in 1998 and
  $1,307 in 1997 from affiliates)........  $44,488  $45,310   $ 9,217  $ 9,340
 Nonperforming...........................    9,200    9,200    26,344   23,212
                                           -------  -------   -------  -------
                                           $53,688   54,510   $35,561   32,552
                                           =======            =======
 Interest receivable.....................             2,648                380
 Unamortized premiums/(discounts)........               (72)              (124)
 Deferred gains..........................            (2,456)            (4,884)
                                                    -------            -------
                                                    $54,630            $27,924
                                                    =======            =======

   The Company recognizes interest income on nonperforming notes receivable on a cash basis. For the years 1998, 1997 and 1996 unrecognized interest income on such nonperforming notes receivable totaled $716,000, $2.2 million and $1.6 million, respectively.

   Notes receivable at December 31, 1998, mature from 1999 to 2009 with interest rates ranging from 7.2% to 18.0% per annum and a weighted average rate of 11.9% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at maturity. Scheduled principal maturities of $37.0 million are due in 1999 of which $3.2 million is due on nonperforming notes receivable.

   In December 1997, the Company sold its Pin Oak land, a 567.6 acre parcel of unimproved land in Houston, Texas, for $11.4 million, receiving net cash of $3.5 million and providing $6.9 million in short-term purchase money financing. The purchase money financing was collected in full in January 1998, the Company receiving net cash of $1.5 million after paying off $5.2 million in underlying mortgage debt and the payment of various closing costs.

   In December 1997, the Company sold a 25.1 acre tract of its Valley Ranch land parcel, for $3.3 million, receiving net cash of $2.2 million and providing $891,000 of short-term purchase money financing. The Company received a $624,000 paydown on the purchase money financing in January 1998 with the remaining $267,000 being received in February 1998.

   In June 1992, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada for, among other consideration, a $22.0 million wraparound mortgage note. The Company recorded a deferred gain of $4.6 million on the sale resulting from a disputed third lien mortgage being subordinated to the Company's wraparound mortgage note. In March 1997, the wraparound note was modified and extended in exchange for the borrower's commitment to invest $2.0 million in improvements to the hotel and casino within four months of March 1997, and an additional $2.0 million prior to December 1997. The borrower stopped making the payments required by the note in April 1997, and did not make the required improvements. In December 1997, the borrower filed for bankruptcy protection. In February 1998, a hearing was held to allow foreclosure of the hotel and casino. At the hearing, the bankruptcy court allowed the borrower 90 days to submit a reorganization plan and beginning March 2, 1998 required the borrower to make monthly payments of $175,000. The Company received only the first such payment. The wraparound mortgage note had a principal balance of $22.7 million at March 31, 1998. In April 1998, the bankruptcy court allowed the foreclosure of the hotel and casino. No loss was incurred on foreclosure as the fair market value of the property exceeded the carrying value of the mortgage note. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

                          AMERICAN REALTY TRUST, INC.

   As of December 31, 1998, the Company sold to Basic Capital Management, Inc. ("BCM"), the Company's advisor, three matured mortgage notes at their carrying value of $628,000. No gain or loss was recognized on the sale. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   The borrower on a $1.7 million mortgage note receivable secured by land in Osceola, Florida failed to pay the note on its November 1, 1993 maturity. The Company instituted foreclosure proceedings and was awarded summary judgment in January 1994. In April 1995, the borrower filed for bankruptcy protection. In August 1996, the bankruptcy court's stay was lifted allowing foreclosure to proceed. In February 1997, the Company sold its mortgage note receivable for $1.8 million in cash. A gain of $171,000 was recognized on the sale.

   In September 1997, the Company sold its $16.3 million wraparound mortgage note receivable secured by the Las Vegas Plaza Shopping Center in Las Vegas, Nevada, for $15.0 million. The Company received net cash of $5.5 million after paying off $9.2 million in underlying debt. No loss was incurred on the sale in excess of the reserve previously established.

   In September 1997, the Company foreclosed on its $8.9 million junior mortgage note receivable secured by the Williamsburg Hospitality House in Williamsburg, Virginia. The Company obtained the property through foreclosure subject to the first mortgage of $12.0 million. No loss was incurred on foreclosure as the fair value of the property exceeded the carrying value of the Company's mortgage note receivable and assumed mortgage debt. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses on notes and interest receivable was as follows:

                                                        1998    1997     1996
                                                       ------  -------  -------
Balance January 1,.................................... $2,398  $ 3,926  $ 7,254
 Partnership allowance................................  1,910      --       --
 Amounts charged off..................................    --    (1,528)     --
 Writedown of property................................ (1,731)     --    (3,328)
                                                       ------  -------  -------
Balance December 31,.................................. $2,577  $ 2,398  $ 3,926
                                                       ======  =======  =======

NOTE 5. REAL ESTATE

   In January 1998, in separate transactions, the Company purchased (1) El Dorado Parkway land, a 8.5 acre parcel of unimproved land in Collin County, Texas, for $952,000, consisting of $307,000 in cash, assumption of the existing mortgage of $164,000 which bears interest at 10% per annum, requires semi-annual payments of principal and interest of $18,000 and matures in May 2005 and seller financing of the remaining $481,000 of the purchase price which bears interest at 8% per annum, requires semi-annual payments of principal and interest of $67,000 and matures in January 2000; (2) Valley Ranch IV land, a 12.3 acre parcel of unimproved land in Irving, Texas, for $2.0 million, consisting of $500,000 in cash and seller financing of the remaining $1.5 million of the purchase price which bears interest at 10% per annum, requires quarterly payments of interest only and matures in December 2000; and, (3) JHL Connell land, a 7.7 acre parcel of unimproved land in Carrollton, Texas, for $1.3 million in cash.

   In February 1998, in separate transactions, the Company purchased (1) Scoggins land, a 314.5 acre parcel of unimproved land in Tarrant County, Texas, for $3.0 million, consisting of $1.5 million in cash and mortgage financing of $1.5 million which bore interest at 14% per annum, required quarterly payments of interest only and matured in February 1999; and, (2) Bonneau land, a 8.4 acre parcel of unimproved land in Dallas County, Texas, for $1.0 million in mortgage financing which bore interest at 18.5% per annum with principal and interest due at maturity in February 1999. The Scoggins land was refinanced in May 1998 and the Bonneau land was refinanced in March 1999.

                          AMERICAN REALTY TRUST, INC.

   In November 1994, the Company and an affiliate of BCM, sold five apartments with a total of 880 units to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest and two mortgage notes receivable, secured by one of the properties. The Company had the option to reacquire the properties at any time after September 1997 for their original sales prices. Accordingly, a deferred gain of $5.6 million was offset against the Company's investment in the partnership. In February 1998, three of the properties, one of which secured the two notes receivable, were reacquired, for $7.7 million. The Company paid $4.0 million in cash and assumed the existing mortgages of $3.7 million. Simultaneously, the Company refinanced the three properties for a total of $7.8 million, receiving net cash of $3.9 million after paying off $3.7 million in mortgage debt and the payment of various costs. The new mortgage bears interest at 9.5% per annum, require monthly principal and interest payments totaling $66,000 and mature in February 2008. In June 1998, the remaining two properties were reacquired for $8.6 million. The Company paid $2.1 million in cash and assumed the existing mortgages totaling $6.5 million. The mortgages bear interest at 8.73% per annum, require monthly principal and interest payments totaling $49,000 and mature in January 2019.

   In March 1998, the Company purchased Desert Wells land, a 420 acre parcel of unimproved land in Palm Desert, California, for $12.0 million. The Company paid $400,000 in cash, obtained mortgage financing of $10.0 million and obtained seller financing of the remaining $1.6 million of the purchase price. The mortgage bore interest at the prime rate plus 4.5%, currently 12.25% per annum, required monthly payments of interest only and matured in March 1999. The lender has agreed to an extension of its matured mortgage to March 2000. All other terms would remain unchanged. The seller financing bore interest at 10% per annum, required monthly payments of interest only and matured in July 1998. The debt was paid in full at maturity.

   In April 1998, the Company purchased Yorktown land, a 325.8 acre parcel of unimproved land in Harris County, Texas, for $7.4 million. The Company paid $3.0 million in cash and obtained seller financing of the remaining $4.4 million of the purchase price. The seller financing bore interest at 8.5% per annum, required monthly interest only payments and matured in February 1999. The Company has received a written commitment from a lender to refinance the matured mortgage in the approximate amount of $5.0 million. The new mortgage is scheduled to close on or about April 15, 1999.

   Also in April 1998, the Company sold a 77.7 acre tract of its Lewisville land parcel for $6.8 million, receiving net cash of $153,000 after paying off first and second lien mortgages totaling $5.9 million and the payment of various closing costs. A gain of $1.9 million was recognized on the sale.

   In May 1998, but effective April 1, 1998, the Company purchased, in a single transaction, twenty-nine apartments with a total of 2,441 units (collectively the "IGI properties") in Florida and Georgia for $56.1 million. The properties were acquired through three newly-formed controlled limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring partnerships, which have the Company as the Class B Limited Partner and a wholly-owned subsidiary of the Company as the Managing General Partner. The Class A limited partners were entitled to a preferred return of $.08 per unit in 1998 and are entitled to an annual preferred return of $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter. The Class A units are exchangeable after April 1, 1999 into shares of Series F Preferred Stock on the basis of ten Class A units for each preferred share. The assumed mortgages bear interest at rates ranging from 7.86% and 11.22% per annum, require monthly principal and interest payments totaling $384,000 and mature between June 1, 2000 and September 2017. See NOTE
13. "PREFERRED STOCK."

   Also in May 1998, the Company purchased the FRWM Cummings land, a 6.4 acre parcel of unimproved land in Farmers Branch, Texas, for $1.2 million in cash.

   Further in May 1998, in separate transactions, the Company sold (1) a 21.3 acre tract of the Parkfield land parcel, for $1.3 million, receiving no net cash after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various costs and, (2) a 15.4 acre tract of the Valley Ranch land parcel, for $1.2

                          AMERICAN REALTY TRUST, INC.

million, receiving no net cash after paying down by $1.1 million the mortgage secured by such land parcel and the payment of various closing costs. A gain of $670,000 was recognized on the Parkfield sale and a gain of $663,000 was recognized on the Valley Ranch sale.

   In June 1998, in separate transactions, the Company sold (1) a 21.6 acre tract of the Chase Oaks land parcel, for $3.3 million, receiving net cash of $418,000 after paying down by $2.0 million the mortgage secured by such land parcel and the payment of various closing costs; (2) a 150.0 acre tract of the Rasor land parcel, for $6.8 million, receiving net cash of $1.4 million after paying down by $5.3 million the mortgage secured by such land parcel and the payment of various closing costs; and, (3) the entire 315.2 acre Palm Desert land parcel, for $17.2 million, receiving net cash of $8.6 million after paying off $7.2 million in mortgage debt and the payment of various closing costs. A gain of $848,000 was recognized on the Chase Oaks sale, a gain of $789,000 was recognized on the Rasor sale and a gain of $3.9 million was recognized on the Palm Desert sale.

   In July 1998, in separate transactions, the Company purchased (1) the Thompson II land, a 3.5 acre parcel of unimproved land in Dallas County, Texas, for $471,000 in cash; and (2) the Walker land, a 132.6 acre parcel of unimproved land in Dallas County, Texas, for $12.6 million in cash.

   Also in July 1998, the Company purchased the Katrina land, a 454.8 acre parcel of undeveloped land in Palm Desert, California, for $38.2 million. The purchase was made by a newly formed controlled partnership of which a wholly-owned subsidiary of the Company is the general partner and Class B limited partner. The partnership issued $23.2 million Class A limited partnership units and obtained mortgage financing of $15.0 million. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The Class A limited partners were entitled to an annual preferred return of $.07 per unit in 1998, and are entitled to an annual preferred return of $.08 per unit in 1999, $.09 per unit in 2000 and $.10 per unit in 2001 and thereafter. The Class A units may be converted into a total of 231,750 shares of Series H Cumulative Convertible Preferred Stock after July 13, 1999, on the basis of 100 Class A units for each preferred share. See
NOTE 13. "PREFERRED STOCK."

   In July 1998, the Company sold a 2.5 acre tract of its Las Colinas I land parcel, for $1.6 million, receiving net cash of $605,000 after paying down by $750,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. A gain of $869,000 was recognized on the sale.

   In September 1998, a newly formed controlled limited partnership, in which the Company has a combined 95% general and limited partner interest, purchased Messick land, a 72.0 acre parcel of unimproved land in Palm Springs, California, for $3.5 million, paying $1.0 million in cash and obtaining seller financing of the remaining $2.5 million of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly payments of interest only, principal payments of $300,000 in July 1999 and July 2000, and matures in August 2001.

   Also in September 1998, in separate transactions, the Company sold (1) a
60.0 acre tract of the Parkfield land parcel, for $1.5 million, receiving no net cash after paying down by $1.4 million the mortgage secured by such land parcel and the payment of various closing costs; (2) the remaining 10.5 acres of the BP Las Colinas land parcel for $4.7 million, receiving net cash of $1.8 million after paying off the $2.7 million mortgage secured by such land parcel and the payment of various closing costs; (3) the entire 30.0 acre Kamperman land parcel for $2.4 million, receiving net cash of $584,000 after paying down by $1.6 million the Las Colinas I term loan secured by such parcel and the payment of various closing costs; and (4) a 1.1 acre tract of the Santa Clarita land parcel for $543,000, receiving net cash of $146,000 after paying down by $350,000 the Las Colinas I term loan secured by such land parcel and the payment of various closing costs. A gain of $44,000 was recognized on the Parkfield sale, a gain of $3.4 million was recognized on the BP Las Colinas sale, a gain of $969,000 was recognized on the Kamperman sale and a gain of $409,000 was recognized on the Santa Clarita sale.

                          AMERICAN REALTY TRUST, INC.

   Further in September 1998, in separate transactions, the Company purchased
(1) the HSM land, a 6.2 acre parcel of unimproved land in Farmers Branch, Texas, for $2.2 million in cash; (2) the Vista Ridge land, a 160.0 acre parcel of unimproved land in Lewisville, Texas, for $15.6 million, consisting of $3.1 million in cash and mortgage financing of $12.5 million which bears interest at 15.5% per annum, requires monthly interest only payments at a rate of 12.5% per annum, with the deferred interest and principal due at maturity in July 1999; and (3) the Marine Creek land, a 54.2 acre parcel of unimproved land in Fort Worth, Texas, for $2.2 million in cash.

   In October 1998, in separate transactions, the Company purchased (1) Vista Business Park land, a 41.8 acre parcel of unimproved land in Travis County, Texas, for $3.0 million, consisting of $730,000 in cash and mortgage financing of $2.3 million which bears interest at 8.9% per annum, requires monthly payments of interest only and matures in September 2000; (2) Mendoza land, a
 .35 acre parcel of unimproved land in Dallas, Texas, for $180,000, consisting of $27,000 in cash and seller financing of the remaining $153,000 of the purchase price which bears interest at 10% per annum, requires quarterly payments of interest only and matures in October 2001; (3) Croslin land, a .8 acre parcel of unimproved land in Dallas, Texas, for $306,000, consisting of $46,000 in cash and seller financing of the remaining $260,000 of the purchase price which bears interest at 10% per annum, requires quarterly payments of interest only and matures in October 2001; and (4) Stone Meadows land, a 13.5 acre parcel of unimproved land in Houston, Texas, for $1.6 million, consisting of $491,000 in cash and seller financing of the remaining $1.1 million of the purchase price, which bears interest at 10% per annum, requires quarterly principal and interest payments of $100,000 and matures in October 1999.

   In November 1998, the Company purchased Mason/Goodrich land, a 265.5 acre parcel of unimproved land in Houston, Texas, for $10.9 million, consisting of $3.7 million in cash and mortgage financing of $7.2 million. The mortgage bore interest at 8.9% per annum, required monthly interest only payments and matured in February 1999. The lender has agreed to extend its matured mortgage to September 1999, for a $500,000 principal paydown. All other terms would remain unchanged.

   In November 1998, the Company purchased two apartments with a total of 423 units in Indianapolis, Indiana for $7.2 million. The properties were acquired through a newly-formed controlled partnership. The partnership paid a total of $14,000 in cash, assumed $5.9 million in mortgage debt and issued $1.3 million in Class A limited partner units in the acquiring partnership, in which the Company is the Class B limited partner and a wholly-owned subsidiary of the Company is the Managing General Partner. The Class A limited partners are entitled to a preferred return of $.07 per annum per unit. The Class A units are exchangeable after November 18, 1999, into shares of Series F Cumulative Convertible Preferred Stock on the basis of ten units for each preferred share. The assumed mortgages bear interest at 9.95% per annum and 10.75% per annum, one requires monthly payments of interest and principal of $25,000 and matures October 2012 and the other requires monthly interest only payments and matures in June 1999.

   In December 1998, in separate transactions, the Company purchased (1) Plano Parkway land, a 81.2 acre parcel of unimproved land in Plano, Texas, for $11.0 million, consisting of $2.2 million in cash and seller financing of the remaining $8.9 million of the purchase price, which bore interest at 10% per annum and required the payment of principal and interest at maturity in January 1999; and, (2) Van Cattle land, a 126.6 acre parcel of unimproved land in McKinney, Texas, for $2.0 million, consisting of $500,000 in cash and seller financing of the remaining $1.5 million of the purchase price, which bears interest at 10% per annum, requires interest only payments and matures in December 2000.

   Also in December 1998, the Company sold two tracts totaling 63.1 acres of the Valley Ranch land parcel for a total of $4.2 million, receiving net cash of $135,000 after paying down by $3.0 million the mortgage secured by such land parcel and the payment of various closing costs. No gain or loss was recognized on the sales.

   At December 31, 1997, the Company had under construction One Hickory Center, a 102,615 sq. ft office building in Farmers Branch, Texas. Construction was completed in December 1998, at cost of $7.8 million.

                          AMERICAN REALTY TRUST, INC.

   In the third and fourth quarters of 1998, provisions for loss of $3.0 million and $916,000, respectively, were recorded to write down the Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write down was necessitated by an increase in the acreage designated as flood plain.

   In September 1997, the Company purchased the Collection, a 267,812 sq. ft. retail and commercial center in Denver, Colorado, for $19.5 million. The Company paid $791,000 in cash, assumed existing mortgages totaling $14.7 million and issued 400,000 shares of Series F Cumulative Convertible Preferred Stock. See NOTE 13. "PREFERRED STOCK." A first mortgage in the amount of $14.2 million bears interest at 8.64% per annum, requires monthly principal and interest payments of $116,000 and matures in May 2017. A second lien mortgage in the amount of $580,000 bears interest at 7% per annum until April 2001, 7.5% per annum from May 2001 to April 2006, and 8% per annum from May 2006 to May 2010, requires monthly principal and interest payments of $3,000 and matures in May 2010.

   In October 1997, the Company contributed its Pioneer Crossing land in Austin, Texas, to a limited partnership in exchange for $3.4 million in cash, a 1% managing general partner interest in the partnership, all of the Class B limited partner units in the partnership and the partnership's assumption of the $16.1 million mortgage debt secured by the property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A limited partner units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 360,000 shares of Series F Cumulative Convertible Preferred Stock at any time prior to the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See NOTE 13. "PREFERRED STOCK."

   Also in October 1997, the Company contributed its Denver Merchandise Mart in Denver, Colorado, to a limited partnership in exchange for $6.0 million in cash, a 1% managing general partner interest in the partnership, all of the Class B limited partner units in the partnership and the partnership's assumption of the $23.0 million in mortgage debt secured by the property. The existing general and limited partners converted their general and limited partner interests into Class A limited partner units in the partnership. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be converted into a total of 529,000 shares of Series F Cumulative Convertible Preferred Stock at any time prior to the sixth anniversary of the closing, on the basis of one share of Series F Preferred Stock for each ten Class A units. See NOTE 13. "PREFERRED STOCK."

   Further in October 1997, the Company purchased the Piccadilly Inns, four hotels in Fresno, California, with a total of 697 rooms, for $33.0 million. The Company issued 1.6 million shares of its Series F Cumulative Convertible Preferred Stock for $16.0 million of the purchase price and obtained mortgage financing of $19.8 million. See NOTE 13. "PREFERRED STOCK." The Company received net financing proceeds of $2.2 million after the payment of various closing costs. The mortgage bears interest at 8.40% per annum, requires monthly principal and interest payments of $158,000 and matures in November 2012.

   In October 1997, a newly formed controlled partnership, of which the Company is the general partner and Class B limited partner, purchased Vineyards land, a 15.8 acre parcel of unimproved land in Tarrant County, Texas, for $4.5 million. The partnership paid $800,000 in cash, assumed the existing mortgage of $2.5 million and issued the seller $1.1 million of Class A limited partner units in the partnership as additional consideration. The Class A units have an agreed value of $1.00 per unit and are entitled to a fixed preferred return of 10% per annum, paid quarterly. The Class A units may be exchanged for either shares of the Company's Series G Preferred Stock on or after the second anniversary of the closing at the rate of one share of Series G Preferred Stock for each 100 Class A units exchanged, or on or after the third anniversary of the closing, the Class A units may be exchanged for shares of the Company's Common Stock. The assumed mortgage bore interest at 12.95% per annum required quarterly payments of interest only and matured in June 1998. See NOTE 13. "PREFERRED STOCK."

                          AMERICAN REALTY TRUST, INC.

   Also in October 1997, the Company sold a 11.6 acre tract of its Valley Ranch land parcel for $1.2 million. The net cash proceeds of $990,000, after the payment of various closing costs, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land parcel. The certificate of deposit was released to the lender in December 1997, in conjunction with the payoff of the loan. A gain of $629,000 was recognized on the sale.

   In November 1997, the Company sold two tracts of its Valley Ranch land, totaling 8 acres, for $577,000. The net cash proceeds of $451,000, after the payment of various closing costs, were deposited in a certificate of deposit for the benefit of the lender, in accordance with the term loan secured by such land parcel. The certificate of deposit was released to the lender in December 1997 in conjunction with the payoff of the loan. A gain of $216,000 was recognized on the sale.

   Also in December 1997, the Company exchanged a 43.0 acre tract of its Valley Ranch land parcel for Preston Square, a 35,508 sq. ft. shopping center in Dallas, Texas. In accordance with the provisions of the term loan securing the Valley Ranch land parcel, the Company paid $2.8 million to the lender in exchange for the lender's release of its collateral interest in such land. Simultaneously, the Company obtained new mortgage financing of $2.5 million secured by the shopping center. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in December 1999. The Company recognized no gain or loss on the exchange.

   Also in 1997, the Company purchased 25 parcels of unimproved land; Scout, 546 acres in Tarrant County, Texas; Katy Road, 130.6 acres in Harris County, Texas; McKinney Corners I, 30.4 acres in Collin County, Texas; McKinney Corners II, 173.9 acres in Collin County, Texas; McKinney Corners III, 15.5 acres in Collin County, Texas; Lacy Longhorn, 17.1 acres in Farmers Branch, Texas; Chase Oaks, 60.5 acres in Plano, Texas; Pioneer Crossing, 1,448 acres in Austin, Texas; Kamperman, 129.6 acres in Collin County, Texas; Keller,
811.8 acres in Tarrant County, Texas; McKinney Corners IV, 31.3 acres in Collin County, Texas; Pantex, 182.5 acres in Collin County, Texas; Dowdy/McKinney V, 174.7 acres in Collin County, Texas; Perkins, 645.4 acres in Collin County, Texas; LBJ, 10.4 acres in Dallas County, Texas; Palm Desert,
315.2 acres in Palm Desert, California; Thompson, 4 acres in Dallas County, Texas; Santa Clarita, 20.6 acres in Santa Clarita, California; Tomlin, 9.2 acres in Dallas County, Texas; Rasor, 378.2 acres in Plano, Texas; Dalho, 3.4 acres in Farmers Branch, Texas; Hollywood Casino, 51.7 acres in Farmers Branch, Texas; Valley Ranch III, 12.5 acres in Irving, Texas; and, Stagliano,
3.2 acres in Farmers Branch, Texas. The Company paid a total of $44.4 million in cash and either obtained mortgage financing or assumed existing mortgage debt for the remaining $77.2 million of the purchase prices. In conjunction with the Rasor purchase, the Company transferred its Perkins land to the seller as part of the purchase price.

   In September 1997, the Company sold the Mopac Building, a 400,000 sq. ft. office building, in St. Louis, Missouri, for $1.0 million, receiving net cash of $1.0 million after the payment of various closing costs. In accordance with the provisions of the Las Colinas I term loan, the Company applied $350,000 of the net cash received to paydown the term loan in exchange for the lender's release of its collateral interest in the property. A gain of $481,000 was recognized on the sale.

   In December 1997, the Company sold Park Plaza, a 105,507 sq. ft. shopping center in Manitowoc, Wisconsin, for $4.9 million, receiving net cash of $1.6 million, after paying off $3.1 million in mortgage debt and the payment of various closing costs. A gain of $105,000 was recognized on the sale.

   Also in 1997, the Company sold all or portions of six land parcels; 12.6 acres of Las Colinas I in Irving, Texas; 40.2 acres of BP Las Colinas in Las Colinas, Texas; 73.8 acres of Valley Ranch in Irving, Texas; 86.5 acres of Rasor in Plano, Texas; 32.0 acres of Parkfield in Denver, Colorado; and 567.6 acres of Pin Oak in Houston, Texas. The Company received $14.2 million in net cash after paying off $15.7 million in mortgage debt and the payment of various closing costs. Gains totaling $16.5 million were recognized on the sales.

   In 1991, the Company purchased all of the capital stock of a corporation which owned 198 developed residential lots in Fort Worth, Texas. Through December 31, 1998, 197 of the residential lots had been sold.

                          AMERICAN REALTY TRUST, INC.

NOTE 6. INVESTMENTS IN EQUITY INVESTEES

   The Company's investment in equity investees at December 31, 1998, included
(1) equity securities of three publicly traded real estate investment trusts, Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") (collectively the "REITs"); and (2) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to the REITs, and performs certain administrative and management functions for NRLP and NOLP on behalf of NMC. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   The Company accounts for its investment in the REITs, the joint venture partnerships and accounted for its investment in NRLP and NOLP prior to December 31, 1998, using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Investments in equity investees." As of December 31, 1998, the accounts of NRLP and NOLP are consolidated with those of the Company. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Substantially all of the Company's equity securities of the REITs and NRLP are pledged as collateral for borrowings. See NOTE 10. "MARGIN BORROWINGS."

   The Company's investment in equity investees accounted for using the equity method, at December 31, 1998 was as follows:

                            Percentage         Carrying         Equivalent
                         of the Company's      Value of          Investee        Market Value
                           Ownership at      Investment at     Book Value at   of Investment at
Investee                 December 31, 1998 December 31, 1998 December 31, 1998 December 31, 1998
--------                 ----------------- ----------------- ----------------- -----------------
CMET....................       40.9%            $15,550           $35,727           $25,052
IORI....................       30.0               3,132             7,068             3,034
TCI.....................       31.0              10,291            28,251            15,398
                                                -------                             -------
                                                 28,973                             $43,484
                                                                                    =======
Other...................                          5,460
                                                -------
                                                $34,433
                                                =======

   The Company's investment in equity investees accounted for using the equity method, at December 31, 1997 was as follows:

                             Percentage         Carrying         Equivalent
                          of the Company's      Value of          Investee        Market Value
                            Ownership at      Investment at     Book Value at   of Investment at
Investee                  December 31, 1997 December 31, 1997 December 31, 1997 December 31, 1997
--------                  ----------------- ----------------- ----------------- -----------------
NRLP....................        54.4%            $11,479           $     *          $ 83,018
CMET....................        40.6              14,939           35,745             25,733
IORI....................        29.7               3,511            7,439              5,176
TCI.....................        30.6               8,378           26,652             20,664
                                                 -------                            --------
                                                  38,307                            $134,591
                                                                                    ========
General partner interest
 in NRLP and NOLP.......                           6,230
Other...................                           1,314
                                                 -------
                                                 $45,851
                                                 =======

--------
* At December 31, 1997, NRLP reported a deficit partners' capital. The Company's share of NRLP's revaluation equity, however, was $198.9 million. Revaluation equity is defined as the difference between the estimated current value of the partnership's real estate, adjusted to reflect the partnership's estimate of disposition costs, and the amount of the mortgage notes payable and accrued interest encumbering such property as reported in NRLP's Annual Report on Form 10-K for the year ended December 31, 1997.

                          AMERICAN REALTY TRUST, INC.

   The Company's management continues to believe that the market value of each of the REITs and NRLP undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1998, as its liquidity has permitted.

   In April 1996, the Company purchased a 28% general partner interest in Campbell Center Associates, Ltd. ("Campbell Associates"), which in turn had a 56.25% interest in Campbell Centre Joint Venture, which owned a 413,175 sq. ft. office building in Dallas, Texas, for $550,000 in cash and a $500,000 note. In January 1997, the Company exercised its option to purchase an additional 28% general partner interest in Campbell Associates, for $300,000 in cash and a $750,000 note. In July 1997, the Company purchased an additional 9% general partner interest in Campbell Associates, for $868,000 in cash. In March 1998, Consolidated Equity Properties, Inc., a wholly-owned subsidiary of the Company, acquired a 30% limited partner interest in Campbell Associates for $500,000 in cash. In June 1998, the Company purchased the remaining 5% general partner interest in Campbell Associates for $1.1 million in cash. In June 1998, Campbell Centre Joint Venture sold the office building for $32.2 million in cash. Campbell Associates, as a partner, received net cash of $13.2 million from the sales proceeds and escrowed an additional $190,000 for pending parking lot issues. Campbell Associates recognized a gain of $8.2 million on the sale.

   In June 1996, a newly formed limited partnership, of which the Company is a 1% general partner, purchased 580 acres of unimproved land in Collin County, Texas, for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership with the remaining $5.6 million being contributed by the limited partner. The partnership agreement provided that the limited partner receive a 12% preferred cumulative return on his investment before any sharing of partnership profits occurs. In April 1997, the partnership sold a 35.0 acre tract for $1.3 million. Net cash of $1.2 million was distributed to the limited partner. The partnership recognized a gain of $884,000 on the sale. In July 1997, the partnership sold a 24.6 acre tract for $800,000. Net cash of $545,000 was distributed to the limited partner. The partnership recognized a gain of $497,000 on the sale. In September 1997, the partnership sold a 77.2 acre tract for $1.5 million. No net cash was received. The partnership recognized a gain of $704,000 on the sale. In October 1997, the partnership sold a 96.5 acre tract for $1.7 million. Net cash of $1.1 million was distributed to the limited partner in accordance with the partnership agreement. The partnership recognized a gain of $691,000 on the sale. In December 1997, the partnership sold a 94.4 acre tract for $2.5 million. Of the net cash $1.8 million was distributed to the limited partner and $572,000 was distributed to the Company as general partner in accordance with the partnership agreement. The partnership recognized a gain of $1.4 million on the sale. In January 1998, the partnership sold a 155.4 acre tract for $2.9 million, receiving $721,000 in cash and providing financing of an additional $2.2 million. Of the net cash, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner. The seller financing was collected at maturity, in July 1998, with the net cash distributed $1.1 million to the limited partner and $1.1 million to the Company as general partner. The partnership recognized a gain of $1.2 million on the sale. In September 1998, the partnership sold the remaining 96.59 acres for $1.3 million. Of the net cash $587,000 was distributed to the limited partner and $587,000 was distributed to the Company as general partner. The partnership recognized a gain of $128,000 on the sale.

   In September 1997, a newly formed limited partnership, of which the Company is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. The Company contributed $3.6 million in cash to the partnership with the remaining $12.4 million being contributed by the other limited partners. In September 1997, the partnership obtained financing of $6.5 million secured by the land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, the Company receiving a return of $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return on their investment before any sharing of partnership profits occurs. One of the limited partners in the partnership was, at the time, a limited partner in a partnership that owned approximately 15.8% of the Company's outstanding shares of Common Stock. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                          AMERICAN REALTY TRUST, INC.

   In January 1992, the Company entered into a partnership agreement with an entity affiliated with, at the time, a limited partner in a partnership that owned approximately 15.8% of the Company's outstanding shares of Common Stock, that acquired 287 developed residential lots adjacent to the Company's other residential lots in Fort Worth, Texas. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1997, 214 of the residential lots had been sold. During 1998, an additional 52 lots were sold with 21 lots remaining to be sold at December 31, 1998. During 1997 and 1998, each partner received $21,000 and $418,000 in return of capital distributions and $12,000 and $493,000 in profit distributions.

   Set forth below are summary financial data for equity investees owned over 50%:

                                                                       1997
                                                                     ---------
   Property and notes receivable, net............................... $ 236,367
   Other assets.....................................................    43,213
   Notes payable....................................................  (339,102)
   Other liabilities................................................   (17,311)
                                                                     ---------
   Equity........................................................... $ (76,833)
                                                                     =========

   The above table includes the accounts of NRLP in 1997. In 1998, NRLP's accounts are included in the accompanying Consolidated Balance Sheet. See NOTE
2. "SYNTEK ASSET MANAGEMENT, L.P."

                                                   1998      1997      1996
                                                 --------  --------  --------
   Revenues..................................... $113,834  $124,521  $124,044
   Depreciation.................................   (9,691)  (10,418)  (11,148)
   Interest.....................................  (26,722)  (34,481)  (34,640)
   Operating expenses...........................  (82,519)  (79,463)  (78,043)
                                                 --------  --------  --------
   Income (loss) before gains on sale of real
    estate and extraordinary gains..............   (5,098)      159       213
   Gains on sale of real estate.................   52,589     8,356        61
                                                 --------  --------  --------
   Net income................................... $ 47,491  $  8,515  $    274
                                                 ========  ========  ========

   The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

   The Company's equity share of:

                                                           1998     1997  1996
                                                          -------  ------ ----
   Income (loss) before gains on sale of real estate..... $(2,794) $  817 $270
   Gains on sale of real estate..........................  34,055   3,022  --
                                                          -------  ------ ----
   Net income............................................ $31,261  $3,839 $270
                                                          =======  ====== ====

   Set forth below are summary financial data for equity investees owned less than 50%:

                                                             1998       1997
                                                           ---------  ---------
   Property and notes receivable, net..................... $ 734,857  $ 631,825
   Other assets...........................................    69,829     80,789
   Notes payable..........................................  (577,167)  (483,064)
   Other liabilities......................................   (25,474)   (28,326)
                                                           ---------  ---------
   Equity................................................. $ 202,045  $ 201,224
                                                           =========  =========

                          AMERICAN REALTY TRUST, INC.

                                                   1998      1997      1996
                                                 --------  --------  --------
   Revenues..................................... $150,163  $129,531  $101,246
   Depreciation.................................  (20,954)  (17,429)  (14,408)
   Provision for losses.........................      506    (1,337)      844
   Interest.....................................  (49,915)  (38,537)  (30,401)
   Operating expenses...........................  (91,868)  (85,387)  (69,698)
                                                 --------  --------  --------
   (Loss) before gains on sale of real estate
    and extraordinary gains.....................  (12,068)  (13,159)  (12,417)
   Gains on sale of real estate.................   18,642    34,297    11,701
   Extraordinary gains..........................      --        --      1,068
                                                 --------  --------  --------
   Net income (loss)............................ $  6,574  $ 21,138  $    352
                                                 ========  ========  ========

   The Company's equity share of:

                                                     1998    1997     1996
                                                    ------  -------  -------
   (Loss) before gains on sale of real estate and
    extraordinary gains............................ $ (686) $(3,703) $(2,911)
   Gains on sale of real estate....................  7,391      --     4,645
   Extraordinary gains.............................    --    10,524      381
                                                    ------  -------  -------
   Net income (loss)............................... $6,705  $ 6,821  $ 2,115
                                                    ======  =======  =======

   The Company's cash flow from the REITs and NRLP is dependent on the ability of each of the entities to make distributions. CMET and IORI have been making quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In 1998, the Company received distributions totaling $3.0 million from the REITs and $7.2 million from NRLP, including distributions accrued at December 31, 1997, but not received until 1998. In 1997, the Company received total distributions from the REITs of $1.4 million and $1.4 million from NRLP and accrued an additional $6.7 million in NRLP and TCI distributions that were not received until January 1998.

   The Company's investments in the REITs and NRLP were initially acquired in 1989. In 1998, the Company purchased an additional $1.1 million of equity securities of the REITs and NRLP.

NOTE 7. MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

   In 1994, the Company began purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In 1998, the Company purchased $15.1 million and sold $5.2 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At December 31, 1998, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of 6.1 million. In 1998, the Company realized a net loss of $112,000 from the sale of trading portfolio securities and received 79,000 in dividends. At December 31, 1997, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $850,000. In 1997, the Company realized a net gain of $154,000 from the sale of trading portfolio securities and received $107,000 in dividends. In 1996, the Company realized a net gain of $29,000 from the sale of trading portfolio securities and received $163,000 in dividends. At December 31, 1996, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $486,000. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

                          AMERICAN REALTY TRUST, INC.

NOTE 8. ACQUISITION OF PIZZA WORLD SUPREME, INC.

   In April 1996, a wholly-owned subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of PWSI, which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. Additionally, the Company held negotiations with underwriters to take such subsidiary public. The Company believed that such option would be exercised and further, that PWSI would become publicly held approximately one year from its date of acquisition. Accordingly, the Company believed its control of PWSI was temporary and therefore accounted for its investment in PWSI under the equity method through April 1997. In May 1997, the Company acquired the remaining 20% of PWSI for $5.0 million and discontinued equity accounting. The sellers provided purchase money financing in the form of two $2.5 million term loans. The term loans bear interest at 8% per annum, require quarterly payments of interest only and mature in May 2007.

NOTE 9. NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                               1998               1997
                                        ------------------ ------------------
                                        Estimated          Estimated
                                          Fair      Book     Fair      Book
                                          Value    Value     Value    Value
                                        --------- -------- --------- --------
   Notes payable
    Mortgage loans..................... $723,567  $736,320 $ 84,050  $ 96,654
    Borrowings from financial
     institutions......................   17,546    17,074  170,491   153,369
    Notes payable to affiliates........    5,519     5,049    7,342     4,570
                                        --------  -------- --------  --------
                                        $746,632  $758,443 $261,883   254,593
                                        ========           ========
     Interest payable ($5,440 in 1998
      and $4,836 in 1997 to
      affiliates)......................              9,829              7,393
                                                  --------           --------
                                                  $768,272           $261,986
                                                  ========           ========

   Scheduled principal payments on notes payable are due as follows:

   1999................................................................ $164,246
   2000................................................................   65,928
   2001................................................................   44,499
   2002................................................................   15,269
   2003................................................................  145,364
   Thereafter..........................................................  323,137
                                                                        --------
                                                                        $758,443
                                                                        ========

   Stated interest rates on notes payable ranged from 6.2% to 18.5% per annum at December 31, 1998, and mature in varying installments between 1999 and 2017. At December 31, 1998, notes payable were collateralized by mortgage notes receivable with a net carrying value of $22.7 million and by deeds of trust on real estate with a net carrying value of $636.3 million. Excluded from interest expense in the accompanying Consolidated Statement of Operations is capitalized interest of $67,000 in 1997.

   In February 1998, the Company financed its unencumbered Kamperman land in the amount of $1.6 million, receiving net cash of $1.5 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000.

                          AMERICAN REALTY TRUST, INC.

   Also in February 1998, the Company refinanced its Vineyards land in the amount of $3.4 million, receiving net cash of $2.3 million, after paying off $540,000 in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9% per annum, requires monthly payments of interest only and matures in February 2000.

   Further in February 1998, the Company financed its unencumbered Valley Ranch land in the amount of $4.3 million, receiving net cash of $4.1 million after the payment of various closing costs. The mortgage bears interest at 9.0% per annum, requires monthly payments of interest only and matures in February 2000.

   In March 1998, the Company financed its unencumbered Stagliano and Dalho land in the amount of $800,000, receiving net cash of $790,000 after the payment of various closing costs. The mortgage bore interest at 18.5% per annum, with principal and interest due at maturity in February 1999. The JHL Connell land was pledged as additional collateral for this loan. In March 1999, the Company refinanced the mortgage debt secured by these properties along with the mortgage debt secured by its Bonneau land parcel under the Las Colinas I term loan in the amount of $703,000. The Company paid an additional $1.5 million in cash to pay off the $2.1 million in mortgage debt and accrued but unpaid interest.

   Also in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners I, II, III, IV and V and Dowdy land in the amount of $20.7 million, receiving net cash of $5.9 million after paying off $2.5 million in mortgage debt, the paydown of $10.2 million on the Las Colinas I term loan and the payment of various closing costs. The mortgage bore interest at 12.0% per annum, required monthly payments of interest only and matured in March 1999. The lender has agreed to extend its mature mortgage to March 2000, for a 2% fee and a paydown of any net refinancing proceeds received by the Company from refinancing the Williamsburg Hospitality House. All other terms would remain unchanged.

   In April 1998, the Company obtained a second lien mortgage of $2.0 million secured by its BP Las Colinas land from the limited partner, at the time, in a partnership that owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The second lien mortgage bore interest at 12% per annum with principal and interest paid at maturity in October 1998. See NOTE
11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   Also in April 1998, the Company refinanced the mortgage debt secured by its Parkfield land in the amount of $7.3 million, receiving net cash of $1.2 million after paying off $5.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000.

   In May 1998, the Company refinanced the mortgage debt secured by its Scout and Scoggins land in the amount of $10.4 million under the Las Colinas I term loan, receiving net cash of $6.6 million after paying off mortgage debt of $1.4 million on the Scout land and $1.5 million on the Scoggins land, a pay down of $250,000 on the Keller land mortgage, and the payment of various closing costs. The Company also pledged 250,000 shares of its Common Stock and BCM, the Company's advisor, pledged 177,000 shares of the Company's Common Stock as additional collateral on the term loan.

   In July, the Company financed its unencumbered Walker land in the amount of $13.3 million, receiving net cash of $12.8 million after the payment of various closing costs. The mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures in July 1999. The mortgage is also secured by the FRWM Cummings land.

   In August 1998, the Company financed its unencumbered Keller land in the amount of $5.0 million under the Las Colinas I term loan, receiving net cash of $4.9 million after the payment of various closing costs.

                          AMERICAN REALTY TRUST, INC.

   In September 1998, the Company obtained second lien financing of $5.0 million secured by its Katy Road land from the limited partner, at the time, in a partnership that owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The second lien mortgage bears interest at 12.5% per annum, compounded monthly, with principal and interest due at maturity in April 1999. See NOTE 11. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   In October 1998, the Company financed its unencumbered Rasor land in the amount of $15.0 million, receiving net cash of $13.5 million after the payment of various closing costs. Portions of the Company's Las Colinas and Valwood land parcels are included as additional collateral. The Company used the proceeds from this loan along with an additional $1.8 million to payoff the $15.8 million in mortgage debt secured by its Las Colinas I and Valwood land parcels. The new mortgage bears interst at 14% per annum, required a principal reduction payment of $3.0 million in November 1998, requires monthly interest only payments and matures in September 1999.

   Also in October 1998, the Company financed its unencumbered Marine Creek and HSM land in the amount of $2.8 million under the Las Colinas I term loan, receiving net cash of $2.7 million after the payment of various closing costs.

   In December 1998, the Company financed its unencumbered Valwood land in the amount of $12.0 million, receiving net cash of $4.7 million after paying down by $5.5 million the Rasor land mortgage and the payment of various closing costs. The mortgage bears interest at 13% per annum, requires monthly interest only payments and matures in December 2000.

   Notes payable to affiliates at December 31, 1997 included a $4.2 million note due to NRLP as payment for the general partner interest in NRLP. The note bears interest at 10% per annum compounded semi-annually and matures in September 2007. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   In 1997, the Company financed six unencumbered properties and refinanced an additional four properties in the total amount of $80.5 million, receiving net cash of $32.7 million after paying off $42.7 million in debt. The mortgages bore interest at rates ranging from 9.0% to 18.5% per annum and matured from February 1999 to December 2000.

NOTE 10. MARGIN BORROWINGS

   The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio of marketable equity securities and bear interest rates ranging from 7.0% to 11.0% per annum. Margin borrowings were $35.8 million at December 31, 1998, and $53.4 million at December 31, 1997, 43.9% and 39.7%, respectively, of the market values of such equity securities at such dates.

   In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million. The loan was secured by the Company's NRLP units with a market value of at least 50% of the principal balance of the loan. The Company paid down the loan by $14.0 million in September 1998 and an additional $5.0 million in October 1998. At December 31, 1998, the loan had a principal balance of $5.0 million. In February 1999, the loan was paid off.

                          AMERICAN REALTY TRUST, INC.

NOTE 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In November 1998, the Company obtained a $95.0 million line of credit from Garden Capital, L.P. ("GCLP"), which is a partnership controlled by NOLP. The Company received fundings of $18.9 million in November 1998, $31.1 million in December 1998, and an additional $26.7 million in the first quarter of 1999. The line of credit is secured by second liens on the Company's Waters Edge III, Edgewater Gardens, Chateau Bayou, and Sunset Apartments, its Rosedale Towers Office Building, Katy Road land and the stock of its wholly-owned subsidiaries, NMC, the general partner of Partnership, and ART Holdings, Inc., which owns 3,349,535 NRLP units of limited partner interest. The loan bears interest at 12% per annum, requires monthly interest only payments and matures in November 2003. The Company accounted for its investment in the Partnership under the equity method until December 1998 when NMC was elected general partner of the Partnership. As of December 31, 1998, the accounts of the Partnership are consolidated with those of the Company. The line of credit is eliminated in consolidation. See NOTE 2 "SYNTEK ASSET MANAGEMENT, L.P."

   In August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM, with a market value at the time of $4.0 million. The Company received net cash of $2.0 million after the payment of various closing costs. The loan was paid in full from the proceeds of a new $4.0 million loan from another financial institution secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $10.4 million. The Company received net cash of $2.0 million after paying off the $2.0 million loan. In January 1998, the lender made an additional $2.0 million loan. This loan is also secured by a pledge of Common Stock of the Company owned by BCM with a market value at the time of $4.7 million. The Company received net cash of $2.0 million. The loans mature in February 2000.

   In September 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of the REITs owned by the Company and Common Stock of the Company owned by BCM with a market value, at the time, of $9.1 million. The Company received net cash of $2.0 million after the payment of various closing costs. In October 1998, the lender advanced an additional $1.0 million, increasing the loan balance to $3.0 million. The loan matures in January 2000.

   In May, June and July 1997, the Company obtained a total of $8.0 million in mortgage loans from entities and trusts affiliated with the limited partner, at the time, in a partnership that owned approximately 15.8% of the Company's outstanding shares of Common Stock. See NOTE 9. "NOTES AND INTEREST PAYABLE." In January 1998, one of the loans in the amount of $2.0 million was paid off and in April 1998, a second loan in the amount of $3.0 million was also paid off. In April 1998, the Company obtained an additional $2.0 million loan from such entities. In July 1998, the third loan of $3.0 million loan was paid off. In September 1998, the Company obtained a $5.0 million loan from such entities. In October 1998, the April $2.0 million loan was paid off. In December 1998, the Company obtained a $2.0 million loan from such entities. At December 31, 1998, loans with a principal balance of $7.0 million were outstanding, they bear interest at 12.5% per annum compounded monthly and mature in April 1999 and May 1999. See NOTE 9. "NOTES AND INTEREST PAYABLE."

   As of December 31, 1998, the Company sold to BCM three matured mortgage notes, at their carrying value of $628,000. No gain or loss was recognized on the sale. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

NOTE 12. DIVIDENDS

   In June 1996, the Board of Directors resumed the payment of quarterly dividends on the Company's Common Stock. Common dividends totaling $2.3 million or $.20 per share were declared in 1998, $2.0 million

                          AMERICAN REALTY TRUST, INC.

or $.20 per share in 1997 and $1.5 million or $.15 per share in 1996. The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1998 and 1996 represented a return of capital and 100% of the dividends paid in 1997 represented ordinary income.

NOTE 13. PREFERRED STOCK

   The Company's Series B 10% Cumulative Convertible Preferred Stock consisted of a maximum of 4,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends were payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was convertible between May 8, 1998 and June 8, 1998, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock on the prior 30 trading days. In May 1998, the 4,000 shares of Series B Preferred Stock outstanding were converted into 30,211 shares of the Company's Common Stock.

   The Company's Series C 10% Cumulative Convertible Preferred Stock consisted of a maximum of 16,681 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends were payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock was convertible between November 25, 1998 and February 23, 1999, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock on the prior 30 trading days. In November 1998, the 16,681 outstanding shares of Series C Preferred Stock were redeemed at their liquidation preference of $100.00 per share plus accrued and unpaid dividends.

   The Company's Series D 9.5% Cumulative Preferred Stock consists of a maximum of 91,000 shares with a par value of $2.00 per share and a liquidation preference of $20.00 per share. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 1998, none of the Series D Preferred Stock was issued.

   The Company's Series E 10% Cumulative Convertible Preferred Stock consists of a maximum of 80,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors, for periods prior to November 4, 1999 and $11.00 per year or $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. The Series E Preferred Stock is convertible into Common Stock of the Company at 80% of the average daily closing price of the Company's Common Stock on the prior 20 trading days. Only 37.50% of the Series E Preferred Stock may be converted prior to November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the Series E Preferred Stock may be converted, and the remainder may be converted on or after November 4, 2001. At December 31, 1998, none of the Series E Preferred Stock was issued.

   The Company's Series F 10% Cumulative Convertible Preferred Stock consists of a maximum of 15,000,000 shares with a par value of $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the rate of $1.00 per year or $.25 per quarter to stockholders of record on the 15th day of each

                          AMERICAN REALTY TRUST, INC.

March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days. At December 31, 1998, 3,350,000 shares of Series F Preferred Stock were issued and outstanding and 1,948,797 shares were reserved for issuance as future consideration in various business transactions.

   The Company's Series G 10% Cumulative Convertible Preferred Stock consists of a maximum of 11,000 shares with a par value of $2.00 per share, and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. 10,000 shares of the Series G Preferred Stock are reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock, on or after October 6, 1999. The Series G Preferred Stock may be converted, after October 6, 2000, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the 20 prior trading days. At December 31, 1998, 1,000 shares of the Series G Preferred Stock was issued.

   The Company's Series H 10% Cumulative Convertible Preferred Stock consists of a maximum of 231,750 shares with a par value of $2.00 per share, and a liquidation preference of $10.00 per share. Dividends are payable quarterly at the rate of $.70 per year until June 30, 1999, $.80 from July 1, 1999 through June 30, 2000, $.90 per year from July 1, 2000 through June 30, 2001 and $.10 per year from July 1, 2001 and thereafter. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock at any time after July 13, 1999. The Series H Preferred Stock may be converted into 25,000 shares of the Company's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 20002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of the Company's Common Stock for the 20 prior trading days. At December 31, 1998, none of the Series H Preferred Stock was issued.

NOTE 14. STOCK OPTIONS

   In January 1998, the Company's shareholders approved the 1997 Stock Plan ("Option Plan"). Under the Option Plan, options have been granted to certain Company officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of the Company's Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant.

   The following table summarizes stock option activity:

                                                                 Options
                                                Exercise -----------------------
                                                 Price   Outstanding Exercisable
                                                -------- ----------- -----------
   January 1, 1998............................. $   --         --        --
   Options granted.............................   15.00    293,750       --
   Options forfeited...........................   15.00   ( 17,000)      --
                                                -------   --------       ---
   December 31, 1998........................... $ 15.00    276,750       --
                                                =======   ========       ===

   In January 1999, the Company's stockholders approved the Director's Stock Option Plan ("Director's Plan") which provides for options to purchase up to 40,000 shares of the Company's Common Stock. Options

                          AMERICAN REALTY TRUST, INC.

granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $16.25 per share on January 11, 1999, the date stockholders approved the plan. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year.

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Option Plans. All share options issued by the Company have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation,", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                                 1998
                                                         ---------------------
                                                         As Reported Pro Forma
                                                         ----------- ---------
   Net (loss) applicable to common shares...............  $(23,982)  $(24,374)
   Net (loss) applicable to common shares, per share ...     (2.24)     (2.38)

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                           1998
                                                                           ----
   Dividend yield......................................................... 1.25%
   Expected volatility....................................................   30%
   Risk-free interest rate................................................ 5.35%
   Expected lives (in years)..............................................    7
   Forfeitures............................................................   10%

   The weighted average fair value per share of options granted in 1998 was $5.67.

NOTE 15. ADVISORY AGREEMENT

   Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by BCM, a contractual advisor under the supervision of the Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM as advisor also serves as a consultant in connection with the Company's business plan and investment policy decisions made by the Board of Directors.

   BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as Chairman of the Board and as a Director of the Company until November 16, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. Karl L. Blaha, President and a Director of the Company serves as Executive Vice President--Commercial Asset Management of BCM.

   The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based

                          AMERICAN REALTY TRUST, INC.

on the recommendation of BCM, the Board of Directors approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $.50 per share.

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

   The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees not directly identifiable to the Company's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement.

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

NOTE 16. PROPERTY MANAGEMENT

   Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of 15 of the Company's commercial properties (office buildings, shopping centers and a merchandise mart) and its hotels to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

                          AMERICAN REALTY TRUST, INC.

NOTE 17. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                         1998    1997    1996
                                                        ------- ------- ------
   Fees
    Advisory and mortgage servicing.................... $ 3,845 $ 2,657 $1,539
    Loan arrangement...................................     804     592    806
    Brokerage commissions..............................   7,450   7,586  1,889
    Property and construction management and leasing
     commissions*......................................   1,752     865    892
                                                        ------- ------- ------
                                                        $13,851 $11,700 $5,126
                                                        ======= ======= ======
   Cost reimbursements................................. $ 1,832 $ 1,809 $  691
                                                        ======= ======= ======

--------
*Net of property management fees paid to subcontractors, other than Carmel
   Realty.

                          AMERICAN REALTY TRUST, INC.

NOTE 18. OPERATING SEGMENTS

   Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $8.2 million of administrative expenses. There are no intersegment revenues and expenses and the Company conducts all of its business within the United States.

   The table below presents information about the reported operating income of the Company for 1998 and 1997. Asset information by operating segment is also presented below.

                         Commercial
                         Properties Apartments Hotels    Land     PWSI   Receivables Other  Total
                         ---------- ---------- ------- --------  ------- ----------- ----- --------
1998
----
Operating revenue.......  $16,539    $ 14,230  $32,221 $    501  $28,883   $  --      $--  $ 92,374
Operating expenses......    9,727       8,755   24,361    6,349   24,840      --       --    74,032
Interest income.........      --          --       --       --       --       188      --       188
                          -------    --------  ------- --------  -------   ------    ----- --------
Net operating income
 (loss).................    6,812       5,475    7,860   (5,848)   4,043      188      --    18,530
Depreciation and
 amortization...........    1,574       1,412    2,320      --     1,273      --       411    6,990
Interest on debt........    3,803       4,396    7,560   29,058      579      --     6,228   51,624
Capital expenditures....      110         --     1,383    2,577      166      --       --     4,236
Segment assets..........   87,581     286,317   78,455  282,300   24,449   52,053      253  811,408

                                                                          Land
                                                                         -------
Property sales:
Sales price.....................................................         $51,602
Cost of sales...................................................          34,348
                                                                         -------
Gain on sale....................................................         $17,254
                                                                         =======

                         Commercial
                         Properties Hotels   Land     PWSI   Receivables Other  Total
                         ---------- ------- -------  ------- ----------- ----- -------
1997
----
Operating revenue.......  $13,842   $14,944 $   289  $17,926   $  --     $ --  $47,001
Operating expenses......   10,006    11,232   2,957   14,492      --       --   38,687
Interest income.........      --        --      --       --     2,835      --    2,835
                          -------   ------- -------  -------   ------    ----- -------
Net operating income
 (loss).................    3,836     3,712  (2,668)   3,434    2,835      --   11,149
Depreciation and
 amortization...........    1,266       973     --       473               626   3,338
Interest on debt........    3,252     2,698  20,573      935      --     2,773  30,231
Capital expenditures....    8,855     1,568     570    2,695      --       --   13,688
Segment assets..........   50,185    73,072 178,938   18,271   25,526      258 346,250

                                                              Commercial
                                                              Properties  Land
                                                              ---------- -------
Property sales:
Sales price..................................................  $10,986   $52,970
Cost of sales................................................   10,400    36,427
                                                               -------   -------
Gain on sale.................................................  $   586   $16,543
                                                               =======   =======

                          AMERICAN REALTY TRUST, INC.

NOTE 19. INCOME TAXES

   Financial statement loss varies from federal tax return loss, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and the difference in the allowance for estimated losses. At December 31, 1998, the Company had tax net operating loss carryforwards of $29.0 million expiring through 2018.

   At December 31, 1998, the Company had a deferred tax benefit of $8.0 million due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of such deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

NOTE 20. EXTRAORDINARY GAIN

   In 1996, the Company recognized an extraordinary gain of $381,000 representing its equity share of equity investees' extraordinary gains from the early payoff of debt and from an insurance settlement.

NOTE 21. RENTS UNDER OPERATING LEASES

   The Company's operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 1998:

   1999................................................................. $11,248
   2000.................................................................   9,390
   2001.................................................................   7,273
   2002.................................................................   6,518
   2003.................................................................   5,833
   Thereafter...........................................................  16,294
                                                                         -------
                                                                         $56,556
                                                                         =======

   PWSI conducts its operations from leased facilities which includes an office, warehouse, and 57 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 1998 or scheduled to open thereafter. The leases expire over the next 14 years. PWSI also leases vehicles under operating leases. The following is a schedule of minimum future rent commitments under operating leases as of December 31, 1998:

   1999................................................................. $ 2,318
   2000.................................................................   2,271
   2001.................................................................   2,130
   2002.................................................................   2,039
   2003.................................................................   1,922
   Thereafter...........................................................   9,187
                                                                         -------
                                                                         $19,867
                                                                         =======

   Total facilities and automobile rent expense relating to these leases was $2.7 million in 1998 and $1.3 million in 1997.

                          AMERICAN REALTY TRUST, INC.

NOTE 22. QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of the Company's quarterly results of operations for the years 1998 and 1997 (unaudited):

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
1998
Revenue........................   $18,249  $22,690     $ 23,291     $  22,856
Expense........................    29,744   35,830       38,676        60,861
                                  -------  -------     --------     ---------
(Loss) from operations.........   (11,495) (13,140)     (15,385)      (38,005)
Equity in income of investees..     2,387   18,943        6,099        10,537
Gains on sale of real estate...       --     8,974        5,718         2,562
                                  -------  -------     --------     ---------
Net income (loss)..............    (9,108)  14,777       (3,568)      (24,906)
Preferred dividend
 requirement...................       (51)     (84)        (502)         (540)
                                  -------  -------     --------     ---------
Net income (loss) applicable to
 Common shares.................   $(9,159) $14,693     $ (4,070)    $ (25,446)
                                  =======  =======     ========     =========
Earnings per share
Net income (loss)..............   $  (.86) $  1.38     $   (.38)    $   (2.38)
                                  =======  =======     ========     =========

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
1997
Revenue........................   $ 7,499  $ 9,667     $ 15,039     $  17,766
Expense........................    11,795   15,960       24,296        31,304
                                  -------  -------     --------     ---------
(Loss) from operations.........    (4,296)  (6,293)      (9,257)      (13,538)
Equity in income of investees..       280    4,970         (145)        5,555
Gains on sale of real estate...     4,287    3,863        3,205         8,941
                                  -------  -------     --------     ---------
Net income (loss)..............       271    2,540       (6,197)          958
Preferred dividend
 requirement...................       (50)     (49)         (49)          (58)
                                  -------  -------     --------     ---------
Net income (loss) applicable to
 Common shares.................   $   221  $ 2,491     $ (6,246)    $     900
                                  =======  =======     ========     =========
Earnings per share
Net income (loss)..............   $   .02  $   .21     $   (.52)    $     .07
                                  =======  =======     ========     =========

NOTE 23. COMMITMENTS AND CONTINGENCIES

   Liquidity. Although the Company anticipated that it would generate excess cash from operations in 1998, such excess cash did not materialize and, therefore, was not sufficient to discharge all of the Company's debt obligations as they became due. The Company relied on additional borrowings and, to a lesser extent, land sales to meet its cash requirements. In 1999, the Company expects that it will generate excess cash from operations, due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of the Company's debt obligations as they mature. The Company will also rely on aggressive land sales, selected property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

   Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

                          AMERICAN REALTY TRUST, INC.

NOTE 24. SUBSEQUENT EVENTS

   In January 1999, the Partnership sold the 199 unit Olde Towne Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs. A gain will be recognized on the sale.

   In February 1999, the Company purchased Frisco Bridges land, a 336.8 parcel of unimproved land in Collin County, Texas, for $46.8 million. The Company paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payment, and matures in January 2000. A mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires three quarterly principal reduction payments of $3.0 million on each of May 1, August 1 and November 1, 1999 in addition to monthly interest payments and matures in February 2000. Another mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments and matures in January 2000. The Company's Double O land in Las Colinas, Texas and its Desert Wells land in Palm Desert, California are pledged as additional collateral for these loans. The Company drew down $6.0 million under its line of credit with the CCLP, for a portion of the cash requirement.

   Also in February 1999, the Company sold a 4.6 acre tract of its Plano Parkway land parcel, for $1.2 million. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires monthly interest only payments and matures in January 2000. The net cash from the sale and refinancing along with an additional $921,000 were used to payoff the $8.9 million mortgage secured by the land parcel.

   Further in February 1999, the Partnership sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs. A gain will be recognized on the sale.

   In February 1999, the Partnership sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrow will be applied against the mortgage's principal balance, approximately $885,000 will be retained by the lender as a prepayment penalty and the remaining $3.9 million will be returned to the Partnership. A gain will be recognized on the sale.

   Also in February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at December 31, 1998, owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM.

   In March 1999, the Company sold two tracts totaling 9.9 acres of its Mason/Goodrich land parcel, for $956,000, receiving net cash of $33,000 after paying down by $860,000 the mortgage secured by such land parcel and the payment of various closing costs. A gain will be recognized on the sale.

   Also in March 1999, the Company sold a 13.7 acre tract of its McKinney Corners II and IV land parcels, for $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage debt secured by such land parcels, the funding of required escrows and the payment of various closing costs. A gain will be recognized on the sale.

                                                                    SCHEDULE III

                          AMERICAN REALTY TRUST, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                      Cost
                                                   Capitalized
                                                  Subsequent to           Gross Amounts of Which
                              Initial Cost         Acquisition            Carried at End of Year    Accumu-
                           ------------------- -------------------      ---------------------------  lated    Date of
                   Encum-          Building &                                   Building &    (1)   Depreci- Construc-   Date
Property/Location  brances  Land  Improvements Improvements Other        Land  Improvements  Total   ation     tion    Acquired
-----------------  ------- ------ ------------ ------------ ------      ------ ------------ ------- -------- --------- --------
                                                                  (dollars in thousands)
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....   $4,393  $  330    $3,275        $715     $  674(/5/) $  330    $4,664    $ 4,994  $2,886     1973    11/76
Ashford, Tampa,
FL..............    1,214     306     2,753         --         --          306     2,753      3,059      52     1967     1998
Barcelona,
Tampa, FL.......    6,989   1,400     5,600         397      1,046(/5/)  1,400     7,043      8,443   1,321     1971    09/90
Bavarian Woods,
Middletown, OH..    6,700     547     5,528         257      1,045(/5/)    547     6,830      7,377   2,929     1972    01/84
Bay Anchor,
Panama City,
FL..............      --       13       117         --         --           13       117        130       3     1979     1998
Bent Tree,
Addison, TX.....    8,784   1,047     7,036         699      1,278(/5/)  1,047     9,013     10,060   4,506     1980    06/80
Blackhawk, Ft.
Wayne, IN.......    3,776     253     4,081         292        685(/5/)    253     5,058      5,311   2,955     1972    12/78
Bridgestone,
Friendswood,
TX..............      --      169     1,780         192        286(/5/)    169     2,258      2,427   1,132     1979    06/82
Candlelight
Square, Lenexa,
KS..............    3,279     148     1,928         189        528(/5/)    148     2,645      2,793   1,416     1971    11/77
Carriage Park,
Tampa, FL.......    1,094     127     1,155         --         --          127     1,155      1,282      28     1966     1998
Chalet, I
Topeka, KS......    4,233     260     2,994          65        608(/5/)    260     3,667      3,927   1,752    1964/    04/82
                                                                                                               74/78
Chalet II,
Topeka, KS......    1,590     440     1,322         --         226(/5/)    440     1,548      1,988     124     1986    03/95
Chateau,
Bellevue, NE....    3,455     130     1,723         126        485(/5/)    130     2,334      2,464   1,086     1968    02/81
Chateau Bayou,
Ocean Springs,
MS..............    3,033     591     2,364         --         --          591     2,364      2,955      49     1973     1998
Club Mar,
Sarasota, FL....    6,370   1,248     4,993         253        917(/5/)  1,248     6,163      7,411     764     1973    07/93
Confederate
Point,
Jacksonville,
FL..............    5,465     246     3,736         709        998(/5/)    246     5,443      5,689   2,967     1969    05/79
Concord,
Indianapolis,
IN..............    3,734     352     3,167         --         --          352     3,167      3,519       7              1998
Conradi House,
Tallahassee,
FL..............    1,096     128     1,150         --         --          128     1,150      1,278      29     1968     1998
Country Place,
Round Rock, TX..    4,380     246     3,268          70        599(/5/)    246     3,937      4,183   1,852     1980    07/82
Country Squire,
Indianapolis,
IN..............    2,126     377     3,394         --         --          377     3,394      3,771       7              1998
Covered Bridge,
Gainesville,
FL..............    4,513     219     3,425         129        833(/5/)    219     4,387      4,606   2,884     1972    10/79
Crossing Church,
Tampa, FL.......      977     123     1,111         --         --          123     1,111      1,234      28     1967     1998
Daluce,
Tallahassee,
FL..............    2,611     221     2,619         --         --          221     2,619      2,840      65     1974     1998
Edgewater
Gardens, Biloxi,
MS..............    2,655     397     1,590         --         --          397     1,590      1,987      20     1966     1998
Fair Oaks,
Euless, TX......    4,928     470     2,661         174        744(/5/)    470     3,579      4,049     768     1978    07/89
Falcon House,
Ft. Walton, FL..    2,064     219     1,966         --         --          219     1,966      2,185      49     1969     1998
Four Seasons,
Denver, CO......    9,468   1,264     8,447         813      1,797(/5/)  1,264    11,057     12,321   4,258     1970    07/84
Fox Club,
Indianapolis,
IN..............    7,194     902     7,294         970      1,170(/5/)    902     9,434     10,336   4,238     1972    11/83
Foxwood,
Memphis, TN.....    6,076     218     3,188         509        795(/5/)    218     4,492      4,710   2,467     1974    08/79
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....    7-40 years
Ashford, Tampa,
FL..............   10-40 years
Barcelona,
Tampa, FL.......    7-40 years
Bavarian Woods,
Middletown, OH..    5-40 years
Bay Anchor,
Panama City,
FL..............   10-40 years
Bent Tree,
Addison, TX.....    7-40 years
Blackhawk, Ft.
Wayne, IN.......    7-40 years
Bridgestone,
Friendswood,
TX..............    7-40 years
Candlelight
Square, Lenexa,
KS..............    7-40 years
Carriage Park,
Tampa, FL.......   10-40 years
Chalet, I
Topeka, KS......    7-40 years
Chalet II,
Topeka, KS......    7-40 years
Chateau,
Bellevue, NE....    7-40 years
Chateau Bayou,
Ocean Springs,
MS..............   10-40 years
Club Mar,
Sarasota, FL....    7-40 years
Confederate
Point,
Jacksonville,
FL..............    7-40 years
Concord,
Indianapolis,
IN..............   10-40 years
Conradi House,
Tallahassee,
FL..............   10-40 years
Country Place,
Round Rock, TX..    7-40 years
Country Squire,
Indianapolis,
IN..............   10-40 years
Covered Bridge,
Gainesville,
FL..............    7-40 years
Crossing Church,
Tampa, FL.......   10-40 years
Daluce,
Tallahassee,
FL..............   10-40 years
Edgewater
Gardens, Biloxi,
MS..............   10-40 years
Fair Oaks,
Euless, TX......    7-40 years
Falcon House,
Ft. Walton, FL..   10-40 years
Four Seasons,
Denver, CO......    7-40 years
Fox Club,
Indianapolis,
IN..............    7-40 years
Foxwood,
Memphis, TN.....    7-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                       Cost
                                                    Capitalized
                                                   Subsequent to           Gross Amounts of Which
                               Initial Cost         Acquisition            Carried at End of Year    Accumu-
                            ------------------- -------------------      ---------------------------  lated    Date of
                    Encum-          Building &                                   Building &    (1)   Depreci- Construc-   Date
Property/Location  brances   Land  Improvements Improvements Other        Land  Improvements  Total   ation     tion    Acquired
-----------------  --------------- ------------ ------------ ------      ------ ------------ ------- -------- --------- --------
                                                                  (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Georgetown,
Panama City, FL..  $    850 $  114   $ 1,025       $  --     $  --       $  114   $ 1,025    $ 1,139  $   26    1974      1998
Governor Square,
Tallahassee, FL..     3,289    519     4,724          --        --          519     4,724      5,243     118    1974      1998
Grand Lagoon,
Panama City, FL..     1,245    165     1,498          --        --          165     1,498      1,663      37    1979      1998
Greenbriar,
Tallahassee, FL..     1,017    122     1,094          --        --          122     1,094      1,216      27    1985      1998
Hidden Valley,
Grand Rapids,
MI...............     8,171    274     3,636          362     1,089(/5/)    274     5,087      5,361   2,305    1973     07/81
Horizon East,
Dallas, TX.......     2,600    592     2,628          498       485(/5/)    592     3,611      4,203   2,201    1972     05/78
Kimberly Woods,
Tucson, AZ.......     6,336    571     3,802        1,190       861(/5/)    571     5,853      6,424   3,496    1973     12/77
La Mirada,
Jacksonville,
FL...............     7,673    392     5,454        1,558     1,074(/5/)    392     8,086      8,478   4,628    1971     01/79
Lake Chateau,
Thomasville, GA..     1,159    153     1,379          --        --          153     1,379      1,532      34    1972      1998
Lake Nora Arms,
Indianapolis,
IN...............    12,818    737    10,774          830     1,972(/5/)    737    13,576     14,313   7,871    1973     06/78
Landings/Marina,
Pensacola, FL....     1,216    139     1,256          --        --          139     1,256      1,395      31    1979      1998
Lantern Ridge,
Richmond, VA.....     2,436    130     1,721          129       353(/5/)    130     2,203      2,333   1,435    1974     03/79
Lee Hills,
Tallahassee, FL..       157     26       236          --        --           26       236        262       6    1974      1998
Mallard Lake,
Greensboro, NC...     7,827    534     7,099          768     1,477(/5/)    534     9,344      9,878   5,083    1974     05/79
Manchester
Commons,
Manchester,
MO...............     9,141    635     4,654        1,113     1,435(/5/)    635     7,202      7,837   3,884    1972     06/78
Med Villas, San
Antonio, TX......     2,928    712     2,848          --                    712     2,848      3,560      59    1967      1998
Mesa Ridge, Mesa,
AZ...............    12,987  1,447     5,788          618     2,128(/5/)  1,447     8,534      9,981   1,516    1972     05/90
Morning Star,
Tallahassee, FL..     1,255    149     1,346          --        --          149     1,346      1,495      34    1970      1998
Nora Pines,
Indianapolis,
IN...............     5,881    221     3,872          440     1,061(/5/)    221     5,373      5,594   2,925    1970     05/78
Northside Villas,
Tallahassee, FL..     2,955    414     3,758          --        --          414     3,758      4,172      70    1973      1998
Oak Hill,
Tallahassee, FL..     1,939    233     2,101          --        --          233     2,101      2,334      53    1974      1998
Oak Hollow,
Austin, TX.......    11,327    745     6,118          765     1,860(/5/)    745     8,743      9,488   4,674    1974     05/78
Oak Tree,
Grandview, MO....     4,233    304     3,543          246       606(/5/)    304     4,395      4,699   1,942    1968     03/82
Olde Towne,
Middletown, OH...       --     209     3,272          397       514(/5/)    209     4,183      4,392   2,209    1968     03/81
Park Avenue,
Tallahassee, FL..     2,967    369     3,347          --        --          369     3,347      3,716      84    1985      1998
Pheasant Ridge,
Bellevue, NE.....     6,501    231     4,682        1,099     1,135(/5/)    231     6,916      7,147   3,587    1974     10/78
Pinecrest,
Tallahassee, FL..       989     99       890          --        --           99       890        989      22    1978      1998
Pines, Little
Rock, AR.........       --     278     3,490          317       520(/5/)    278     4,327      4,605   2,492    1977     11/77
Place One, Tulsa,
OK...............     7,393    784     5,186        1,007     1,349(/5/)    784     7,542      8,326   4,498    1970     04/77
Quail Point,
Huntsville, AL...     3,831    184     2,716          249       550(/5/)    184     3,515      3,699   2,180    1960     08/75
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Georgetown,
Panama City, FL..  10-40 years
Governor Square,
Tallahassee, FL..  10-40 years
Grand Lagoon,
Panama City, FL..  10-40 years
Greenbriar,
Tallahassee, FL..  10-40 years
Hidden Valley,
Grand Rapids,
MI...............   7-40 years
Horizon East,
Dallas, TX.......   7-40 years
Kimberly Woods,
Tucson, AZ.......   7-40 years
La Mirada,
Jacksonville,
FL...............   7-40 years
Lake Chateau,
Thomasville, GA..  10-40 years
Lake Nora Arms,
Indianapolis,
IN...............   7-40 years
Landings/Marina,
Pensacola, FL....  10-40 years
Lantern Ridge,
Richmond, VA.....   7-40 years
Lee Hills,
Tallahassee, FL..  10-40 years
Mallard Lake,
Greensboro, NC...   7-40 years
Manchester
Commons,
Manchester,
MO...............   7-40 years
Med Villas, San
Antonio, TX......  10-40 years
Mesa Ridge, Mesa,
AZ...............   7-40 years
Morning Star,
Tallahassee, FL..  10-40 years
Nora Pines,
Indianapolis,
IN...............   5-40 years
Northside Villas,
Tallahassee, FL..  10-40 years
Oak Hill,
Tallahassee, FL..  10-40 years
Oak Hollow,
Austin, TX.......   7-40 years
Oak Tree,
Grandview, MO....   7-40 years
Olde Towne,
Middletown, OH...   7-40 years
Park Avenue,
Tallahassee, FL..  10-40 years
Pheasant Ridge,
Bellevue, NE.....   5-40 years
Pinecrest,
Tallahassee, FL..  10-40 years
Pines, Little
Rock, AR.........   7-40 years
Place One, Tulsa,
OK...............   7-40 years
Quail Point,
Huntsville, AL...   7-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                       Cost
                                                    Capitalized
                                                   Subsequent to            Gross Amounts of Which
                               Initial Cost         Acquisition             Carried at End of Year   Accumu-
                            ------------------- -------------------       --------------------------  lated    Date of
                    Encum-          Building &                                   Building &    (1)   Depreci- Construc-   Date
Property/Location  brances   Land  Improvements Improvements Other        Land  Improvements  Total   ation     tion    Acquired
-----------------  --------------- ------------ ------------ ------       ----- ------------ ------- -------- --------- --------
                                                                  (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Regency, Lincoln,
NE...............  $  3,343 $  304   $ 1,865       $  412    $  595 (/5/) $ 304   $ 2,872    $ 3,176 $ 1,169      1973   05/82
Regency, Tampa,
FL...............     1,773    450     4,052          --        --          450     4,052      4,502      76      1967    1998
Regency Falls,
San Antonio, TX..     5,600    888     7,261        1,565      (100)(/3/)   888     9,861     10,749   6,154      1974   11/78
                                                              1,135 (/5/)
Rockborough,
Denver, CO.......    10,224    702     4,495        1,004     1,471 (/5/)   702     6,970      7,672   3,655      1973   01/78
Rolling Hills,
Tallahassee, FL..     3,002    335     3,012          --        --          335     3,012      3,347      75      1972    1998
Santa Fe, Kansas
City, MO.........       --     529     5,351          266       572 (/5/)   529     6,189      6,718   3,000   1964/67   04/83
Seville,
Tallahassee, FL..     1,335    187     1,686          --        --          187     1,686      1,873      42      1972    1998
Shadowood,
Addison, TX......     4,849    477     3,208          207       736 (/5/)   477     4,151      4,628   2,170      1976   02/79
Sherwood Glen,
Urbandale, IA....     4,700    352     2,550          532       687 (/5/)   352     3,769      4,121   2,279      1970   12/77
Stonebridge,
Florissant, MO...       --     193     2,076          247       482 (/5/)   193     2,805      2,998   1,549      1975   10/77
Stonegate,
Tallahassee, FL..     1,078    188     1,693          --        --          188     1,693      1,881      32      1972    1998
Summerwind,
Reseda, CA.......     5,631    493     2,990          138       757 (/5/)   493     3,885      4,378   2,383      1976   02/77
Sun Hollow, El
Paso, TX.........     4,713    385     4,159           75       695 (/5/)   385     4,929      5,314   2,591      1977   09/79
Sunset, Odessa,
TX...............     1,856    345     1,382          --        --          345     1,382      1,727      29      1981    1998
Tanglewood,
Arlington
Heights, IL......    28,537  5,682    18,340        3,797     4,384 (/5/) 5,682    26,521     32,203  15,166      1974   03/78
Timber Creek,
Omaha, NE........     4,786    154     2,327          673       937 (/5/)   154     3,937      4,091   2,135      1974   10/78
Valley Hi,
Tallahassee, FL..       913     92       834          --        --           92       834        926      21      1980    1998
Villa Del Mar,
Wichita, KS......     3,794    387     3,134          116       527 (/5/)   387     3,777      4,164   1,877      1971   10/81
Villager, Ft.
Walton, FL.......       553    125     1,122          --        --          125     1,122      1,247      21      1972    1998
Villas, Plano,
TX...............     5,634    516     3,948          607       824 (/5/)   516     5,379      5,895   2,873      1977   04/79
Waters Edge III,
Gulfport, MS.....     3,866    331     1,324          --        --          331     1,324      1,655      17      1968    1998
Westwood, Mary
Ester, FL........     2,562    318     2,876          --        --          318     2,876      3,194      72      1972    1998
Westwood Parc,
Tallahassee, FL..     1,419    165     1,483          --        --          165     1,483      1,648      37      1974    1998
Whispering Pines,
Canoga Park, CA..     2,273    311     1,255          163       437 (/5/)   311     1,855      2,166     217      1977   12/93
Whispering Pines,
Topeka, KS.......     6,131    228     4,330        1,097     1,060 (/5/)   228     6,487      6,715   3,411      1972   02/78
White Pines,
Tallahassee, FL..       405     75       671          --        --           75       671        746      13      1974    1998
Windridge,
Austin, TX.......    11,149    711     5,812        1,665     1,851 (/5/)   711     9,328     10,039   5,299      1974   09/78
Windsor Tower,
Ocala, FL........     1,168    225     2,031          --        --          225     2,031      2,256      38      1982    1998
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Regency, Lincoln,
NE...............   7-40 years
Regency, Tampa,
FL...............  10-40 years
Regency Falls,
San Antonio, TX..   7-40 years
Rockborough,
Denver, CO.......   7-40 years
Rolling Hills,
Tallahassee, FL..  10-40 years
Santa Fe, Kansas
City, MO.........   7-40 years
Seville,
Tallahassee, FL..  10-40 years
Shadowood,
Addison, TX......   7-40 years
Sherwood Glen,
Urbandale, IA....   7-40 years
Stonebridge,
Florissant, MO...   7-40 years
Stonegate,
Tallahassee, FL..  10-40 years
Summerwind,
Reseda, CA.......   7-40 years
Sun Hollow, El
Paso, TX.........   7-40 years
Sunset, Odessa,
TX...............  10-40 years
Tanglewood,
Arlington
Heights, IL......   7-40 years
Timber Creek,
Omaha, NE........   5-40 years
Valley Hi,
Tallahassee, FL..  10-40 years
Villa Del Mar,
Wichita, KS......   7-40 years
Villager, Ft.
Walton, FL.......  10-40 years
Villas, Plano,
TX...............   7-40 years
Waters Edge III,
Gulfport, MS.....  10-40 years
Westwood, Mary
Ester, FL........  10-40 years
Westwood Parc,
Tallahassee, FL..  10-40 years
Whispering Pines,
Canoga Park, CA..   7-40 years
Whispering Pines,
Topeka, KS.......   7-40 years
White Pines,
Tallahassee, FL..  10-40 years
Windridge,
Austin, TX.......   7-40 years
Windsor Tower,
Ocala, FL........  10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                        Cost
                                                    Capitalized
                                                   Subsequent to             Gross Amounts of Which
                               Initial Cost         Acquisition              Carried at End of Year    Accumu-
                            ------------------- --------------------       ---------------------------  lated    Date of
                    Encum-          Building &                                     Building &    (1)   Depreci- Construc-   Date
Property/Location  brances   Land  Improvements Improvements  Other         Land  Improvements  Total   ation     tion    Acquired
-----------------  --------------- ------------ ------------ -------       ------ ------------ ------- -------- --------- --------
                                                                   (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Windtree I & II,
Reseda, CA.......  $  5,120 $  460   $ 2,739       $ 181     $   666 (/5/) $  460   $ 3,586    $ 4,046  $2,157    1976     11/76
Woodlake,
Carrollton, TX...     8,826    585     5,848       1,041       1,214 (/5/)    585     8,103      8,688   4,080    1979     08/78
Woodsong II,
Smyrna, GA.......     5,887    322     3,705         340         870 (/5/)    322     4,915      5,237   3,203    1975     08/80
Woodstock,
Dallas, TX.......     5,654    888     5,193         417         933 (/5/)    888     6,543      7,431   3,531    1977     12/78
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Windtree I & II,
Reseda, CA.......   7-40 years
Woodlake,
Carrollton, TX...   7-40 years
Woodsong II,
Smyrna, GA.......   7-40 years
Woodstock,
Dallas, TX.......   7-40 years

Office Building
56 Expressway,
Oklahoma City,
OK...............       --     406     3,976         627      (2,386)(/3/)    406     2,454      2,860   1,934    1981     03/82
                                                                 237 (/5/)
Executive Court,
Memphis, TN......       --     271     2,099         732         232 (/5/)    271     3,063      3,334   1,643    1980     09/82
Marina Playa,
Santa Clara CA...     7,970  1,237     4,339       5,303       2,421 (/5/)  1,237    12,063     13,300   6,360    1972     12/76
Melrose Business
Park, Oklahoma
City, OK.........       --     367     2,674         240      (1,000)(/3/)    367     2,105      2,472   1,372    1980     03/82
                                                                 191 (/5/)
One Hickory
Center, Farmers
Branch, TX.......     5,348    335       --        7,815         --           335     7,815      8,150      15    1998       --
Rosedale Towers,
Roseville, MN....     2,726    665     3,769       1,116         --           665     4,885      5,550   1,374    1974      1990
University
Square,
Anchorage, AK....       --     562     3,276         186      (1,875)(/3/)    562     1,695      2,257   1,398    1981     12/81
                                                                 108 (/5/)
Office Building
56 Expressway,
Oklahoma City,
OK...............   7-40 years
Executive Court,
Memphis, TN......   5-40 years
Marina Playa,
Santa Clara CA...   5-40 years
Melrose Business
Park, Oklahoma
City, OK.........   5-40 years
One Hickory
Center, Farmers
Branch, TX.......  10-40 years
Rosedale Towers,
Roseville, MN....  10-40 years
University
Square,
Anchorage, AK....   5-40 years

Shopping Centers
Collection,
Denver, CO.......    15,161    --     20,210          64         --           --     20,274     20,274     682     --       1997
Cross County
Mall, Mattoon,
IL...............     7,031    608     6,468       6,130       1,103 (/5/)    608    13,701     14,309   7,899    1971     08/79
Cullman, Cullman,
AL...............       496    400     1,830         160         290 (/5/)    400     2,280      2,680   1,203    1979     02/79
Harbor Plaza,
Aurora, CO.......     1,781    817     2,587         380         167 (/5/)    817     3,134      3,951   1,787    1979     09/81
Katella Plaza,
Orange, CA.......     1,257    --      2,844         504         274 (/5/)    --      3,622      3,622   2,203    1971     12/80
Oaktree Shopping
Village, Lubbock,
TX...............     1,507    192     1,431           7         --           192     1,438      1,630     115    1981      1995
Preston Square,
Dallas, TX.......     2,538    389     1,555       1,559         --           389     3,114      3,503      70     --       1997
Regency Point,
Jacksonville,
FL...............     2,045    647     5,156       2,391         660 (/5/)  1,792     7,062      8,854   2,785    1982     06/84
Westwood,
Tallahassee,
FL...............       450    --      5,424       1,017         522 (/6/)    522     7,377      7,899   3,056    1980     10/83
                                                                 936 (/5/)
Shopping Centers
Collection,
Denver, CO.......  10-40 years
Cross County
Mall, Mattoon,
IL...............   5-40 years
Cullman, Cullman,
AL...............   7-40 years
Harbor Plaza,
Aurora, CO.......   7-40 years
Katella Plaza,
Orange, CA.......   7-40 years
Oaktree Shopping
Village, Lubbock,
TX...............  10-40 years
Preston Square,
Dallas, TX.......  10-40 years
Regency Point,
Jacksonville,
FL...............   5-40 years
Westwood,
Tallahassee,
FL...............   5-40 years


                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                              Cost
                                                          Capitalized
                                                         Subsequent to         Gross Amounts of Which
                                     Initial Cost         Acquisition          Carried at End of Year     Accumu-
                                 -------------------- --------------------  -----------------------------  lated    Date of
                    Encum-                Building &                                 Building &    (1)    Depreci- Construc-
Property/Location  brances        Land   Improvements Improvements  Other    Land   Improvements  Total    ation     tion
-----------------  -----------   ------- ------------ ------------ -------  ------- ------------ -------- -------- ---------
                                                                    (dollars in thousands)
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......  $ 25,010      $ 4,824   $  5,184     $14,109    $   --   $ 4,824   $ 24,117   $ 19,293 $  2,461   1965/
                                                                                                                      1986
                              Life on
                               Which
                            Depreciation
                             In Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......    1992   10-40 years

Hotels
Best Western
Hotel,
Virginia Beach,
VA...............     4,902        1,521      6,082         865        --     1,521      8,468      6,947      527    1983
Continental
Hotel, Las Vegas,
NV...............    14,551        8,169      8,850         --         --     8,169     17,019      8,850      166     --
AKC Holiday Inn,
Kansas City, MO..     8,808        1,110      4,535       2,437        --     1,110      8,082      6,972    1,879    1974
Piccadilly
Airport, Fresno,
CA...............     5,258          --       7,834         161        --       --       7,995      7,995      235    1970
Piccadilly
Chateau, Fresno,
CA...............     2,213          --       3,906         --         (33)     --       3,873      3,873      116    1989
Piccadilly Shaws,
Fresno, CA.......     6,106        2,392      9,567         430        --     2,392      9,997     12,389      294    1973
Piccadilly
University,
Fresno, CA.......     5,938          --      12,011         --        (163)     --      11,848     11,848      347    1984
Quality Inn,
Denver, CO.......     3,946          --         302       2,313        --       --       2,615      2,615      246    1974
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    12,366        4,049     16,195       1,206        --     4,049     17,401     21,450      674    1973
Hotels
Best Western
Hotel,
Virginia Beach,
VA...............    1996   10-40 years
Continental
Hotel, Las Vegas,
NV...............    1998   10-40 years
AKC Holiday Inn,
Kansas City, MO..    1993   10-40 years
Piccadilly
Airport, Fresno,
CA...............    1997   10-40 years
Piccadilly
Chateau, Fresno,
CA...............    1997   10-40 years
Piccadilly Shaws,
Fresno, CA.......    1997   10-40 years
Piccadilly
University,
Fresno, CA.......    1997   10-40 years
Quality Inn,
Denver, CO.......    1994   10-40 years
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    1997   10-40 years

Single Family
Residence
Tavel Circle,
Dallas, TX.......       139           53        214         --         --        53        214        267       14
                   --------      -------   --------     -------    -------  -------   --------   -------- --------
                    527,646       70,290    452,672      82,440     55,600   71,957    589,045    661,002  208,396
Single Family
Residence
Tavel Circle,
Dallas, TX.......


Properties Held
for Sale
Land
Atlanta, Atlanta,
GA...............     2,250       11,052        --          --      (3,329)   7,723        --       7,723      --      N/A
Bad Lands,
Duchesne, UT.....       --            25        --          --         --        25        --          25      --      N/A
Bonneau, Dallas
County, TX.......     1,005        1,102        --          --         --     1,102        --       1,102      --      N/A
Chase Oaks,
Plano, TX........     2,000        4,511        --          --      (1,607)   2,904        --       2,904      --      N/A
Croslin, Dallas,
TX...............       260          327        --          --         --       327        --         327      --      N/A
Dalho, Farmers
Branch, TX.......       300          331        --          --         --       331        --         331      --      N/A
Desert Wells,
Palm Desert, CA..    10,000       12,846        --          --         --    12,846        --      12,846      --      N/A
Dowdy, Collin
County, TX.......       -- (/7/)   1,949        --          --         --     1,949        --       1,949      --      N/A
Properties Held
for Sale
Land
Atlanta, Atlanta,
GA...............    1990           --
Bad Lands,
Duchesne, UT.....    1992           --
Bonneau, Dallas
County, TX.......    1998           --
Chase Oaks,
Plano, TX........    1997           --
Croslin, Dallas,
TX...............
Dalho, Farmers
Branch, TX.......    1997           --
Desert Wells,
Palm Desert, CA..    1998           --
Dowdy, Collin
County, TX.......    1997           --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                             Cost
                                                         Capitalized
                                                        Subsequent to              Gross Amounts of Which
                                    Initial Cost         Acquisition               Carried at End of Year    Accumu-
                                -------------------- --------------------       ----------------------------  lated    Date of
                   Encum-                Building &                                      Building &    (1)   Depreci- Construc-
Property/Location  brances       Land   Improvements Improvements  Other         Land   Improvements  Total   ation     tion
-----------------  -------      ------- ------------ ------------ -------       ------- ------------ ------- -------- ---------
                                                                   (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Eldorado
Parkway, Collin
County, TX......   $   624      $ 1,015     $--          $--      $   --        $ 1,015     $--      $ 1,015   $--       N/A
FRWM Cummings,
Farmers Branch,
TX..............       --         1,284      --           --          --          1,284      --        1,284    --       N/A
Hollywood
Casino, Farmers
Branch, Texas...     7,474       11,581      --           --          --         11,581      --       11,581    --       N/A
HSM, Farmers
Branch, TX......       -- (/7/)   2,361      --           --          --          2,361      --        2,361    --       N/A
Jeffries Ranch,
Oceanside, CA...     1,084        1,178      --           --          --          1,178      --        1,178    --       N/A
JHL Connell,
Carrollton, TX..       --         1,451      --           --          --          1,451      --        1,451    --       N/A
Katrina, Palm
Desert, CA......    15,181       40,211      --           --          --         40,211      --       40,211    --       N/A
Katy Road,
Harris County,
TX..............     9,194        5,920      --           --          --          5,920      --        5,920    --       N/A
Keller, Tarrant
County, TX......     5,000        6,897      --           --          (50)        6,847      --        6,847    --       N/A
Lacy Longhorn,
Farmers Branch,
TX..............     1,350        1,908      --           --          --          1,908      --        1,908    --       N/A
Las Colinas I,
Las Colinas,
TX..............     7,626       14,076      --           --       (4,155)(/4/)   9,921      --        9,921    --       N/A
Lewisville,
Lewisville, TX..       -- (/7/)   4,195      --           --       (4,195)(/4/)     --       --          --     --       N/A
Marine Creek,
Fort Worth, TX..     1,400        2,366      --           --          --          2,366      --        2,366    --       N/A
McKinney Corners
I,
Collin County,
TX..............    20,700        3,686      --           --          --          3,686      --        3,686    --       N/A
McKinney Corners
II,
Collin County,
TX..............       -- (/7/)   5,911      --           --          --          5,911      --        5,911    --       N/A
McKinney Corners
III,
Collin County,
TX..............       -- (/7/)     954      --           --          --            954      --          954    --       N/A
McKinney Corners
IV,
Collin County,
TX..............       -- (/7/)   2,679      --           --          --          2,679      --        2,679    --       N/A
McKinney Corners
V,
Collin County,
TX..............       -- (/7/)   1,117      --           --          --          1,117      --        1,117    --       N/A
Mason/Goodrich,
Houston, TX.....     3,723       10,983      --           --          --         10,983      --       10,983    --
Mendoza, Dallas,
TX..............       153          192      --           --          --            192      --          192    --
Messick, Palm
Springs, CA.....     2,500        3,610      --           --          --          3,610      --        3,610    --       N/A
Pantex, Collin
County, TX......     4,548        5,759      --           --          --          5,759      --        5,759    --       N/A
Parkfield,
Denver, CO......     4,825        9,112      --           190      (1,858)        7,254      190       7,444    --       N/A
                              Life on
                               Which
                            Depreciation
                             In Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
Eldorado
Parkway, Collin
County, TX......     1998       --
FRWM Cummings,
Farmers Branch,
TX..............     1998       --
Hollywood
Casino, Farmers
Branch, Texas...     1997       --
HSM, Farmers
Branch, TX......     1998       --
Jeffries Ranch,
Oceanside, CA...     1996       --
JHL Connell,
Carrollton, TX..     1998       --
Katrina, Palm
Desert, CA......     1998       --
Katy Road,
Harris County,
TX..............     1997       --
Keller, Tarrant
County, TX......     1997       --
Lacy Longhorn,
Farmers Branch,
TX..............     1997       --
Las Colinas I,
Las Colinas,
TX..............     1995       --
Lewisville,
Lewisville, TX..     1996       --
Marine Creek,
Fort Worth, TX..     1998       --
McKinney Corners
I,
Collin County,
TX..............     1997       --
McKinney Corners
II,
Collin County,
TX..............     1997       --
McKinney Corners
III,
Collin County,
TX..............     1997       --
McKinney Corners
IV,
Collin County,
TX..............     1997       --
McKinney Corners
V,
Collin County,
TX..............     1997       --
Mason/Goodrich,
Houston, TX.....
Mendoza, Dallas,
TX..............
Messick, Palm
Springs, CA.....     1998       --
Pantex, Collin
County, TX......     1997       --
Parkfield,
Denver, CO......     1996       --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                               Cost
                                                            Capitalized
                                                           Subsequent to               Gross Amounts of Which
                                     Initial Cost           Acquisition                Carried at End of Year     Accumu-
                                 --------------------- ---------------------       ------------------------------  lated
                    Encum-                 Building &                                        Building &    (1)    Depreci-
Property/Location  brances         Land   Improvements Improvements  Other           Land   Improvements  Total    ation
-----------------  --------      -------- ------------ ------------ --------       -------- ------------ -------- --------
                                                                      (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Palm Desert,
Palm Desert,
CA..............   $    --       $ 12,592   $   --       $   --     $(12,592)(/4/) $    --    $   --     $    --  $   --
Pioneer
Crossing,
Austin, TX......     13,823        23,255       --           --          --          23,255       --       23,255     --
Plano Parkway,
Plano, TX.......      8,918        11,493       --           --          --          11,493       --       11,493     --
Rasor, Plano,
TX..............      9,500        15,316       --           --       (9,181)(/4/)    6,135       --        6,135     --
Rivertrails I,
Ft. Worth, TX..-        --          1,139       --           --       (1,126)            13       --           13     --
Santa Clarita,
Santa Clarita,
CA..............      1,075         1,488       --           --          (82)(/4/)    1,406       --        1,406     --
Scoggins,
Tarrant County,
TX..............      1,698         3,439       --           --          --           3,439       --        3,439     --
Scout, Tarrant
County, TX .....      3,208         2,388       --           --          --           2,388       --        2,388     --
Stagliano,
Farmers Branch,
TX..............        500           566       --           --          --             566       --          566     --
Stone Meadows,
Houston, TX.....      1,120         1,916       --           195         --           1,916       195       2,111     --
Thompson,
Farmers Branch,
TX..............      1,350           948       --           --          --             948       --          948     --
Thompson II,
Dallas County,
TX..............        --            505       --           --          --             505       --          505     --
Tomlin, Farmers
Branch, TX......      1,350         1,878       --           --          --           1,878       --        1,878     --
Treefarm--LBJ,
Dallas County,
TX..............        -- (/7/)    2,568       --           --          --           2,568       --        2,568     --
Valley Ranch,
Irving, TX......        -- (/7/)   16,592       --           --      (10,133)(/4/)    2,543       --        2,543     --
                                                                      (3,916)(/3/)
Valley Ranch
III, Irving,
TX..............      1,330         2,248       --           --          --           2,248       --        2,248     --
Valley Ranch IV,
Irving, TX......      1,533         2,187       --           --          --           2,187       --        2,187     --
Valwood, Dallas,
TX..............     13,350        13,969       --           --         (335)(/4/)   13,634       --       13,634     --
Van Cattle,
McKinney, TX....      1,471         2,092       --           --          --           2,092       --        2,092     --
Vineyards,
Grapevine, TX...      3,430         4,982       --           --          --           4,982       --        4,982     --
Vista Business
Park,
Travis County,
TX..............      2,261         3,281       --           --          --           3,281       --        3,281     --
Vista Ridge,
Lewisville, TX..     12,592        16,322       --           --          --          16,322       --       16,322     --
Walker, Dallas
County, TX......     14,827        13,534       --           --          --          13,534       --       13,534     --
                                        Life on
                                         Which
                                      Depreciation
                                       In Latest
                    Date of            Statement
                   Construc-   Date   of Operation
Property/Location    tion    Acquired is Computed
-----------------  --------- -------- ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
Palm Desert,
Palm Desert,
CA..............      N/A      1997       --
Pioneer
Crossing,
Austin, TX......      N/A      1997       --
Plano Parkway,
Plano, TX.......
Rasor, Plano,
TX..............      N/A      1997       --
Rivertrails I,
Ft. Worth, TX..-      N/A      1991       --
Santa Clarita,
Santa Clarita,
CA..............      N/A      1997       --
Scoggins,
Tarrant County,
TX..............      N/A      1998       --
Scout, Tarrant
County, TX .....      N/A      1997       --
Stagliano,
Farmers Branch,
TX..............      N/A      1997       --
Stone Meadows,
Houston, TX.....
Thompson,
Farmers Branch,
TX..............      N/A      1997       --
Thompson II,
Dallas County,
TX..............      N/A      1998       --
Tomlin, Farmers
Branch, TX......      N/A      1997       --
Treefarm--LBJ,
Dallas County,
TX..............      N/A      1997       --
Valley Ranch,
Irving, TX......      N/A      1996       --
Valley Ranch
III, Irving,
TX..............      N/A      1997       --
Valley Ranch IV,
Irving, TX......      N/A      1998       --
Valwood, Dallas,
TX..............      N/A      1996       --
Van Cattle,
McKinney, TX....
Vineyards,
Grapevine, TX...      N/A      1997       --
Vista Business
Park,
Travis County,
TX..............      N/A      1998
Vista Ridge,
Lewisville, TX..      N/A      1998       --
Walker, Dallas
County, TX......      N/A      1998       --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                          Cost
                                                       Capitalized
                                                      Subsequent to          Gross Amounts of Which
                                Initial Cost           Acquisition           Carried at End of Year     Accumu-
                            --------------------- ---------------------  ------------------------------  lated    Date of
                    Encum-            Building &                                   Building &    (1)    Depreci- Construc-
Property/Location  brances    Land   Improvements Improvements  Other      Land   Improvements  Total    ation     tion
-----------------  -------- -------- ------------ ------------ --------  -------- ------------ -------- -------- ---------
                                                                      (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Yorktown, Harris
County, TX......   $  3,975 $  8,381   $    --      $   --     $    --   $  8,381   $    --    $  8,381 $    --     N/A
Other (7
properties).....        --       807        --          --          --        807        --         807      --     N/A
                   -------- --------   --------     -------    --------  --------   --------   -------- --------
                    198,508  334,465        --          385     (52,549)  281,916        385    282,301      --
                   -------- --------   --------     -------    --------  --------   --------   -------- --------
                   $726,154 $404,755   $452,672     $82,825    $  3,051  $353,873   $589,430   $943,303 $208,396
                   ======== ========   ========     =======    ========  ========   ========   ======== ========
                              Life on
                               Which
                            Depreciation
                             In Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
Yorktown, Harris
County, TX......      1998      --
Other (7
properties).....   Various      --

----
(1) The aggregate cost for federal income tax purposes is $756.0 million.
(2) Does not include discounts and mortgages payable totaling $13,781 on real estate which has been sold but for which the Partnership remains liable on the underlying mortgage note.
(3) Writedown of property to estimated net realizable value.
(4) Cost basis assigned to portion of property sold.
(5) Purchase accounting basis adjustment to Partnership properties.
(6) Acquisition of ground lease.
(7) Pledged as collateral on a loan primarily secured by another parcel of land.

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................. $307,833  $128,366  $ 70,495
  Additions
    Partnership properties........................  425,813       --        --
    Acquisitions and improvements.................  230,549   201,955    61,649
    Foreclosures..................................   17,019    20,226       --
  Deductions
    Sales of real estate..........................  (37,911)  (42,714)   (3,778)
                                                   --------  --------  --------
Balance at December 31,........................... $943,303  $307,833  $128,366
                                                   ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................. $  5,380  $  9,331  $  7,744
  Additions
    Depreciation..................................    5,246     2,244     1,587
    Partnership properties........................  197,770       --        --
  Deductions
    Sales of real estate..........................      --     (6,195)      --
                                                   --------  --------  --------
Balance at December 31,........................... $208,396  $  5,380  $  9,331
                                                   ========  ========  ========

                                                                     SCHEDULE IV

                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                      Principal Amount of
                                                   Periodic                         Face    Carrying    Loan Subject to
                         Interest Maturity         Payment                 Prior  Amount of Amount of Delinquent Principal
Description              Rate (1) Date (1)          Terms                  Liens  Mortgages Mortgages     or Interest
-----------              -------- -------- ------------------------        ------ --------- --------- --------------------
                                                                                       (dollars in thousands)
FIRST MORTGAGE LOANS

Banc Boston............    8.75%   02/14   Principal and interest          $  --   $    63   $   17          $  --
                                           monthly.
Secured by a
condominium in
Fort Lauderdale, FL.

Centura Holdings,         15.00%   08/00   All principal and                  --     6,020    6,020             --
LLC(/3/)...............                    interest due
Secured by 6.4 acres of                    at maturity.
developed land in
Dallas, TX.

Centura Tower, Ltd. ...   12.00%   01/03   Payments based on net              --    23,796    7,975             --
                                           revenues
Secured by 2.244 acres                     after the land is
of undeveloped land in                     developed.
Dallas, TX, on which an
office building is
being built.

Cuchara Partners, Ltd.    16.00%   06/99   All principal and                  --     4,163    4,163             --
and Ski Rio Partners,                      interest due
Ltd.(3)................
Secured by                                 at maturity.
approximately 1,000
acres of land in
Huerfano County, CO and
a promissory note
secured by 2,623 acres
of land in Taos, NM.

Dallas Parkway            14.00%   08/99   Monthly interest only.             --     2,800    2,950           2,950
Properties, Inc........
Secured by an office
building in Addison,
TX.

Ellis Development         14.00%   08/99   All principal and                  --       946      942             --
Company, Inc...........                    interest are due
Secured by 4.5 acres of                    at maturity.
land in Abilene, TX;
collateral assignment
of a $220,000 note; and
the guarantees of the
borrowers.

Highway 544 Partners,     18.00%   04/99   Quarterly interest only            --     1,500    1,450             --
L.P.(/3/)..............                    at 12% per
Secured by 49 acres of                     annum, with deferred
undeveloped land in                        interest paid annually
Plano, TX, a pledge of                     in April.
100% of the partnership
interest and the
personal guarantee of
the owner of Highway
Partner's general
partner.

Stratford & Graham        15.00%   07/99   All principal and                  --     3,450    3,820             --
Developers,                                interest due
L.L.C.(/3/)............
Secured by 1,485 acres                     at maturity or upon
of undeveloped land in                     sale.
Riverside County, CA.

Varner Road Partners,     15.00%   11/99   All principal and                  --     2,150    2,112             --
L.L.C.(/3/)............                    interest due
Secured by 129.77 acres                    at maturity or upon
of land in Riverside                       sale.
County, CA.

WRAPAROUND MORTGAGE
LOAN

Bridgeview.............    9.00%   02/00   Monthly interest only.           2,472    5,500    5,391           5,500
                                           May prepay
Secured by shopping         to             up to 25% of the wrap
center in La Crosse,      9.50%            equity upon 60 days
WI.                                        written notice without penalty.


                                                                     SCHEDULE IV
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                  Principal Amount of
                                                      Periodic                  Face    Carrying    Loan Subject to
                          Interest  Maturity          Payment          Prior  Amount of Amount of Delinquent Principal
Description               Rate (1)  Date (1)           Terms           Liens  Mortgages Mortgages     or Interest
-----------               -------- ---------- ------------------------ ------ --------- --------- --------------------
                                                                                   (dollars in thousands)
JUNIOR MORTGAGE LOANS

JNC Enterprises, Ltd.--    14.00%    10/99    All principal and        $  --   $ 1,045   $ 1,045         $  --
Field St.(/2/)..........                      interest are due
Secured by a second lien                      at maturity.
on 3.5 acres of land in
Dallas, TX.

JNC Enterprises, Ltd.--    14.00%    10/99    All principal and           --     2,100     2,083            --
Frisco Panther Partners,                      interest are due
Ltd.(/2/)...............
Secured by a second lien                      at maturity.
on 408.23 acres of land
in Frisco, TX.

JNC Enterprises, Ltd.--    12.00%    12/99    All principal and           --     5,000     3,250            --
Line of Credit(/2/).....                      interest are due
Secured by a second lien                      at maturity.
on 1,791 acres of land
in Denton County, TX and
a second lien on 220
acres of land in Tarrant
County, TX.

JNC Enterprises, Ltd.--    14.00%    10/99    All principal and           --     1,045     1,042            --
Summer St.(/2/).........                      interest are due
Secured by a second lien                      at maturity.
on 2.92 acres of land in
Dallas, TX.

Warwick Summit, Inc. ...   14.00%    12/99    All principal and           --     1,765     1,777            --
                                              interest are due
Secured by and a second                       at maturity.
lien on a shopping
center in Warwick, RI
and a pledge of stock.

OTHER

14875 Landmark(/3/).....   12.00%    12/99    Monthly interest only.      --     1,152     1,152            --
Secured by a pledge of
partnership interest in
Landmark which owns
commercial real estate
in Addison, TX.

Bordeaux Investments....   14.00%    12/99    All principal and           --     1,591     1,541            --
                                              interest are due
Secured by (i) a 100%                         at maturity.
limited partnership
interest in Bordeaux,
which owns a shopping
center in Oklahoma City,
OK; (ii) 100% of the
stock of Bordeaux
Investments One, Inc.,
which owns 6.5 acres of
undeveloped land in
Oklahoma City, OK; and
(iii) the personal
guarantees of the
Bordeaux partners.

D.C. Carter(/4/)........   13.50%  On Demand. On demand.                  --       594       594            --
Secured by partnership
interest.

JNC Enterprises, Ltd.--    12.00%    02/99    All principal and           --     3,700     3,680            --
Frisco Bridges(/2/).....                      interest are due
Secured by a pledge of a                      at maturity.
contract to purchase 387
acres of land in Collin
County, TX(2).


                                                                     SCHEDULE IV
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                Principal Amount of
                                                    Periodic                  Face    Carrying    Loan Subject to
                          Interest Maturity         Payment          Prior  Amount of Amount of Delinquent Principal
Description               Rate (1) Date (1)          Terms           Liens  Mortgages Mortgages     or Interest
-----------               -------- -------- ------------------------ ------ --------- --------- --------------------
                                                                                 (dollars in thousands)
OTHER--(Continued)

La Quinta Land Partners,   10.00%   11/98   All principal and        $  --   $   635   $   385         $  385
LLC.....................                    interest are due
Secured by interest                         at maturity.
bearing accounts held by
escrow agent pending
purchase of land in CA.

Mangione................   15.00%   02/99   All principal and           --       360       360            --
                                            interest are due
Secured by 1,100,000                        at maturity.
Class A limited
partnership units in a
company; which are
convertible into
preferred stock of a
publicly traded company.

Preston/Lomo Alto,         12.00%   11/99   Monthly interest only.      --     1,656     1,656            --
L.L.C...................
Secured by a pledge of
partnership interests in
two partnerships which
own commercial property
in Dallas and Plano, TX.

RB Land and Cattle,        10.00%   12/98   All principal and           --       350       365            365
LLC.....................                    interest are due
Secured by pledge of a                      at maturity.
note secured by a 7,200
acre ranch in Foard
County, TX

Tanglewood Partnership..  Variable  09/03   Interest only monthly.      --     3,400       --             --
Secured by a partnership
interest.

Ward(/3/)...............   12.00%   09/98   All principal and           --       700       740            --
                                            interest are due
Secured by a first lien                     at maturity.
on an oil, gas and
mineral lease in
Anderson County, TX and
by a second lien on a
ranch in Henderson
County, TX.
                                                                     ------  -------   -------         ------
                                                                     $2,472  $75,481    54,510         $9,200
                                                                     ======  =======                   ======
Interest receivable.....                                                                 2,648
Deferred gains..........                                                                (2,456)
Discounts...............                                                                   (72)
Allowance for estimated                                                                 (2,577)
losses..................
                                                                                       -------
                                                                                       $52,053
                                                                                       =======

----
(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1998. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.
(2) Cross-collateralized and cross-defaulted.
(3) Cross-collateral securing a $6.1 million note payable.
(4) Receivable from a partner in a partnership in which the Company is a 27% limited partner.

                                                                     SCHEDULE IV
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                      1998      1997     1996
                                                    --------  --------  -------
                                                     (dollars in thousands)
Balance at January 1,.............................. $ 32,552  $ 56,745  $58,119

Additions
  New mortgage loans...............................      594     8,567      100
  Compounding of interest..........................      --          8      --
  Funding on existing loans........................                150      150
  Partnership mortgage loans.......................   53,899

Deductions
  Collections of principal.........................   (7,923)   (4,489)  (1,495)
  Note cancelled on repurchase of property.........   (1,300)      --       --
  Sale of notes receivable.........................     (599)  (16,985)     --
  Write-off of principal...........................      --     (2,723)    (129)
  Foreclosures.....................................  (22,713)   (8,721)     --
                                                    --------  --------  -------
Balance at December 31,............................ $ 54,510  $ 32,552  $56,745
                                                    ========  ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                               ----------------

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

   The affairs of American Realty Trust, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board of Directors and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

   The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliate" when used below with respect to a Director means that the Director is an officer, director or employee of the Advisor or an officer or employee of the Company. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

   KARL L. BLAHA: Age 51, Director (Affiliated) (since June 1996). President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993).

     Executive Vice President--Commercial Asset Management (since July 1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Syntek Asset Management, Inc. ("SAMI"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"); Director (since November 1998) of SAMI and (since October 1998) of Garden National Realty, Inc.; Director (since December 1998) and Executive Vice President and Director of Commercial Asset Management (since January
  1998) of NRLP Management Corp. ("NMC"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and a wholly-owned subsidiary of the Company; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM; Director and President (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"); Partner--Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; and Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark").

   ROY E. BODE: Age 51, Director (Independent) (since September 1996).

     Vice President of Public Affairs (since May 1992) of University of Texas Southwestern Medical Center; Editor (June 1988 to December 1991) of Dallas Times Herald; and Executive Board Member (since October 1996) of Yellow Rose Foundation for Multiple Sclerosis Research.

   COLLENE C. CURRIE: Age 50, Director (Independent) (since February 1999).

     Vice President and Senior Relationship Manager (since February 1996) of NationsBank Private Client Group of Dallas; Director (since April 1998) of NMC; Director of Marketing and Communications (October

  1993 to January 1999) of the Dallas Opera; and Business Transformation Consultant (August 1988 to October 1993) for IBM.

   AL GONZALEZ: Age 62, Director (Independent) (since 1989).

     President (since March 1991) of AGE Refining, Inc.; President (January 1988 to March 1991) of Moody-Day Inc.; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April 1990) of Avacelle, Inc. ("Avacelle"), which is 53% owned by the Company and 47% owned by BCM; Director (1988 to 1992) of Greenbriar Corp.; and member (1987 to 1989) of the Dallas City Council.

   CLIFF HARRIS: Age 50, Director (Independent) (since 1997).

     President (since 1995) of Energy Transfer Group, L.L.C.; Project Development Vice President (1990 to 1995) of Marsh & McLennan; Vice Chairman (1990 to 1997) of the Dallas Rehabilitation Institute; Director (since 1992) of Court Appointed Special Advocates; and Director (since
  1989) of the NFL Alumni Association.

   On March 18, 1992, Avacelle filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and an Order confirming its plan of Reorganization was entered October 18, 1993 by the United States Bankruptcy Court, Northern Division of Oklahoma. On April 21, 1997, Avacelle again filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Avacelle voluntarily dismissed the petition in 1998.

Board Meetings and Committees

   The Board of Directors held 17 meetings during 1998. For such year, no incumbent Director attended fewer than 75% of (1) the total number of meetings held by the Board during the period for which he or she had been a Director and (2) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served.

   The Board of Directors has an Audit Committee the function of which is to review the Company's operating and accounting procedures. The members of the Audit Committee are Messrs. Gonzalez (Chairman) and Bode. The Audit Committee met two times during 1998.

   The Board of Directors has a Stock Option Committee the function of which is to administer the Company's stock option plan. The members of the Stock Option Committee are Messrs. Bode, Gonzalez and Harris. The Stock Option Committee met once in 1998.

   The Board of Directors does not have nominating or compensation committees.

Executive Officers

   The following persons, in addition to Karl L. Blaha, currently serve as executive officers of the Company: Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer, Steven K. Johnson, Executive Vice President--Residential Asset Management and Randall M. Paulson, Executive Vice President. Their positions with the Company are not subject to a vote of stockholders. The age, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk, Holland, Johnson and Paulson is set forth below.

   BRUCE A. ENDENDYK: Age 50, Executive Vice President (since January 1995).

     President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, CMET, IORI and TCI; Executive Vice President (since January 1998) of NMC; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November
  1990) of Southmark; and President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation.

   THOMAS A. HOLLAND: Age 56, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

     Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, SAMI, CMET, IORI and TCI; Secretary (since February 1997) of CMET, IORI and TCI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; and Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT.

   STEVEN K. JOHNSON: Age 41, Executive Vice President--Residential Asset Management (since August 1998).

     Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, SAMI, CMET, IORI and TCI; Executive Vice President--Residential Asset Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; Executive Vice President (December 1994 to August
  1998) of Garden Capital Management, Inc.; and Vice President (August 1991 to January 1993) of SHL Properties Realty Advisors, Inc. and SHL Acquisition Corporation II and III.

   RANDALL M. PAULSON: Age 52, Executive Vice President (since January 1995).

     President (since August 1995) and Executive Vice President (January 1995 to August 1995) of SAMI, CMET, IORI and TCI and (October 1994 to August
  1995) of BCM; Director (August 1995 to November 1998) of SAMI; President (since January 1998) of NMC; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; and President
  (1990) of Paulson Realty Group.

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

   ROBERT A. WALDMAN: Age 46, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET, IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

   DREW D. POTERA: Age 39, Vice President (since December 1996), Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991).

     Vice President (since December 1996) and Treasurer (since December 1990) of CMET, IORI and TCI; Treasurer (December 1990 to February 1994) of NIRT and VPT; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Vice President and Treasurer (since January 1998) of NMC; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (June 1985 to June 1990).

   In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1998. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

   Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by BCM, a contractual advisor under the supervision of the Board of Directors. The duties of the advisor include, among other things, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as consultant in connection with the Company's business plan and investment policy decisions made by the Board of Directors.

   BCM has served as advisor to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips, who served as Chairman of the Board and a Director of the Company until November 16, 1992 and who also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Blaha, President and a Director of the Company, serves as Executive Vice President-- Commercial Asset Management of BCM. Mr. Paulson, an Executive Vice President of the Company, also serves as President of BCM, SAMI, NMC, CMET, IORI and TCI. Gene E. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company. As of March 5, 1999, BCM owned 5,738,472 shares of the Company's Common Stock, approximately 54.3% of the shares then outstanding.

   The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Board of Directors approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $.50 per share.

   In addition to base compensation, BCM, or an affiliate of BCM, receives the following forms of additional compensation:

     (1) an acquisition fee for locating, leasing or purchasing real estate for the Company in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or
  (ii) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

     (2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

     (3) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to the Company arranged by BCM;

     (4) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets made under contracts entered into after April 15, 1989; and

     (5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by the Company for the fiscal year.

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

   Situations may develop in which the interests of the Company are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for the Company, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including CMET, IORI and TCI. BCM also performs certain administrative services for NRLP and NOLP, the operating partnership of NRLP, on behalf of NRLP's and NOLP's general partner, NMC, a wholly-owned subsidiary of the Company. The Advisory Agreement provides that BCM may also serve as advisor to other entities.

   As advisor, BCM is a fiduciary of the Company's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Certain Business Relationships."

   The directors and principal officers of BCM are set forth below:

    Mickey N. Phillips:     Director

    Ryan T. Phillips:       Director

    Randall M. Paulson:     President

                            Executive Vice President--Commercial Asset
    Karl L. Blaha:          Management

    Bruce A. Endendyk:      Executive Vice President

                            Executive Vice President and Chief Financial
    Thomas A. Holland:      Officer

    A. Cal Rossi, Jr.:      Executive Vice President

    Cooper B. Stuart:       Executive Vice President

    Clifford C. Towns, Jr.: Executive Vice President--Finance

    Dan S. Allred:          Senior Vice President--Land Development

    James D. Canon, III:    Senior Vice President--Portfolio Manager

                            Senior Vice President, General Counsel and
    Robert A. Waldman:      Secretary

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

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and
(3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of the Company's hotels, commercial properties and a merchandise mart to Carmel Realty, which is company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

   Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

ITEM 11. EXECUTIVE COMPENSATION

   The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of the Company who are also officers or employees of the Advisor are compensated by the Advisor. Such affiliated Directors and executive officers of the Company perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of compensation payable to BCM by the Company.

   The only direct remuneration paid by the Company is to those Directors who are not officers or employees of BCM or its affiliated companies. Until April 1, 1998, the Company compensated such Independent Directors at the rate of $5,000 per year, plus $500 per Board of Directors meeting attended and $300 per Audit Committee meeting attended. Effective April 1, 1998, the Company compensates Independent Directors at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $500. During 1998, $65,600 was paid to Independent Directors in total Directors' fees for all meetings as follows:
Roy E. Bode, $21,900; Al Gonzalez, $22,400; and Cliff Harris, $21,300.

   The Company's 1997 Stock Option Plan (the "Plan") was approved by stockholders at the annual meeting of stockholders held on January 19, 1998. At December 31, 1998, there were 276,750 options outstanding under the Plan.

Performance Graph

   The following graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1993 in shares of the Company's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.
                        [PERFORMANCE GRAPH APPEARS HERE]


                         1993   1994   1995   1996   1997   1998
                        ------ ------ ------ ------ ------ ------
  The Company           100.00 107.21 121.64 220.57 247.41 284.66
  DJ Equity Index       100.00 100.70 138.69 170.63 228.57 294.05
  DJ Real Estate Index  100.00  95.11 117.54 157.80 188.75 147.02

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than 5% of the shares of the Company's Common Stock as of the close of business on March 5, 1999.

                                            Amount and Nature of      Percent of
   Name and Address of Beneficial Owner     Beneficial Ownership      Class (1)
   ------------------------------------     --------------------      ----------
   Basic Capital Management, Inc. ........       5,738,472(/2/)         54.3%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Davister Corp. ........................       1,670,299(/3/)         15.8%
   10670 N. Central Expressway
   Suite 410
   Dallas, TX 75231

   Continental Mortgage and Equity Trust..         820,850(/4/)          7.8%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Ryan T. Phillips.......................       5,836,804(/2/)(/5/)    55.3%
   10670 N. Central Expressway
   Suite 600
   Dallas, Texas 75231

  --------
  (1) Percentages are based upon 10,561,586 shares outstanding as of March 5, 1999.
  (2) Includes 5,738,472 shares owned by BCM over which Ryan T. Phillips, a director of BCM, may be deemed to be a beneficial owner by virtue of his position as a director of BCM. Ryan T. Phillips disclaims beneficial ownership of such shares.
  (3) Each of the directors of Davister Corp., Ronald F. Akin and Ronald F. Bruce, may be deemed to be the beneficial owners by virtue of their positions as directors of Davister Corp. Messrs. Akins and Bruce disclaim beneficial ownership of such shares.
  (4) Each of the Trustees of CMET, Richard W. Douglas, Larry E. Harley, R. Douglas Leonhard, Murray Shaw, Ted P. Stokely, Martin L. White and Edward G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Trustees of CMET. The Trustees of CMET disclaim such beneficial ownership.
  (5) Includes 98,332 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

   Security Ownership of Management. The following table sets forth the ownership of shares of the Company's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of the Company, as of the close of business on March 5, 1999.

                                            Number of Shares        Percent of
   Name of Beneficial Owner                Beneficially Owned       Class (1)
   ------------------------           ----------------------------- ----------
   All Directors and Executive
    Officers as a group
    (9 persons)...................... 7,062,086(/2/)(/3/)(/4/)(/5/)   66.9%

  --------
  (1) Percentage is based upon 10,561,586 shares outstanding as of March 5, 1999.
  (2) Includes 820,850 shares owned by CMET over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of CMET. Also includes 195,732 shares owned by NOLP over which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers of NMC, the general partner of NOLP. The executive officers of the Company disclaim beneficial ownership of such shares.
  (3) Includes 5,738,472 shares owned by BCM over which the executive officers of the Company may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of the Company disclaim beneficial ownership of such shares.
  (4) Includes 2,432 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power and an additional 332 shares held by Mr. Holland in an individual retirement account.
  (5) Includes 500,000 shares owned by ND Investments, Inc., a wholly-owned subsidiary of the Company. Such shares are pledged as additional collateral for loans to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

   The By-laws of the Company as amended, provide, in accordance with Georgia law, that no contract or transaction between the Company and one or more of its Directors or officers, or between the Company and any other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for that reason, or solely because the Director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her votes are counted for such purpose, if one or more of the following three conditions are met: (1) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors constitute less than a quorum; (2) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by vote of such stockholders; or (3) the contract or transaction is fair to the Company as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof, or the stockholders.

   The Company's policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to the Company. Management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to the Company as other investments that could have been obtained.

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

Certain Business Relationships

   BCM, the Company's advisor, is a company of which Messrs. Blaha, Endendyk, Holland, Johnson and Paulson serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips.

   Mr. Paulson, an Executive Vice President of the Company, is the President of CMET, IORI and TCI, and owes fiduciary duties to such entities as well as to BCM under applicable law. CMET, IORI and TCI have the same relationship with BCM as does the Company. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Mr. Blaha, the President and a Director of the Company, is a director and Executive Vice President of NMC, the general partner of NRLP and NOLP.

   Since February 1, 1990, the Company has contracted with affiliates of BCM for property management services. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management of 15 of the Company's commercial properties (office buildings, shopping centers and a merchandise mart) and its hotels to Carmel Realty, which is a company owned by First Equity.

   Affiliates of BCM provide real estate brokerage services to the Company and receive brokerage commissions in accordance with the Advisory Agreement.

   The Company owns an equity interest in each of CMET, IORI, TCI and NRLP. In addition, CMET and NRLP own an equity interest in the Company. See ITEM 1. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Related Party Transactions

   BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. Such Class A units are convertible into Series D Cumulative Preferred Stock of the Company. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

   BCM has entered into put agreements with the holders of the Class A limited partner units of Valley Ranch Limited Partnership. Such Class A units are convertible into Series E Cumulative Convertible Preferred Stock of the Company which is further convertible into Common Stock of the Company. The put price for the Class A units is $1.00 per unit and the put price for either the Series E Preferred Stock or the Company's Common Stock is 80% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

   BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.L.C. Such Class A units are convertible into Series H Cumulative Convertible Preferred Stock of the Company. The put price for the Class A units is $1.00 per unit and the put price for either the Series H Preferred Stock or the Company's Common Stock is 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

   In August 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of CMET, IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $4.0 million. The Company received $2.0 million in net cash after the payment of various closing costs associated with the loan. The loan was paid in full from the proceeds of a new $4.0 million loan from another financial institution secured by a pledge of equity securities of CMET, IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value at the time of $10.4 million. The Company received $2.0 million in net cash after the payoff of the $2.0 million loan. In January 1998, lender made a second $2.0 million loan. This loan is also secured by a pledge Common Stock of the Company owned by BCM with a market value at the time of $4.7 million. The Company received $2.0 million in net cash. The loans mature in February 2000.

   In September 1996, the Company obtained a $2.0 million loan from a financial institution secured by a pledge of equity securities of CMET, IORI and TCI owned by the Company and Common Stock of the Company owned by BCM with a market value, at the time, of $9.1 million. The Company received $2.0 million in net cash after the payment of various closing costs. In October 1998, the lender advanced an additional $1.0 million, increasing the loan balance to $3.0 million. The loan matures in January 2000.

   In October 1997, the Company entered into leases with BCM and Carmel Realty for space at the One Hickory Center office building, construction of which was completed in December 1998. A certificate of occupancy is expected to be received in second quarter of 1999. The BCM lease, effective upon the completion of the building, is for 50,574 sq. ft. (approximately 50% of the building), has a term of ten years and provides for annual base rent of $974,000 per year for the first year or $19.25 per sq. ft. increasing to $1.3 million in the tenth year or $24.90 per sq. ft. The Carmel Realty lease, also effective upon completion of the building, is for 25,278 sq. ft. (approximately 25% of the building) has a term of 15 years, and provides for annual base rent of $487,050 per year for the first year or $19.25 per sq. ft. increasing to $964,000 in the fifteenth year or $38.15 per sq. ft. Rent under the lease has not commenced.

   Effective January 1, 1998, Carmel Realty entered into a master lease for 23,813 square feet of space at the Denver Merchandise Mart. The lease has a term of three years and provides for annual rent of $358,000 or $15.00 per sq. ft.

   In November 1998, the Company obtained a $95.0 million line of credit from Garden Capital, L.P. ("GCLP"), a partnership controlled by NOLP. The Company received fundings of $18.9 million in November 1998, $31.1 million in December 1998, and an additional $26.7 million in the first quarter of 1999. The line of credit is secured by second liens on the Company's Waters Edge III, Edgewater Gardens, Chateau Bayou and Sunset Apartments, Rosedale Towers Office Building, Katy Road land and the stock of its wholly-owned subsidiaries, NMC, the general partner of NRLP and NOLP, and ART Holdings, Inc., which owns 3,349,535 NRLP units of limited partner interest. The loan bears interest at 12% per annum, requires monthly interest only payments and matures in November 2003. The Company accounted for its investment in NRLP and NOLP under the equity method until December 1998 when NMC was elected general partner of NRLP and NOLP. As of December 31, 1998, the accounts of NRLP and NOLP are consolidated with those of the Company. The line of credit is eliminated in consolidation.

   In 1998, the Company paid BCM and its affiliates $3.8 million in advisory and mortgage servicing fees; $7.5 million in real estate brokerage commissions; $804,000 in loan arrangement fees and $1.6 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, in 1998 BCM received cost reimbursements from the Company of $1.8 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

  1. Consolidated Financial Statements

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets--December 31, 1998 and 1997

     Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

     Schedule III--Real Estate and Accumulated Depreciation

     Schedule IV--Mortgage Loans on Real Estate

       All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

  3. Incorporated Financial Statements

       Consolidated Financial Statements of National Realty, L.P.
    (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998).

       Consolidated Financial Statements of Continental Mortgage and Equity Trust (Incorporated by reference to Item 8 of Continental Mortgage and Equity Trust's Annual Report on Form 10-K for the year ended December 31, 1998).

       Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

       Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

  4. Exhibits

     The following documents are filed as Exhibits to this Report:

   Exhibit
   Number                              Description
   -------                             -----------
     3.0   Articles of Incorporation dated November 24, 1987 and By-laws dated
           December 30, 1987 of American Realty Trust, Inc. (incorporated by reference to Exhibits No. 3.1 and No. 3.1(a), respectively, to the
           Registrant's Registration Statement No. 33-19636 on Form S-4).

     3.1   Amendment to Articles of Incorporation dated September 15, 1989 of
           American Realty Trust, Inc. (incorporated by reference to Exhibit
           No. 3.2 to the Registrant's Registration Statement No. 33-19920 on
           Form S-11).


   Exhibit
   Number                              Description
   -------                             -----------
     3.2   Articles of Amendment dated December 10, 1990 to Articles of
           Incorporation of American Realty Trust, Inc. (incorporated by reference to Exhibit No. 3.4 to the Registrant's Current Report on
           Form 8-K dated December 5, 1990).

     3.3   Amended By-laws of American Realty Trust, Inc., dated December 11,
           1991. (incorporated by reference to Exhibit No. 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 1991).

     3.4   Articles of Amendment of the Articles of Incorporation of American
           Realty Trust, Inc. setting forth the Certificate of Designations,
           Preferences and Relative Participating or Optional or Other Special
           Rights, and Qualifications, Limitations on Restrictions thereof of Special Stock of Series C 10% Cumulative Convertible Preferred
           Stock, dated as of June 4, 1996 (incorporated by Reference to
           Exhibit 3.7 to the Registrant's Registration Statement No. 333-
           21591, dated February 11, 1997).

     3.5   Articles of Amendment of the Articles of Incorporation of American
           Realty Trust, Inc. setting forth the Certificate of Designations,
           Preferences and Relative Participating or Optional or Other Special
           Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series D 9.5% Cumulative Preferred Stock, dated as of August 2, 1996 (incorporated by Reference to Exhibit 3.8 to the
           Registrant's Registration Statement No. 333-21591, dated February
           11, 1997).

     3.6   Articles of Amendment of the Articles of Incorporation of American
           Realty Trust, Inc. setting forth the Certificate of Designations,
           Preferences and Relative Participating or Optional or Other Special
           Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series E 10% Cumulative Convertible Preferred
           Stock, dated as of December 3, 1996 (incorporated by Reference to
           Exhibit 3.9 to the Registrant's Registration Statement No. 333-
           21591, dated February 11, 1997).

     3.7   Articles of Amendment of the Articles of Incorporation of American
           Realty Trust, Inc. setting forth the Certificate of Designations,
           Preferences and Relative Participating or Optional or Other Special
           Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series F 10% Cumulative Convertible Preferred
           Stock, dated as of August 13, 1997, (incorporated by reference to Exhibit No. 3.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     3.8   Restated Articles of Amendment of the Articles of Incorporation of
           American Realty Trust, Inc. setting forth the Certificate of
           Designations, Preferences and Relative Participating or Optional or
           Other Special Rights, and Qualifications, Limitations or
           Restrictions thereof of Special Stock of Series G 10% Cumulative
           Convertible Preferred Stock, dated as of September 18, 1997
           (incorporated by reference to Exhibit No. 3.12 to the Registrant's
           Registration Statement No. 333-43777, dated January 6, 1998).

     3.9   Article of Amendment to the Articles of Incorporation of American
           Realty Trust, Inc. increasing the number of authorized shares of Common Stock to 100,000,000 shares, dated as of March 26, 1998
           (incorporated by reference to Exhibit 3.11 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997).

     3.10  Articles of Amendment to the Articles of Incorporation of American
           Realty Trust, Inc. increasing the number of authorized shares of Series G 10% Cumulative Convertible Preferred Stock to 12,000 shares, dated as of May 27, 1998 (incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 1, 1998 as filed
           June 25, 1998).


   Exhibit
   Number                               Description
   -------                              -----------
     3.11  Article of Amendment of the Articles of incorporation of American
           Realty Trust, Inc. setting forth the Certificate of Designations,
           Preferences and Relative Participating or Optional or Other Special
           Rights, and Qualifications, Limitations or Restrictions thereof of
           Special Stock of Series H 10% Cumulative Convertible Preferred
           stock, dated as of June 24, 1998 (incorporated by Reference to
           Exhibit 3.2 to the Registrant's Current Report on Form 8-K/A, dated
           May 1, 1998 as filed July 16, 1998).

     3.12  Amended and Restated Articles of Amendment of the Articles of
           Incorporation of American Realty Trust, Inc. setting forth the
           Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series F 10% Cumulative
           Convertible Preferred Stock, increasing the number of authorized shares, dated as of October 23, 1998 (incorporated by reference to Exhibit No. 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     3.13  Articles of Amendment of the Articles of Incorporation of American
           Realty Trust, Inc. deleting Certificate of Designation of special
           Stock of Series C 10% Cumulative Convertible Preferred Stock dated
           January 11, 1999, filed herewith.

    10.1   Amended and Restated Advisory Agreement between American Realty
           Trust, Inc. and Basic Capital Management, Inc., dated April 1, 1997
           (incorporated by reference to Exhibit No. 10.0 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

    10.2   Loan Servicing Agreement between American Realty Trust, Inc. and
           Basic Capital Management, Inc., formerly National Realty Advisors,
           Inc., dated as of October 4, 1989 (incorporated by reference to Exhibit No. 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

    21.0   Subsidiaries of the Registrant, filed herewith.

    27.0   Financial Data Schedule, filed herewith.

   (b) Reports on Form 8-K:

    None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Realty Trust, Inc.

                                                   /s/ Karl L. Blaha
                                          By: _________________________________
                                                       Karl L. Blaha
                                                   Director and President

Dated: March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Karl L. Blaha              Director and President       March 31, 1999
______________________________________
            Karl L. Blaha

         /s/ Roy E. Bode               Director                     March 31, 1999
______________________________________
             Roy E. Bode

      /s/ Collene C. Currie            Director                     March 31, 1999
______________________________________
          Collene C. Currie

         /s/ Al Gonzalez               Director                     March 31, 1999
______________________________________
             Al Gonzalez

         /s/ Cliff Harris              Director                     March 31, 1999
______________________________________
             Cliff Harris

      /s/ Thomas A. Holland            Executive Vice President     March 31, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                      For the Year Ended December 31, 1998

 Exhibit
 Number                              Description
 -------                             -----------
   3.13  Articles of Amendment of the Articles of Incorporation of American
         Realty Trust, Inc. deleting the Series C 10% Cumulative Convertible
         Preferred Stock.

  21.0   Subsidiaries of Registrant.

  27.0   Financial Data Schedule.