Form 10-K405/A
period 1998-12-31
AMERICAN REALTY TRUST INC
filed 1999-04-20
CIK 827165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 1998 in its entirety.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3

Item 2. Properties.......................................................    7

Item 3. Legal Proceedings................................................   29

Item 4. Submission of Matters to a Vote of Security Holders..............   29

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   29

Item 6. Selected Financial Data..........................................   32

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   32

Item 8. Consolidated Financial Statements and Supplementary Data.........   41

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   89

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   89

Item 11. Executive Compensation..........................................   95

Item 12. Security Ownership of Certain Beneficial Owners and Management..   97

Item 13. Certain Relationships and Related Transactions..................   99

                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-
 K.......................................................................  102

Signature Page...........................................................  105

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

Geographic Regions

                   [MAP OF GEOGRAPHIC REGIONS APPEARS HERE]
Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has 42 apartments, 4 commercial properties and 2 hotels in this region.
Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company has 20 apartments and 5 commercial properties in this region.
Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company has 24 apartments, 2 commercial properties and 1 hotel in this region.
Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company has 2 apartments, 3 commercial properties and 2 hotels in this region.
Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. The Company has 3 apartments, 3 commercial properties and 4 hotels in this region.
Excluded above are 59 parcels of improved and unimproved land and a single family residence, as described below.

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

   Types of Real Estate Investments. The Company's real estate consists of apartments, commercial properties (office buildings, shopping centers and a merchandise mart), hotels and improved and unimproved land. In selecting new real estate investments, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be acquired subject to, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of the Company's stockholders.

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

   In November 1998, the Company purchased two apartments with a total of 423 units in Indianapolis, Indiana for $7.2 million. The properties were acquired through a newly-formed controlled partnership. The partnership paid a total of $14,000 in cash, assumed $5.9 million in mortgage debt and issued $1.3 million in Class A limited partner units in the acquiring partnership, in which the Company is the Class B limited partner and a wholly-owned subsidiary of the Company is the Managing General Partner. The Class A limited partners are entitled to a preferred return of $.07 per annum per unit. The Class A units are exchangeable after November 18, 1999, into shares of Series F Cumulative Convertible Preferred Stock on the basis of ten units for each preferred share. The assumed mortgages bear interest at 9.95% per annum and 10.75% per annum, one requires monthly payments of interest and principal of $25,000 and matures in October 2012 and the other requires monthly interest only payments and matures in June 1999.

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

   Further in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners I, II, III, IV and V and Dowdy land in the amount of $20.7 million, receiving net cash of $5.9 million after paying off $2.5 million in existing mortgage debt, the paydown of $10.2 million on the Las Colinas I term loan and the payment of various closing costs. The new mortgage bore interest at 12% per annum, required monthly payments of interest only and matured in March 1999. A mortgage brokerage and equity refinancing fee of $207,000 was paid to BCM. The lender has agreed to extend its mature mortgage to January 2000, for a 2% fee and a paydown of any net refinancing proceeds received by the Company from refinancing the Williamsburg Hospitality House. All other terms would remain unchanged.

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

   In September 1998, the Company sold the remaining 10.5 acres of its BP Las Colinas land parcel for $4.7 million, receiving net cash of $1.8 million after paying off $2.6 million in mortgage debt and the payment of various closing costs. A real estate brokerage commission of $140,000 was paid to Carmel Realty. A gain of $3.4 million was recognized on the sale.

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

   As of December 31, 1998, the obligors on $594,000 or 1.1% of the mortgage notes receivable portfolio were affiliates of the Company. Also at that date, $9.2 million or 16.8% of the mortgage notes receivable portfolio were nonperforming.

   The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 1998), by geographic region, of the commercial properties that serve as collateral for the Company's mortgage notes receivable excluding $43.8 million of mortgage notes secured by unimproved land and other securities. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of the Company's mortgage notes receivable portfolio.

                                                                      Commercial
   Region                                                             Properties
   ------                                                             ----------
   Midwest...........................................................    53.8%
   Northeast.........................................................    17.4
   Southwest.........................................................    28.8
                                                                        -----
                                                                        100.0%

   A summary of the activity in the Company's mortgage notes receivable portfolio during 1998 is as follows:

   Loans in mortgage notes receivable portfolio at January 1, 1998..........  11*
   Partnership loans........................................................  24
   Loans funded.............................................................   1
   Loans collected in full..................................................  (6)
   Loans sold...............................................................  (3)
   Loan foreclosed..........................................................  (1)
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

   TCI has paid quarterly dividends since the fourth quarter of 1995. In 1998, the Company received a total of $1.9 million in dividends from TCI, including $1.2 million accrued in December 31, 1997.

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

             QUARTER ENDED                                        HIGH    LOW
             -------------                                       ------- ------
   March 31, 1999 (through March 5, 1999)....................... $17 3/8 $   16

   March 31, 1998...............................................      15     14
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

   In August 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred Stock consists of a maximum of 91,000 shares, none of which were outstanding at December 31, 1998. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable.

   In December 1996, the Company filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares, none of which were outstanding at December 31, 1998. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors, for periods prior to November 4, 1999 and $11.00 per year, $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. The Series E Preferred Stock is convertible into Common Stock of the Company at 80% of the average daily closing price of the Company's Common Stock on the prior 20 trading days. Only 37.50% of the Series E Preferred Stock may be converted prior to November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the Series E Preferred Stock may be converted, and the remainder can be converted on or after November 4, 2001.

   In August 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $10.00 per share. In October 1998, the Company filed Articles of Amendment to its Articles of Incorporation increasing the number of authorized shares of Series F Preferred Stock to 15,000,000. At December 31, 1998, 3,350,000 shares were outstanding and 1,948,797 shares were reserved for issuance as future consideration in various business transactions. Dividends are payable at the rate of $1.00 per share or $.25 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

   In September 1997, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series G 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series G Preferred Stock consists of a maximum of 11,000 shares, of which 1,000 shares were outstanding at December 31, 1998. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. 10,000 shares of the Series G Preferred Stock are reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock after October 6, 1999 and after October 6, 2000, into Common Stock of the Company at 90% of the average closing price of the Company's Common Stock for the prior 20 trading days.

   In June 1998, the Company filed Articles of Amendment to its Articles of Incorporation creating and designating a Series H 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $10.00 per share. The Series H Preferred Stock consists of a maximum of 231,750 shares, none of which were outstanding at December 31, 1998. Dividends are payable quarterly at the rate of $.70 per year until June 30, 1999, $.80 from July 1, 1999 through June 30, 2000, $.90 per year from July 1, 2000 through June 30, 2001 and $.10 per year July 1, 2001 and thereafter, to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock at any time after July 13, 1999. The Series H Preferred Stock may be converted into 25,000 shares of the Company's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 2002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
EARNINGS DATA
Revenue.................  $    87,086  $    57,031  $    41,522  $    22,952  $    23,070
Expense.................      165,111       90,252       52,601       28,314       26,490
                          -----------  -----------  -----------  -----------  -----------
(Loss) from operations..      (78,025)     (33,221)     (11,079)      (5,362)      (3,420)
Equity in income (loss)
 of investees...........       37,966       10,497        1,485         (851)         292
Gain on sale of real
 estate.................       17,254       20,296        3,659        2,594          379
                          -----------  -----------  -----------  -----------  -----------
(Loss) before
 extraordinary gain.....      (22,805)      (2,428)      (5,935)      (3,619)      (2,749)
Extraordinary gain......          --           --           381          783          323
                          -----------  -----------  -----------  -----------  -----------
Net (loss)..............      (22,805)      (2,428)      (5,554)      (2,836)      (2,426)
Preferred dividend
 requirement............       (1,177)        (206)        (113)         --           --
                          -----------  -----------  -----------  -----------  -----------
(Loss) applicable to
 Common shares..........  $   (23,982) $    (2,634) $    (5,667) $    (2,836) $    (2,426)
                          ===========  ===========  ===========  ===========  ===========
PER SHARE DATA
(Loss) before
 extraordinary gain.....  $     (2.24) $      (.22) $      (.46) $      (.31) $      (.23)
Extraordinary gain......          --           --           .03          .07          .03
                          -----------  -----------  -----------  -----------  -----------
Net (loss) applicable to
 Common shares..........  $     (2.24) $      (.22) $      (.43) $      (.24) $      (.20)
                          ===========  ===========  ===========  ===========  ===========
Dividends per Common
 share..................  $       .20  $       .20  $       .15  $       --   $       --
Weighted average shares
 outstanding............   10,695,388   11,710,013   12,765,082   11,716,656   12,208,876
                                                 December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........  $    52,053  $    25,526  $    48,485  $    49,741  $    45,664
Real estate, net........      734,907      302,453      119,035       59,424       47,526
Total assets............      918,605      433,799      239,783      162,033      137,362
Notes and interest
 payable................      768,272      261,986      127,863       61,163       45,695
Margin borrowings.......       35,773       53,376       40,044       34,017       26,391
Stockholders' equity....       38,272       63,453       47,786       53,058       55,894
Book value per share....  $       .44  $      3.53  $      3.74  $      4.53  $      4.77

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

   Net cash from operating activities decreased to a deficit of $23.0 million in 1998 from a deficit of $18.0 million in 1997. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

   Net cash from pizza operations (sales less cost of sales) decreased to $2.4 million in 1998 from $5.0 million in 1997. The decrease was due to higher labor and pizza ingredient costs, primarily cheese.

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

   Interest paid increased to $34.1 million in 1998 from $19.1 million in 1997. The increase was due to a full year of interest on the debt associated with the five hotels, two shopping centers and 24 parcels of land acquired in 1997 and with 36 apartments and 16 land parcels acquired in 1998.

   Advisory and servicing fees paid increased to $3.8 million in 1998 from $2.7 million in 1997. The increase is due to an increase in the Company's gross assets, the basis for such fee.

   General and administrative expenses paid increased to $8.5 million in 1998 from $7.8 million in 1997. The increase was primarily attributable to the general and administrative expenses of the Company's development subsidiary established in 1998.

   Other cash from operating activities decreased to a use of $5.5 million in 1998 from a use of $537,000 in 1997. The decrease was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

   Distributions from equity investees' increased to $10.3 million in 1998 from $5.7 million in 1997. Included in 1998 distributions, were special distributions totaling of $6.7 million from two equity investees. The special distributions were accrued at December 31, 1997, but were not paid until 1998.

   Distributions to minority interest holders increased to $3.2 million in 1998 from $2.1 million in 1997. These distributions represented preferred returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE 5. "REAL ESTATE" and NOTE 13. "PREFERRED STOCK."

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

   In 1998, the Company purchased a total of 2,497.1 acres of land in Palm Desert, California and Carrollton, Dallas County, Farmers Branch, Fort Worth, Houston, Irving, Lewisville, McKinney, Plano and Tarrant County, Texas, for a total of $141.6 million. The Company paid $30.3 million in cash and obtained mortgage or seller financing of $88.1 million and issued $23.2 million of Class A limited partner units in controlled consolidated partnerships.

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

   Management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

   1998 Compared to 1997. The Company reported a net loss of $22.8 million in 1998 as compared to a net loss of $2.4 million in 1997. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

   Sales and cost of sales were $28.9 million and $24.8 million in 1998 and $25.0 million and $20.0 million, in 1997. These items of revenue and cost relate to Pizza World Supreme, Inc. ("PWSI"). PWSI experienced lower profit margins in 1998 due to higher labor and pizza ingredient costs, primarily cheese. Cheese prices have declined since January 1, 1999.

   Rents increased to $63.5 million in 1998 from $29.1 million in 1997. Rent from commercial properties increased to $16.5 million in 1998 from $13.9 million in 1997, rent from hotels increased to $32.2 million in 1998 from $14.9 million in 1997 and rent from apartments was $14.2 million in 1998. The increase in rent from hotels was primarily attributable to a full year of operations of the five hotels acquired in 1997, the increase in rent from commercial properties was primarily attributable to a full year of operations of the two shopping centers acquired in 1997 and apartment rent was due to the 36 apartments acquired in 1998. The Company owned no apartments in 1997. Rental income is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Property operations expense increased to $49.2 million in 1998 from $24.2 million in 1997. Property operations expense for commercial properties of $9.7 million in 1998 approximated the $10.0 million in 1997, for hotels such expense increased to $24.4 million in 1998 from $11.2 million in 1997, for land it increased to $6.3 million in 1998 from $3.0 million in 1997 and for apartments was $8.8 million in 1998. The increase in hotel property operations expense was primarily due to a full year of operations of the five hotels acquired in 1997, the increase for land was primarily due to the 16 land parcels acquired in 1998. Property operations expense for apartments was due to the 36 apartments acquired in 1998. The Company owned no apartments in 1999. Property operations expense is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operation subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

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

   Other income decreased to a loss of $5.5 million in 1998 from income of $168,000 in 1997. This decrease was due to recognizing an unrealized loss on marketable equity securities of $6.1 million in 1998, compared to an unrealized loss of $850,000 in 1997. Also contributing to the decrease was a decrease in dividend income and net gains on sales of marketable equity securities of $15,000 and $260,000, respectively.

   Interest expense increased to $51.6 million in 1998 from $30.2 million in 1997. Of this increase, $7.5 million was due to a full year of interest on the debt secured by the five hotels, two shopping centers and 24 parcels of land acquired in 1997 and an additional $10.4 million was due to debt secured by 36 apartments and 16 parcels of land acquired in 1998. Interest on margin debt also increased by $1.5 million and deferred borrowing costs by $3.5 million. Interest is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Advisory and mortgage servicing fees increased to $3.8 million in 1998 from $2.7 million in 1997. The increase was attributable to the increase in the Company's gross assets, the basis for such fee. Such fee will continue to increase as the Company's gross assets increase.

   General and administrative expenses increased to $8.5 million in 1998 from $7.8 million in 1997. The increase was primarily attributable to the general and administrative expenses of a development subsidiary established in 1998. General and administrative expenses are expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

   Depreciation and amortization increased to $7.0 million in 1998 from $3.5 million in 1997. The increase was due to a full year of depreciation on the five hotels and two shopping centers acquired in 1997 and 36 apartments acquired in 1998. Depreciation and amortization is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's results subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

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

   Minority interest increased to $3.2 million in 1998 from $1.4 million in 1997. Minority interest is the preferred return paid on limited partner units of certain controlled limited partnerships. Minority interest in 1997 was attributable to the preferred returns paid on a limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P. In 1998 preferred returns paid on limited partner units for ART Florida Portfolio III and ART Palm, L.L.C. also were included.

   Equity in income of investees increased to $38.0 million in 1998 from $10.5 million in 1997. The increase in equity income was attributable to an increase totaling $55.2 million in gains on sale of real estate in Income Opportunity Realty Investors, Inc. ("IORI"), the Partnership and Transcontinental Realty Investors, Inc. ("TCI") offset in part by a decrease of $1.2 million in Continental Mortgage and Equity Trust ("CMET"). The Company's equity share of such gains was $33.3 million. This net increase was offset by decreased operating income totaling $7.5 million in IORI, the Partnership and CMET offset in part by an increase in operating income of $3.1 million in TCI. The Company's equity share of equity investees' net operating losses was $6.9 million. Equity in income of investees is expected to decrease significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2 "SYNTEK ASSET MANAGEMENT, L.P."

   Gains on sale of real estate decreased to $17.3 million in 1998 from $20.3 million in 1997. In 1998, the Company recognized gains of $663,000 on the sale of three tracts totaling 78.5 acres of its Valley Ranch land in Irving, Texas; $1.9 million on its Lewisville land in Lewisville, Texas; $714,000 on a 21.3 acre tract of its Parkfield land in Denver, Colorado; $848,000 on a 21.6 acre tract of its Chase Oaks land in Plano, Texas; $789,000 on a 150.0 acre tract of its Rasor land in Plano, Texas; $3.9 million on its Palm Desert land in Palm Desert, California; $869,000 on a 2.5 acre tract of its Las Colinas I land in Las Colinas, Texas; $898,000 on its Kamperman land in Collin County, Texas; $3.4 million on its final 10.5 acre tract of BP Las Colinas land in Las Colinas, Texas; $409,000 on a 1.1 acre tract of its Santa Clarita land in Santa Clarita, California; $2.6 million on a 20.8 acre tract of its Mason Goodrich land in Houston, Texas, and the Company recognized a $179,000 previously deferred gain on a sale of its Valley Ranch land in 1997. In 1997, the Company recognized gains of $5.9 million on the sale of a 49.7 acre tract of BP Las Colinas land in Las Colinas, Texas; $3.5 million on the sale of tracts totaling 116.8 acres of Valley Ranch land in Irving, Texas; $2.7 million on the sale of a 12.5 acre tract of Las Colinas I land in Las Colinas, Texas; $3.6 million on the sale of Pin Oak land in Houston, Texas; $216,000 on the sale of a 99.7 acre tract of Kamperman land in Collin County, Texas; $371,000 on the sale of a 32.0 acre tract of Parkfield land in Denver, Colorado; $211,000 on the sale of a 86.5 acre tract of Rasor land in Plano, Texas; $106,000 on the sale of Park Plaza Shopping Center in Manitowoc, Wisconsin; $480,000 on the sale of the Mopac Building in St. Louis, Missouri; and $172,000 on the sale of a mortgage note receivable. The Company also recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments. See NOTE 5. "REAL ESTATE."

   1997 Compared to 1996. The Company reported a net loss of $2.4 million in 1997, as compared to a net loss of $5.6 million in 1996. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

   Sales and cost of sales were $25.0 million and $20.0 million in 1997 and $14.4 million and $11.0 million in 1996. The Company acquired 80% of the outstanding common stock of PWSI in April 1996. The Company had no sales or cost of sales prior to April 1996. These items of revenue and cost relate to PWSI. In April 1996, a wholly-owned subsidiary of the Company acquired 80% of the common stock of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Rents increased from $20.7 million in 1996 to $29.1 million in 1997. Rent from hotels increased from $6.1 million in 1996 to $14.9 million in 1997 and rent from commercial properties increased from $12.4 million in 1996 to $13.8 million in 1997. The increase in rent from hotels was due to the acquisition of four hotels in October 1997 and the obtaining of a fifth hotel through foreclosure in September 1997. The increase in rent from commercial properties was due to the acquisition of a shopping center in September 1997.

   Property operations expense increased from $15.9 million in 1996 to $24.2 million in 1997. Property operations expense for hotels increased from $4.8 million in 1996 to $11.2 million in 1997, for commercial properties it decreased from $10.4 million in 1996 to $10.0 million in 1997 and for land such expense increased from $735,000 in 1996 to $3.0 million in 1997. The increase in hotel property operations expense was due to the acquisition of the four hotels in October 1997 and the obtaining of a fifth hotel through foreclosure in September 1997, the decrease for commercial properties was due to control of property operations expenses, primarily at the Company's merchandise mart and the increase for land was due to 24 land parcels acquired in 1997.

   Interest income decreased from $4.8 million in 1996 to $2.8 million in 1997. This decrease was primarily attributable to the sale of two notes receivable and the collection of a third note receivable in 1997.

   Other income decreased from $1.7 million in 1996 to $168,000 in 1997. This decrease was due in part to recognizing a unrealized gain on marketable equity securities of $486,000 in 1996 compared to an unrealized loss of $850,000 in 1997. This decrease was also attributable in part to a decrease in dividend income and net gains on sales of marketable equity securities of $67,000 and $56,000, respectively.

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

   General and administrative expenses, increased from $3.9 million in 1996 to $7.8 million in 1997. The increase was attributable to a $1.1 million increase in legal fees and travel expenses in 1997 relating to potential acquisitions, financings and refinancings, a $1.1 million increase in advisor cost reimbursements and $1.3 million attributable to a full year of general and administrative expenses of PWSI. See NOTE 8. "ACQUISITION OF PIZZA WORLD SUPREME, INC."

   Depreciation and amortization increased from $2.4 million in 1996 to $3.5 million in 1997 due to the acquisition of six properties in 1997.

   Minority interest in 1997 is the preferred return paid on limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associates, L.P.

   Equity in income of investees increased from $1.5 million in 1996 to $10.5 million in 1997. The increase in equity income was primarily attributable to an increase of $32.1 million in gains on sale of real estate in IORI, NRLP and TCI offset by a decrease of $1.9 million in CMET. The Company's equity share of such gains was $13.5 million. The increase was also attributable to an improvement in income from property operations for the REITs and NRLP, from increased rental rates and operating expense control.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   42

Consolidated Balance Sheets--December 31, 1998 and 1997..................   43

Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   44

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   45

Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   46

Notes to Consolidated Financial Statements...............................   47

Schedule III--Real Estate and Accumulated Depreciation...................   76

Schedule IV--Mortgage Loans on Real Estate...............................   85

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

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (dollars in thousands, except per share)
Income
 Sales............................  $      28,883  $      24,953  $      14,386
 Rents............................         63,491         29,075         20,658
 Interest ($39 in 1998, $230 in
  1997 and $539 in 1996 from
  affiliates).....................            188          2,835          4,751
 Other............................         (5,476)           168          1,727
                                    -------------  -------------  -------------
                                           87,086         57,031         41,522
Expenses
 Cost of sales....................         24,839         19,964         11,036
 Property operations ($1,752 in
  1998, $865 in 1997 and $892 in
  1996 to affiliates).............         49,193         24,195         15,874
 Interest ($1,082 in 1998, $433 in
  1997 and $418 in 1996 to
  affiliates).....................         51,624         30,231         16,489
 Advisory and servicing fees to
  affiliate.......................          3,845          2,657          1,539
 General and administrative
  ($1,832 in 1998, $1,809 in 1997
  and $691 in 1996 to affiliate)..          8,521          7,779          3,930
 Depreciation and amortization....          6,990          3,542          2,367
 Litigation settlement............         13,026            --             --
 Provision for loss on real
  estate..........................          3,916            --             --
 Minority interest................          3,157          1,884          1,366
                                    -------------  -------------  -------------
                                          165,111         90,252         52,601
                                    -------------  -------------  -------------
(Loss) from operations............        (78,025)       (33,221)       (11,079)
Equity in income of investees.....         37,966         10,497          1,485
Gain on sale of real estate.......         17,254         20,296          3,659
                                    -------------  -------------  -------------
(Loss) before income taxes........        (22,805)        (2,428)        (5,935)
Income tax expense................            --             --             --
                                    -------------  -------------  -------------
(Loss) before extraordinary gain..        (22,805)        (2,428)        (5,935)
Extraordinary gain................            --             --             381
                                    -------------  -------------  -------------
Net (loss)........................        (22,805)        (2,428)        (5,554)
Preferred dividend requirement....         (1,177)          (206)          (113)
                                    -------------  -------------  -------------
Net (loss) applicable to Common
 shares...........................  $     (23,982) $      (2,634) $      (5,667)
                                    =============  =============  =============
Earnings per share
(Loss) before extraordinary gain..  $       (2.24) $        (.22) $        (.46)
Extraordinary gain................            --             --             .03
                                    -------------  -------------  -------------
Net (loss) applicable to Common
 shares...........................  $       (2.24) $        (.22) $        (.43)
                                    =============  =============  =============
Weighted average Common shares
 used in computing earnings per
 share............................     10,695,388     11,710,013     12,765,082
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

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended December 31,
                                            -----------------------------------
                                               1998        1997         1996
                                            ----------  -----------  ----------
                                                 (dollars in thousands)
Cash Flows From Operating Activities
 Pizza parlor sales collected.............  $   28,173  $    24,953  $   14,386
 Rents collected..........................      64,029       28,199      19,013
 Interest collected ($262 in 1997 and $385
  in 1996 from affiliates)................         188        2,592       4,331
 Distributions from equity investees'
  operating activities....................      10,274        5,689       9,054
 Interest paid............................     (34,139)     (19,092)     (9,640)
 Payments for property operations ($1,752
  in 1998, $865 in 1997 and $892 in 1996
  to affiliate)...........................     (42,551)     (22,821)    (15,034)
 Payments for pizza parlor operations.....     (25,765)     (19,964)    (11,036)
 Advisory fee paid to affiliate...........      (3,845)      (2,657)     (1,539)
 Distributions to minority interest
  holders.................................      (3,157)      (2,088)     (1,366)
 Purchase of marketable equity
  securities..............................      (7,670)     (15,147)    (22,613)
 Proceeds from sale of marketable equity
  securities..............................       5,502       10,588      23,557
 General and administrative expenses paid
  ($1,832 in 1998, $1,809 in 1997 and $691
  in 1996 to affiliate)...................      (8,489)      (7,764)     (4,313)
 Other....................................      (5,538)        (537)       (642)
                                            ----------  -----------  ----------
 Net cash provided by (used in) operating
  activities..............................     (22,988)     (18,049)      4,158
Cash Flows From Investing Activities
 Collections on notes receivable ($3,503
  in 1997 and $1,166 in 1996 from
  affiliates).............................       3,121        4,489       1,495
 Proceeds from sale of notes receivable...         599       16,985         --
 Notes receivable funded..................        (594)      (8,716)       (250)
 Proceeds from sale of real estate........      51,602       38,169       7,718
 Contributions from minority interest
  holders.................................         --         9,799       2,571
 Distributions from equity investees
  activities..............................      14,429          --          --
 Acquisitions of real estate..............    (106,884)    (123,074)    (41,636)
 Real estate improvements.................      (4,070)     (10,993)     (2,862)
 Pizza parlor equipment purchased.........        (166)      (2,695)     (2,942)
 Earnest money deposits...................        (577)      (6,221)        577
 Investment in real estate entities.......      (6,116)      (1,331)    (15,471)
                                            ----------  -----------  ----------
 Net cash (used in) investing
  activities..............................     (48,656)     (83,588)    (50,800)
Cash Flows From Financing Activities
 Proceeds from notes payable..............     237,895      161,103      86,490
 Margin borrowings (payments), net........     (21,908)       8,914       2,981
 Proceeds from issuance of Preferred
  Stock...................................         --           --          400
 Payments on notes payable................    (120,394)     (81,639)    (30,003)
 Deferred borrowing costs.................     (10,156)      (5,174)     (5,028)
 Net advances (payments) to/from
  affiliates..............................      (2,913)      23,274      (4,979)
 Redemption of Preferred Stock............      (1,668)         --          --
 Sale of Common Stock under dividend
  reinvestment plan.......................         224          --          --
 Dividends................................      (3,260)      (2,150)     (1,617)
                                            ----------  -----------  ----------
 Net cash provided by financing
  activities..............................      77,820      104,328      48,244
                                            ----------  -----------  ----------
Net increase in cash and cash
 equivalents..............................       6,176        2,691       1,602
Cash and cash equivalents, beginning of
 year.....................................       5,347        2,656       1,054
                                            ----------  -----------  ----------
Cash and cash equivalents, end of year      $   11,523  $     5,347  $    2,656
                                            ==========  ===========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                                            For The Years Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating
 activities
Net (loss)...............................  $   (22,805) $    (2,428) $   (5,554)
Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating
 activities Extraordinary gain...........          --           --         (381)
 Gain on sale of real estate.............      (17,254)     (20,296)     (3,659)
 Depreciation and amortization...........        6,990        3,542       2,367
 Amortization of deferred borrowing
  costs..................................        8,916        4,042       2,692
 Provision for loss......................        3,916          --          --
 Litigation settlement...................       13,076          --          --
 Equity in (income) of investees.........      (37,966)     (10,497)     (1,485)
 Distributions from equity investees'
  operating activities...................       10,274        5,689       9,054
 Increase (decrease) in marketable equity
  securities.............................       (3,306)      (4,559)        944
 (Increase) decrease in accrued interest
  receivable.............................       (2,269)          66        (117)
 (Increase) decrease in other assets.....       20,201          634      (4,103)
 Increase in accrued interest payable....        2,537        1,019       1,417
 Increase in accounts payable and other
  liabilities............................       (5,716)       4,978       2,908
 Other...................................          418         (239)         75
                                           -----------  -----------  ----------
   Net cash provided by (used in)
    operating activities.................  $   (22,988) $   (18,049) $    4,158
                                           ===========  ===========  ==========
Schedule of noncash investing and
 financing activities
 Notes payable from acquisition of real
  estate.................................  $    45,632  $    44,151  $    9,099
 Stock dividends on Series C Preferred
  Stock..................................          --            82          31
 Issuance of Series G Preferred Stock....          100          --          --
 Series F Preferred Stock issued for real
  estate.................................        2,100       20,000         --
 Dividend obligation on conversion of
  Series F Preferred Stock...............          134          --          --
 Current value of property obtained
  through foreclosure of note
  receivable.............................       20,985       20,226         --
 Note receivable cancelled on acquisition
  of property............................        1,300        2,737         --
 Issuance of partnership units...........       24,474          --          --
 Note payable assumed on property
  obtained through foreclosure...........          --        11,867         --
 Carrying value of real estate
  exchanged..............................          --         7,882         --
 Notes payable from acquisition of
  minority interest in subsidiary........          --         5,000         --
 Conversion of Series B Preferred Stock
  into Common Stock......................           45          --          --
Consolidation of National Realty, L.P.
 Carrying value of notes receivable......       52,168          --          --
 Carrying value of real estate...........      228,042          --          --
 Carrying value of investment in equity
  investee eliminated....................       41,182          --          --
 Carrying value of other assets..........       32,571          --          --
 Carrying value of minority interest.....       15,600          --          --
 Carrying value of the Company Common
  Stock eliminated.......................          269          --          --
 Carrying value of notes and interest
  payable................................      295,743          --          --
 Carrying value of accounts payable and
  other liabilities......................          751          --          --
Acquisition of IGI properties                                   --          --
 Carrying value of real estate...........       51,820          --          --
 Issuance of partnership units...........        6,568          --          --
 Carrying value of other assets..........       (1,122)         --          --
 Carrying value of notes payable and
  other liabilities......................       43,713          --          --
 Investment in partnerships..............        1,980          --          --
Acquisition of Pizza World Supreme, Inc.
 Carrying value of intangible............          --           --        9,768
 Carrying value of pizza parlor
  equipment..............................          --           --          --
 Carrying value of note receivable
  retired................................          --           --       10,286
 Carrying value of accounts payable and
  other liabilities......................          --           --        2,834

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

   Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all controlled subsidiaries and partnerships other than National Realty, L.P. ("NRLP") prior to December 31, 1998. The Company used the equity method to account for its investment in NRLP prior to December 31, 1998, and prior to May 1997. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P.". All significant intercompany transactions and balances have been eliminated.

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

   The Partnership's operating results for 1998 were as follows:

   Revenues........................................................... $113,834

   Property operating expenses........................................   75,699
   Interest...........................................................   26,722
   Depreciation.......................................................    9,691
   General and administrative expenses................................    6,820
                                                                       --------
                                                                        118,932
                                                                       --------

   (Loss) from operations.............................................   (5,098)
   Gain on sales of real estate.......................................   52,589
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

   Set forth below are summary financial data for equity investees owned over 50%:

                                                                       1997
                                                                     ---------
   Property and notes receivable, net............................... $ 236,367
   Other assets.....................................................    43,213
   Notes payable....................................................  (339,102)
   Other liabilities................................................   (17,311)
                                                                     ---------
   Equity........................................................... $ (76,833)
                                                                     =========

   The above table includes the accounts of NRLP in 1997. In 1998, NRLP's accounts are included in the accompanying Consolidated Balance Sheet. See NOTE
2. "SYNTEK ASSET MANAGEMENT, L.P."

                                                   1998      1997      1996
                                                 --------  --------  --------
   Revenues..................................... $113,834  $117,461  $109,501
   Depreciation.................................   (9,691)  (10,214)  (10,783)
   Interest.....................................  (26,722)  (34,481)  (34,601)
   Operating expenses...........................  (82,519)  (74,195)  (65,789)
                                                 --------  --------  --------
   Income (loss) before gains on sale of real
    estate and extraordinary gains..............   (5,098)   (1,429)   (1,672)
   Gains on sale of real estate.................   52,589     8,356        61
                                                 --------  --------  --------
   Net income................................... $ 47,491  $  6,927  $ (1,611)
                                                 ========  ========  ========

   The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

   The Company's equity share of:

                                                         1998     1997  1996
                                                        -------  ------ -----
   Income (loss) before gains on sale of real estate... $(2,794) $  654 $(249)
   Gains on sale of real estate........................  34,055   3,022   --
                                                        -------  ------ -----
   Net income.......................................... $31,261  $3,676 $(249)
                                                        =======  ====== =====

   Set forth below are summary financial data for equity investees owned less than 50%:

                                                             1998       1997
                                                           ---------  ---------
   Property and notes receivable, net..................... $ 734,857  $ 631,825
   Other assets...........................................    69,829     80,789
   Notes payable..........................................  (577,167)  (483,064)
   Other liabilities......................................   (25,474)   (28,326)
                                                           ---------  ---------
   Equity................................................. $ 202,045  $ 201,224
                                                           =========  =========

                          AMERICAN REALTY TRUST, INC.

                                                   1998      1997      1996
                                                 --------  --------  --------
   Revenues..................................... $150,163  $129,531  $101,246
   Depreciation.................................  (20,954)  (17,429)  (14,408)
   Provision for losses.........................      506    (1,337)      844
   Interest.....................................  (49,915)  (38,537)  (30,401)
   Operating expenses...........................  (91,868)  (85,387)  (69,698)
                                                 --------  --------  --------
   (Loss) before gains on sale of real estate
    and extraordinary gains.....................  (12,068)  (13,159)  (12,417)
   Gains on sale of real estate.................   18,642    34,297    11,701
   Extraordinary gains..........................      --        --      1,068
                                                 --------  --------  --------
   Net income (loss)............................ $  6,574  $ 21,138  $    352
                                                 ========  ========  ========

   The Company's equity share of:

                                                     1998    1997     1996
                                                    ------  -------  -------
   (Loss) before gains on sale of real estate and
    extraordinary gains............................ $ (686) $(3,703) $(3,292)
   Gains on sale of real estate....................  7,391      --     4,645
   Extraordinary gains.............................    --    10,524      381
                                                    ------  -------  -------
   Net income (loss)............................... $6,705  $ 6,821  $ 1,734
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

                          AMERICAN REALTY TRUST, INC.

NOTE 8. ACQUISITION OF PIZZA WORLD SUPREME, INC.

   In April 1996, a wholly-owned subsidiary of the Company purchased, for $10.7 million in cash, 80% of the common stock of Pizza World Supreme, Inc. ("PWSI"), which in turn had acquired 26 operating pizza parlors in various communities in California's San Joaquin Valley. Concurrent with the purchase, the Company granted to an individual an option to purchase 36.25% of the Company's subsidiary at any time for the Company's net investment in such subsidiary. In May 1997, the Company acquired the remaining 20% of PWSI for $5.0 million, the sellers providing purchase money financing in the form of two $2.5 million term loans. The term loans bear interest at 8% per annum, require quarterly payments of interest only and mature in May 2007.

NOTE 9. NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                               1998               1997
                                        ------------------ ------------------
                                        Estimated          Estimated
                                          Fair      Book     Fair      Book
                                          Value    Value     Value    Value
                                        --------- -------- --------- --------
   Notes payable
    Mortgage loans..................... $723,567  $736,320 $ 84,050  $ 96,654
    Borrowings from financial
     institutions......................   17,546    17,074  170,491   153,369
    Notes payable to affiliates........    5,519     5,049    7,342     4,570
                                        --------  -------- --------  --------
                                        $746,632   758,443 $261,883   254,593
                                        ========           ========
     Interest payable ($5,440 in 1998
      and $4,836 in 1997 to
      affiliates)......................              9,829              7,393
                                                  --------           --------
                                                  $768,272           $261,986
                                                  ========           ========

   Scheduled principal payments on notes payable are due as follows:

   1999................................................................ $164,246
   2000................................................................   65,928
   2001................................................................   44,499
   2002................................................................   15,269
   2003................................................................  145,364
   Thereafter..........................................................  323,137
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

   Also in March 1998, the Company refinanced the mortgage debt secured by its McKinney Corners I, II, III, IV and V and Dowdy land in the amount of $20.7 million, receiving net cash of $5.9 million after paying off $2.5 million in mortgage debt, the paydown of $10.2 million on the Las Colinas I term loan and the payment of various closing costs. The mortgage bore interest at 12.0% per annum, required monthly payments of interest only and matured in March 1999. The lender has agreed to extend its mature mortgage to January 2000, for a 2% fee and a paydown of any net refinancing proceeds received by the Company from refinancing the Williamsburg Hospitality House. All other terms would remain unchanged.

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

   The Company's Series D 9.5% Cumulative Preferred Stock consists of a maximum of 91,000 shares with a par value of $2.00 per share and a liquidation preference of $20.00 per share. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 1998, none of the Series D Preferred Stock was issued.

   The Company's Series E 10% Cumulative Convertible Preferred Stock consists of a maximum of 80,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors, for periods prior to November 4, 1999 and $11.00 per year or $2.75 per quarter thereafter. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. The Series E Preferred Stock is convertible into Common Stock of the Company at 80% of the average daily closing price of the Company's Common Stock on the prior 20 trading days. Only 37.50% of the Series E Preferred Stock may be converted prior to November 3, 1999. Between November 4, 1999 and November 3, 2001 an additional 12.50% of the Series E Preferred Stock may be converted, and the remainder may be converted on or after November 4, 2001. At December 31, 1998, none of the Series E Preferred Stock was issued.

   The Company's Series F 10% Cumulative Convertible Preferred Stock consists of a maximum of 15,000,000 shares with a par value of $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the rate of $1.00 per year or $.25 per quarter to stockholders of record on the last day of each

                          AMERICAN REALTY TRUST, INC.

March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days. At December 31, 1998, 3,350,000 shares of Series F Preferred Stock were issued and outstanding and 1,948,797 shares were reserved for issuance as future consideration in various business transactions.

   The Company's Series G 10% Cumulative Convertible Preferred Stock consists of a maximum of 11,000 shares with a par value of $2.00 per share, and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. 10,000 shares of the Series G Preferred Stock are reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. The Class A units may be exchanged for Series G Preferred Stock at the rate of 100 Class A units for each share of Series G Preferred Stock, on or after October 6, 1999. The Series G Preferred Stock may be converted, after October 6, 2000, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the 20 prior trading days. At December 31, 1998, 1,000 shares of the Series G Preferred Stock was issued.

   The Company's Series H 10% Cumulative Convertible Preferred Stock consists of a maximum of 231,750 shares with a par value of $2.00 per share, and a liquidation preference of $10.00 per share. Dividends are payable quarterly at the rate of $.70 per year until June 30, 1999, $.80 from July 1, 1999 through June 30, 2000, $.90 per year from July 1, 2000 through June 30, 2001 and $.10 per year from July 1, 2001 and thereafter, to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The
Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock at any time after July 13, 1999. The Series H Preferred Stock may be converted into 25,000 shares of the Company's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 20002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of the Company's Common Stock for the 20 prior trading days. At December 31, 1998, none of the Series H Preferred Stock was issued.

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

                         Commercial
                         Properties Apartments Hotels    Land     PWSI   Receivables Other  Total
                         ---------- ---------- ------- --------  ------- ----------- ----- --------
1998
----
Operating revenue.......  $16,539    $ 14,230  $32,221 $    501  $28,883   $  --      $--  $ 92,374
Operating expenses......    9,727       8,755   24,361    6,349   24,840      --       --    74,032
Interest income.........      --          --       --       --       --       188      --       188
                          -------    --------  ------- --------  -------   ------    ----- --------
Net operating income
 (loss).................    6,812       5,475    7,860   (5,848)   4,043      188      --    18,530
Depreciation and
 amortization...........    1,574       1,412    2,320      --     1,273      --       411    6,990
Interest on debt........    3,803       4,396    7,560   29,058      579      --     6,228   51,624
Capital expenditures....      110         --     1,383    2,577      166      --       --     4,236
Segment assets..........   87,581     286,317   78,455  282,300   24,449   52,053      253  811,408

                                                                          Land
                                                                         -------
Property sales:
Sales price.....................................................         $51,602
Cost of sales...................................................          34,348
                                                                         -------
Gain on sale....................................................         $17,254
                                                                         =======

                         Commercial
                         Properties Hotels   Land     PWSI   Receivables Other  Total
                         ---------- ------- -------  ------- ----------- ----- -------
1997
----
Operating revenue.......  $13,842   $14,944 $   289  $24,953   $  --     $ --  $54,028
Operating expenses......   10,006    11,232   2,957   19,964      --       --   44,159
Interest income.........      --        --      --       --     2,835      --    2,835
                          -------   ------- -------  -------   ------    ----- -------
Net operating income
 (loss).................    3,836     3,712  (2,668)   4,989    2,835      --   12,704
Depreciation and
 amortization...........    1,266       973     --       677               626   3,542
Interest on debt........    3,252     2,698  20,573      935      --     2,773  30,231
Capital expenditures....    8,855     1,568     570    2,695      --       --   13,688
Segment assets..........   50,185    73,072 178,938   18,271   25,526      258 346,250

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

                          AMERICAN REALTY TRUST, INC.

NOTE 22. QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of the Company's quarterly results of operations for the years 1998 and 1997 (unaudited):

                                             Three Months Ended
                                -----------------------------------------------
                                March 31,  June 30,  September 30, December 31,
                                ---------  --------  ------------- ------------
1998
Revenue.......................  $ 18,249   $ 22,690    $ 23,291     $  22,856
Expense.......................    29,744     35,830      38,676        60,861
                                --------   --------    --------     ---------
(Loss) from operations........   (11,495)   (13,140)    (15,385)      (38,005)
Equity in income of
 investees....................     2,387     18,943       6,099        10,537
Gains on sale of real estate..       --       8,974       5,718         2,562
                                --------   --------    --------     ---------
Net income (loss).............    (9,108)    14,777      (3,568)      (24,906)
Preferred dividend
 requirement..................       (51)       (84)       (502)         (540)
                                --------   --------    --------     ---------
Net income (loss) applicable
 to Common shares.............  $ (9,159)  $ 14,693    $ (4,070)    $ (25,446)
                                ========   ========    ========     =========
Earnings per share
Net income (loss).............  $   (.86)  $   1.38    $   (.38)    $   (2.38)
                                ========   ========    ========     =========

                                             Three Months Ended
                                -----------------------------------------------
                                March 31,  June 30,  September 30, December 31,
                                ---------  --------  ------------- ------------
1997
Revenue.......................  $ 12,126   $ 12,100    $ 15,039     $  17,766
Expense.......................    16,288     18,364      24,296        31,304
                                --------   --------    --------     ---------
(Loss) from operations........    (4,162)    (6,264)     (9,257)      (13,538)
Equity in income of
 investees....................       146      4,941        (145)        5,555
Gains on sale of real estate..     4,287      3,863       3,205         8,941
                                --------   --------    --------     ---------
Net income (loss).............       271      2,540      (6,197)          958
Preferred dividend
 requirement..................       (50)       (49)        (49)          (58)
                                --------   --------    --------     ---------
Net income (loss) applicable
 to Common shares.............  $    221   $  2,491    $ (6,246)    $     900
                                ========   ========    ========     =========
Earnings per share
Net income (loss).............  $    .02   $    .21    $   (.52)    $     .07
                                ========   ========    ========     =========

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

                                                                    SCHEDULE III

                          AMERICAN REALTY TRUST, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                      Cost
                                                   Capitalized
                                                  Subsequent to           Gross Amounts of Which
                              Initial Cost         Acquisition            Carried at End of Year
                           ------------------- -------------------      ---------------------------
                   Encum-          Building &                                   Building &    (1)
Property/Location  brances  Land  Improvements Improvements Other        Land  Improvements  Total
-----------------  ------- ------ ------------ ------------ ------      ------ ------------ -------
                                            (dollars in thousands)
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....   $4,393  $  330    $3,275        $715     $  674/(5)/ $  330    $4,664    $ 4,994
Ashford, Tampa,
FL..............    1,214     306     2,753         --         --          306     2,753      3,059
Barcelona,
Tampa, FL.......    6,989   1,400     5,600         397      1,046/(5)/  1,400     7,043      8,443
Bavarian Woods,
Middletown, OH..    6,700     547     5,528         257      1,045/(5)/    547     6,830      7,377
Bay Anchor,
Panama City,
FL..............      --       13       117         --         --           13       117        130
Bent Tree,
Addison, TX.....    8,784   1,047     7,036         699      1,278/(5)/  1,047     9,013     10,060
Blackhawk, Ft.
Wayne, IN.......    3,776     253     4,081         292        685/(5)/    253     5,058      5,311
Bridgestone,
Friendswood,
TX..............      --      169     1,780         192        286/(5)/    169     2,258      2,427
Candlelight
Square, Lenexa,
KS..............    3,279     148     1,928         189        528/(5)/    148     2,645      2,793
Carriage Park,
Tampa, FL.......    1,094     127     1,155         --         --          127     1,155      1,282
Chalet, I
Topeka, KS......    4,233     260     2,994          65        608(/5/)    260     3,667      3,927

Chalet II,
Topeka, KS......    1,590     440     1,322         --         226/(5)/    440     1,548      1,988
Chateau,
Bellevue, NE....    3,455     130     1,723         126        485/(5)/    130     2,334      2,464
Chateau Bayou,
Ocean Springs,
MS..............    3,033     591     2,364         --         --          591     2,364      2,955
Club Mar,
Sarasota, FL....    6,370   1,248     4,993         253        917/(5)/  1,248     6,163      7,411
Confederate
Point,
Jacksonville,
FL..............    5,465     246     3,736         709        998/(5)/    246     5,443      5,689
Concord,
Indianapolis,
IN..............    3,734     352     3,167         --         --          352     3,167      3,519
Conradi House,
Tallahassee,
FL..............    1,096     128     1,150         --         --          128     1,150      1,278
Country Place,
Round Rock, TX..    4,380     246     3,268          70        599/(5)/    246     3,937      4,183
Country Squire,
Indianapolis,
IN..............    2,126     377     3,394         --         --          377     3,394      3,771
Covered Bridge,
Gainesville,
FL..............    4,513     219     3,425         129        833/(5)/    219     4,387      4,606
Crossing Church,
Tampa, FL.......      977     123     1,111         --         --          123     1,111      1,234
Daluce,
Tallahassee,
FL..............    2,611     221     2,619         --         --          221     2,619      2,840
Edgewater
Gardens, Biloxi,
MS..............    2,655     397     1,590         --         --          397     1,590      1,987
Fair Oaks,
Euless, TX......    4,928     470     2,661         174        744/(5)/    470     3,579      4,049
Falcon House,
Ft. Walton, FL..    2,064     219     1,966         --         --          219     1,966      2,185
Four Seasons,
Denver, CO......    9,468   1,264     8,447         813      1,797/(5)/  1,264    11,057     12,321
Fox Club,
Indianapolis,
IN..............    7,194     902     7,294         970      1,170/(5)/    902     9,434     10,336
Foxwood,
Memphis, TN.....    6,076     218     3,188         509        795/(5)/    218     4,492      4,710

                                                  Life on
                                                   Which
                                                Depreciation
                   Accumu-                       In Latest
                    lated    Date of             Statement
                   Depreci- Construc-   Date    of Operation
Property/Location   ation     tion    Acquired  is Computed
-----------------  -------- --------- --------  ------------
                           (dollars in thousands)
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....    $2,886     1973    11/76      7-40 years
Ashford, Tampa,
FL..............        52     1967     1998     10-40 years
Barcelona,
Tampa, FL.......     1,321     1971    09/90      7-40 years
Bavarian Woods,
Middletown, OH..     2,929     1972    01/84      5-40 years
Bay Anchor,
Panama City,
FL..............         3     1979     1998     10-40 years
Bent Tree,
Addison, TX.....     4,506     1980    06/80      7-40 years
Blackhawk, Ft.
Wayne, IN.......     2,955     1972    12/78      7-40 years
Bridgestone,
Friendswood,
TX..............     1,132     1979    06/82      7-40 years
Candlelight
Square, Lenexa,
KS..............     1,416     1971    11/77      7-40 years
Carriage Park,
Tampa, FL.......        28     1966     1998     10-40 years
Chalet, I
Topeka, KS......     1,752    1964/    04/82      7-40 years
                              74/78
Chalet II,
Topeka, KS......       124     1986    03/95      7-40 years
Chateau,
Bellevue, NE....     1,086     1968    02/81      7-40 years
Chateau Bayou,
Ocean Springs,
MS..............        49     1973     1998     10-40 years
Club Mar,
Sarasota, FL....       764     1973    07/93      7-40 years
Confederate
Point,
Jacksonville,
FL..............     2,967     1969    05/79      7-40 years
Concord,
Indianapolis,
IN..............         7              1998     10-40 years
Conradi House,
Tallahassee,
FL..............        29     1968     1998     10-40 years
Country Place,
Round Rock, TX..     1,852     1980    07/82      7-40 years
Country Squire,
Indianapolis,
IN..............         7              1998     10-40 years
Covered Bridge,
Gainesville,
FL..............     2,884     1972    10/79      7-40 years
Crossing Church,
Tampa, FL.......        28     1967     1998     10-40 years
Daluce,
Tallahassee,
FL..............        65     1974     1998     10-40 years
Edgewater
Gardens, Biloxi,
MS..............        20     1966     1998     10-40 years
Fair Oaks,
Euless, TX......       768     1978    07/89      7-40 years
Falcon House,
Ft. Walton, FL..        49     1969     1998     10-40 years
Four Seasons,
Denver, CO......     4,258     1970    07/84      7-40 years
Fox Club,
Indianapolis,
IN..............     4,238     1972    11/83      7-40 years
Foxwood,
Memphis, TN.....     2,467     1974    08/79      7-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                       Cost
                                                    Capitalized
                                                   Subsequent to           Gross Amounts of Which
                               Initial Cost         Acquisition            Carried at End of Year
                            ------------------- -------------------      ---------------------------
                    Encum-          Building &                                   Building &    (1)
Property/Location  brances   Land  Improvements Improvements Other        Land  Improvements  Total
-----------------  --------------- ------------ ------------ ------      ------ ------------ -------
                                               (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Georgetown,
Panama City, FL..  $    850 $  114   $ 1,025       $  --     $  --       $  114   $ 1,025    $ 1,139
Governor Square,
Tallahassee, FL..     3,289    519     4,724          --        --          519     4,724      5,243
Grand Lagoon,
Panama City, FL..     1,245    165     1,498          --        --          165     1,498      1,663
Greenbriar,
Tallahassee, FL..     1,017    122     1,094          --        --          122     1,094      1,216
Hidden Valley,
Grand Rapids,
MI...............     8,171    274     3,636          362     1,089/(5)/    274     5,087      5,361
Horizon East,
Dallas, TX.......     2,600    592     2,628          498       485/(5)/    592     3,611      4,203
Kimberly Woods,
Tucson, AZ.......     6,336    571     3,802        1,190       861/(5)/    571     5,853      6,424
La Mirada,
Jacksonville,
FL...............     7,673    392     5,454        1,558     1,074/(5)/    392     8,086      8,478
Lake Chateau,
Thomasville, GA..     1,159    153     1,379          --        --          153     1,379      1,532
Lake Nora Arms,
Indianapolis,
IN...............    12,818    737    10,774          830     1,972/(5)/    737    13,576     14,313
Landings/Marina,
Pensacola, FL....     1,216    139     1,256          --        --          139     1,256      1,395
Lantern Ridge,
Richmond, VA.....     2,436    130     1,721          129       353/(5)/    130     2,203      2,333
Lee Hills,
Tallahassee, FL..       157     26       236          --        --           26       236        262
Mallard Lake,
Greensboro, NC...     7,827    534     7,099          768     1,477/(5)/    534     9,344      9,878
Manchester
Commons,
Manchester,
MO...............     9,141    635     4,654        1,113     1,435/(5)/    635     7,202      7,837
Med Villas, San
Antonio, TX......     2,928    712     2,848          --                    712     2,848      3,560
Mesa Ridge, Mesa,
AZ...............    12,987  1,447     5,788          618     2,128/(5)/  1,447     8,534      9,981
Morning Star,
Tallahassee, FL..     1,255    149     1,346          --        --          149     1,346      1,495
Nora Pines,
Indianapolis,
IN...............     5,881    221     3,872          440     1,061/(5)/    221     5,373      5,594
Northside Villas,
Tallahassee, FL..     2,955    414     3,758          --        --          414     3,758      4,172
Oak Hill,
Tallahassee, FL..     1,939    233     2,101          --        --          233     2,101      2,334
Oak Hollow,
Austin, TX.......    11,327    745     6,118          765     1,860/(5)/    745     8,743      9,488
Oak Tree,
Grandview, MO....     4,233    304     3,543          246       606/(5)/    304     4,395      4,699
Olde Towne,
Middletown, OH...       --     209     3,272          397       514/(5)/    209     4,183      4,392
Park Avenue,
Tallahassee, FL..     2,967    369     3,347          --        --          369     3,347      3,716
Pheasant Ridge,
Bellevue, NE.....     6,501    231     4,682        1,099     1,135/(5)/    231     6,916      7,147
Pinecrest,
Tallahassee, FL..       989     99       890          --        --           99       890        989
Pines, Little
Rock, AR.........       --     278     3,490          317       520/(5)/    278     4,327      4,605
Place One, Tulsa,
OK...............     7,393    784     5,186        1,007     1,349/(5)/    784     7,542      8,326
Quail Point,
Huntsville, AL...     3,831    184     2,716          249       550/(5)/    184     3,515      3,699
                                                   Life on
                                                    Which
                                                 Depreciation
                   Accumu-                       In Latest
                    lated    Date of             Statement
                   Depreci- Construc-   Date    of Operation
Property/Location   ation     tion    Acquired  is Computed
-----------------  -------- --------- --------  ------------
                          (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Georgetown,
Panama City, FL..   $   26    1974      1998     10-40 years
Governor Square,
Tallahassee, FL..      118    1974      1998     10-40 years
Grand Lagoon,
Panama City, FL..       37    1979      1998     10-40 years
Greenbriar,
Tallahassee, FL..       27    1985      1998     10-40 years
Hidden Valley,
Grand Rapids,
MI...............    2,305    1973     07/81      7-40 years
Horizon East,
Dallas, TX.......    2,201    1972     05/78      7-40 years
Kimberly Woods,
Tucson, AZ.......    3,496    1973     12/77      7-40 years
La Mirada,
Jacksonville,
FL...............    4,628    1971     01/79      7-40 years
Lake Chateau,
Thomasville, GA..       34    1972      1998     10-40 years
Lake Nora Arms,
Indianapolis,
IN...............    7,871    1973     06/78      7-40 years
Landings/Marina,
Pensacola, FL....       31    1979      1998     10-40 years
Lantern Ridge,
Richmond, VA.....    1,435    1974     03/79      7-40 years
Lee Hills,
Tallahassee, FL..        6    1974      1998     10-40 years
Mallard Lake,
Greensboro, NC...    5,083    1974     05/79      7-40 years
Manchester
Commons,
Manchester,
MO...............    3,884    1972     06/78      7-40 years
Med Villas, San
Antonio, TX......       59    1967      1998     10-40 years
Mesa Ridge, Mesa,
AZ...............    1,516    1972     05/90      7-40 years
Morning Star,
Tallahassee, FL..       34    1970      1998     10-40 years
Nora Pines,
Indianapolis,
IN...............    2,925    1970     05/78      5-40 years
Northside Villas,
Tallahassee, FL..       70    1973      1998     10-40 years
Oak Hill,
Tallahassee, FL..       53    1974      1998     10-40 years
Oak Hollow,
Austin, TX.......    4,674    1974     05/78      7-40 years
Oak Tree,
Grandview, MO....    1,942    1968     03/82      7-40 years
Olde Towne,
Middletown, OH...    2,209    1968     03/81      7-40 years
Park Avenue,
Tallahassee, FL..       84    1985      1998     10-40 years
Pheasant Ridge,
Bellevue, NE.....    3,587    1974     10/78      5-40 years
Pinecrest,
Tallahassee, FL..       22    1978      1998     10-40 years
Pines, Little
Rock, AR.........    2,492    1977     11/77      7-40 years
Place One, Tulsa,
OK...............    4,498    1970     04/77      7-40 years
Quail Point,
Huntsville, AL...    2,180    1960     08/75      7-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                       Cost
                                                    Capitalized
                                                   Subsequent to            Gross Amounts of Which
                               Initial Cost         Acquisition             Carried at End of Year
                            ------------------- -------------------       --------------------------
                    Encum-          Building &                                   Building &    (1)
Property/Location  brances   Land  Improvements Improvements Other        Land  Improvements  Total
-----------------  --------------- ------------ ------------ ------       ----- ------------ -------
                                                (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Regency, Lincoln,
NE...............  $  3,343 $  304   $ 1,865       $  412    $  595 /(5)/ $ 304   $ 2,872    $ 3,176
Regency, Tampa,
FL...............     1,773    450     4,052          --        --          450     4,052      4,502
Regency Falls,
San Antonio, TX..     5,600    888     7,261        1,565      (100)/(3)/   888     9,861     10,749
                                                              1,135 /(5)/
Rockborough,
Denver, CO.......    10,224    702     4,495        1,004     1,471 /(5)/   702     6,970      7,672
Rolling Hills,
Tallahassee, FL..     3,002    335     3,012          --        --          335     3,012      3,347
Santa Fe, Kansas
City, MO.........       --     529     5,351          266       572 /(5)/   529     6,189      6,718
Seville,
Tallahassee, FL..     1,335    187     1,686          --        --          187     1,686      1,873
Shadowood,
Addison, TX......     4,849    477     3,208          207       736 /(5)/   477     4,151      4,628
Sherwood Glen,
Urbandale, IA....     4,700    352     2,550          532       687 /(5)/   352     3,769      4,121
Stonebridge,
Florissant, MO...       --     193     2,076          247       482 /(5)/   193     2,805      2,998
Stonegate,
Tallahassee, FL..     1,078    188     1,693          --        --          188     1,693      1,881
Summerwind,
Reseda, CA.......     5,631    493     2,990          138       757 /(5)/   493     3,885      4,378
Sun Hollow, El
Paso, TX.........     4,713    385     4,159           75       695 /(5)/   385     4,929      5,314
Sunset, Odessa,
TX...............     1,856    345     1,382          --        --          345     1,382      1,727
Tanglewood,
Arlington
Heights, IL......    28,537  5,682    18,340        3,797     4,384 /(5)/ 5,682    26,521     32,203
Timber Creek,
Omaha, NE........     4,786    154     2,327          673       937 /(5)/   154     3,937      4,091
Valley Hi,
Tallahassee, FL..       913     92       834          --        --           92       834        926
Villa Del Mar,
Wichita, KS......     3,794    387     3,134          116       527 /(5)/   387     3,777      4,164
Villager, Ft.
Walton, FL.......       553    125     1,122          --        --          125     1,122      1,247
Villas, Plano,
TX...............     5,634    516     3,948          607       824 /(5)/   516     5,379      5,895
Waters Edge III,
Gulfport, MS.....     3,866    331     1,324          --        --          331     1,324      1,655
Westwood, Mary
Ester, FL........     2,562    318     2,876          --        --          318     2,876      3,194
Westwood Parc,
Tallahassee, FL..     1,419    165     1,483          --        --          165     1,483      1,648
Whispering Pines,
Canoga Park, CA..     2,273    311     1,255          163       437 /(5)/   311     1,855      2,166
Whispering Pines,
Topeka, KS.......     6,131    228     4,330        1,097     1,060 /(5)/   228     6,487      6,715
White Pines,
Tallahassee, FL..       405     75       671          --        --           75       671        746
Windridge,
Austin, TX.......    11,149    711     5,812        1,665     1,851 /(5)/   711     9,328     10,039
Windsor Tower,
Ocala, FL........     1,168    225     2,031          --        --          225     2,031      2,256
                                                    Life on
                                                     Which
                                                  Depreciation
                     Accumu-                       In Latest
                      lated    Date of             Statement
                     Depreci- Construc-   Date    of Operation
Property/Location     ation     tion    Acquired   is Computed
-----------------    -------- --------- --------  -------------
                              (dollars in thousands)
Properties Held for
Investment-- (Continued)
Apartments--
(Continued)
Regency, Lincoln,
NE...............    $ 1,169      1973   05/82       7-40 years
Regency, Tampa,
FL...............         76      1967    1998      10-40 years
Regency Falls,
San Antonio, TX..      6,154      1974   11/78       7-40 years
Rockborough,
Denver, CO.......      3,655      1973   01/78       7-40 years
Rolling Hills,
Tallahassee, FL..         75      1972    1998      10-40 years
Santa Fe, Kansas
City, MO.........      3,000   1964/67   04/83       7-40 years
Seville,
Tallahassee, FL..         42      1972    1998      10-40 years
Shadowood,
Addison, TX......      2,170      1976   02/79       7-40 years
Sherwood Glen,
Urbandale, IA....      2,279      1970   12/77       7-40 years
Stonebridge,
Florissant, MO...      1,549      1975   10/77       7-40 years
Stonegate,
Tallahassee, FL..         32      1972    1998      10-40 years
Summerwind,
Reseda, CA.......      2,383      1976   02/77       7-40 years
Sun Hollow, El
Paso, TX.........      2,591      1977   09/79       7-40 years
Sunset, Odessa,
TX...............         29      1981    1998      10-40 years
Tanglewood,
Arlington
Heights, IL......     15,166      1974   03/78       7-40 years
Timber Creek,
Omaha, NE........      2,135      1974   10/78       5-40 years
Valley Hi,
Tallahassee, FL..         21      1980    1998      10-40 years
Villa Del Mar,
Wichita, KS......      1,877      1971   10/81       7-40 years
Villager, Ft.
Walton, FL.......         21      1972    1998      10-40 years
Villas, Plano,
TX...............      2,873      1977   04/79       7-40 years
Waters Edge III,
Gulfport, MS.....         17      1968    1998      10-40 years
Westwood, Mary
Ester, FL........         72      1972    1998      10-40 years
Westwood Parc,
Tallahassee, FL..         37      1974    1998      10-40 years
Whispering Pines,
Canoga Park, CA..        217      1977   12/93       7-40 years
Whispering Pines,
Topeka, KS.......      3,411      1972   02/78       7-40 years
White Pines,
Tallahassee, FL..         13      1974    1998      10-40 years
Windridge,
Austin, TX.......      5,299      1974   09/78       7-40 years
Windsor Tower,
Ocala, FL........         38      1982    1998      10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                        Cost
                                                    Capitalized
                                                   Subsequent to             Gross Amounts of Which
                               Initial Cost         Acquisition              Carried at End of Year
                            ------------------- --------------------       ---------------------------
                    Encum-          Building &                                     Building &    (1)
Property/Location  brances   Land  Improvements Improvements  Other         Land  Improvements  Total
-----------------  --------------- ------------ ------------ -------       ------ ------------ -------
                                                (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Windtree I & II,
Reseda, CA.......  $  5,120 $  460   $ 2,739       $ 181     $   666 /(5)/ $  460   $ 3,586    $ 4,046
Woodlake,
Carrollton, TX...     8,826    585     5,848       1,041       1,214 /(5)/    585     8,103      8,688
Woodsong II,
Smyrna, GA.......     5,887    322     3,705         340         870 /(5)/    322     4,915      5,237
Woodstock,
Dallas, TX.......     5,654    888     5,193         417         933 /(5)/    888     6,543      7,431

Office Building
56 Expressway,
Oklahoma City,
OK...............       --     406     3,976         627      (2,386)/(3)/    406     2,454      2,860
                                                                 237 /(5)/
Executive Court,
Memphis, TN......       --     271     2,099         732         232 /(5)/    271     3,063      3,334
Marina Playa,
Santa Clara CA...     7,970  1,237     4,339       5,303       2,421 /(5)/  1,237    12,063     13,300
Melrose Business
Park, Oklahoma
City, OK.........       --     367     2,674         240      (1,000)/(3)/    367     2,105      2,472
                                                                 191 /(5)/
One Hickory
Center, Farmers
Branch, TX.......     5,348    335       --        7,815         --           335     7,815      8,150
Rosedale Towers,
Roseville, MN....     2,726    665     3,769       1,116         --           665     4,885      5,550
University
Square,
Anchorage, AK....       --     562     3,276         186      (1,875)/(3)/    562     1,695      2,257
                                                                 108 /(5)/
Shopping Centers
Collection,
Denver, CO.......    15,161    --     20,210          64         --           --     20,274     20,274
Cross County
Mall, Mattoon,
IL...............     7,031    608     6,468       6,130       1,103 /(5)/    608    13,701     14,309
Cullman, Cullman,
AL...............       496    400     1,830         160         290 /(5)/    400     2,280      2,680
Harbor Plaza,
Aurora, CO.......     1,781    817     2,587         380         167 /(5)/    817     3,134      3,951
Katella Plaza,
Orange, CA.......     1,257    --      2,844         504         274 /(5)/    --      3,622      3,622
Oaktree Shopping
Village, Lubbock,
TX...............     1,507    192     1,431           7         --           192     1,438      1,630
Preston Square,
Dallas, TX.......     2,538    389     1,555       1,559         --           389     3,114      3,503
Regency Point,
Jacksonville,
FL...............     2,045    647     5,156       2,391         660 /(5)/  1,792     7,062      8,854
Westwood,
Tallahassee,
FL...............       450    --      5,424       1,017         522 /(5)/    522     7,377      7,899
                                                                 936 /(5)/

                                                  Life on
                                                   Which
                                                Depreciation
                   Accumu-                       In Latest
                    lated    Date of             Statement
                   Depreci- Construc-   Date    of Operation
Property/Location   ation     tion    Acquired  is Computed
-----------------  -------- --------- --------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Windtree I & II,
Reseda, CA.......    $2,157    1976     11/76    7-40 years
Woodlake,
Carrollton, TX...     4,080    1979     08/78    7-40 years
Woodsong II,
Smyrna, GA.......     3,203    1975     08/80    7-40 years
Woodstock,
Dallas, TX.......     3,531    1977     12/78    7-40 years

Office Building
56 Expressway,
Oklahoma City,
OK...............     1,934    1981     03/82    7-40 years

Executive Court,
Memphis, TN......     1,643    1980     09/82    5-40 years
Marina Playa,
Santa Clara CA...     6,360    1972     12/76    5-40 years
Melrose Business
Park, Oklahoma
City, OK.........     1,372    1980     03/82    5-40 years

One Hickory
Center, Farmers
Branch, TX.......        15    1998       --    10-40 years
Rosedale Towers,
Roseville, MN....     1,374    1974      1990   10-40 years
University
Square,
Anchorage, AK....     1,398    1981     12/81    5-40 years

Shopping Centers
Collection,
Denver, CO.......       682     --       1997   10-40 years
Cross County
Mall, Mattoon,
IL...............     7,899    1971     08/79    5-40 years
Cullman, Cullman,
AL...............     1,203    1979     02/79    7-40 years
Harbor Plaza,
Aurora, CO.......     1,787    1979     09/81    7-40 years
Katella Plaza,
Orange, CA.......     2,203    1971     12/80    7-40 years
Oaktree Shopping
Village, Lubbock,
TX...............       115    1981      1995   10-40 years
Preston Square,
Dallas, TX.......        70     --       1997   10-40 years
Regency Point,
Jacksonville,
FL...............     2,785    1982     06/84    5-40 years
Westwood,
Tallahassee,
FL...............     3,056    1980     10/83    5-40 years


                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                              Cost
                                                          Capitalized
                                                         Subsequent to         Gross Amounts of Which
                                     Initial Cost         Acquisition          Carried at End of Year
                                 -------------------- --------------------  -----------------------------
                    Encum-                Building &                                 Building &    (1)
Property/Location  brances        Land   Improvements Improvements  Other    Land   Improvements  Total
-----------------  -----------   ------- ------------ ------------ -------  ------- ------------ --------
                                                     (dollars in thousands)
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......  $ 25,010      $ 4,824   $  5,184     $14,109    $   --   $ 4,824   $ 24,117   $ 19,293

Hotels
Best Western
Hotel,
Virginia Beach,
VA...............     4,902        1,521      6,082         865        --     1,521      8,468      6,947
Continental
Hotel, Las Vegas,
NV...............    14,551        8,169      8,850         --         --     8,169     17,019      8,850
AKC Holiday Inn,
Kansas City, MO..     8,808        1,110      4,535       2,437        --     1,110      8,082      6,972
Piccadilly
Airport, Fresno,
CA...............     5,258          --       7,834         161        --       --       7,995      7,995
Piccadilly
Chateau, Fresno,
CA...............     2,213          --       3,906         --         (33)     --       3,873      3,873
Piccadilly Shaws,
Fresno, CA.......     6,106        2,392      9,567         430        --     2,392      9,997     12,389
Piccadilly
University,
Fresno, CA.......     5,938          --      12,011         --        (163)     --      11,848     11,848
Quality Inn,
Denver, CO.......     3,946          --         302       2,313        --       --       2,615      2,615
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    12,366        4,049     16,195       1,206        --     4,049     17,401     21,450

Single Family
Residence
Tavel Circle,
Dallas, TX.......       139           53        214         --         --        53        214        267
                   --------      -------   --------     -------    -------  -------   --------   --------
                    527,646       70,290    452,672      82,440     55,600   71,957    589,045    661,002

Properties Held
for Sale
Land
Atlanta, Atlanta,
GA...............     2,250       11,052        --          --      (3,329)   7,723        --       7,723
Bad Lands,
Duchesne, UT.....       --            25        --          --         --        25        --          25
Bonneau, Dallas
County, TX.......     1,005        1,102        --          --         --     1,102        --       1,102
Chase Oaks,
Plano, TX........     2,000        4,511        --          --      (1,607)   2,904        --       2,904
Croslin, Dallas,
TX...............       260          327        --          --         --       327        --         327
Dalho, Farmers
Branch, TX.......       300          331        --          --         --       331        --         331
Desert Wells,
Palm Desert, CA..    10,000       12,846        --          --         --    12,846        --      12,846
Dowdy, Collin
County, TX.......       -- /(7)/   1,949        --          --         --     1,949        --       1,949


                                                    Life on
                                                     Which
                                                  Depreciation
                   Accumu-                         In Latest
                    lated     Date of              Statement
                   Depreci-  Construc-    Date    of Operation
Property/Location   ation      tion     Acquired   is Computed
-----------------  --------  ---------  --------  ------------
                            (dollars in thousands)
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......  $  2,461    1965/      1992     10-40 years
                                1986
Hotels
Best Western
Hotel,
Virginia Beach,
VA...............       527     1983      1996     10-40 years
Continental
Hotel, Las Vegas,
NV...............       166      --       1998     10-40 years
AKC Holiday Inn,
Kansas City, MO..     1,879     1974      1993     10-40 years
Piccadilly
Airport, Fresno,
CA...............       235     1970      1997     10-40 years
Piccadilly
Chateau, Fresno,
CA...............       116     1989      1997     10-40 years
Piccadilly Shaws,
Fresno, CA.......       294     1973      1997     10-40 years
Piccadilly
University,
Fresno, CA.......       347     1984      1997     10-40 years
Quality Inn,
Denver, CO.......       246     1974      1994     10-40 years
Williamsburg
Hospitality
House,
Williamsburg,
VA...............       674     1973      1997     10-40 years

Single Family
Residence
Tavel Circle,
Dallas, TX.......        14
                   --------
                    208,396

Properties Held
for Sale
Land
Atlanta, Atlanta,
GA...............        --      N/A      1990              --
Bad Lands,
Duchesne, UT.....        --      N/A      1992              --
Bonneau, Dallas
County, TX.......        --      N/A      1998              --
Chase Oaks,
Plano, TX........        --      N/A      1997              --
Croslin, Dallas,
TX...............        --      N/A
Dalho, Farmers
Branch, TX.......        --      N/A      1997              --
Desert Wells,
Palm Desert, CA..        --      N/A      1998              --
Dowdy, Collin
County, TX.......        --      N/A      1997              --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                             Cost
                                                         Capitalized
                                                        Subsequent to              Gross Amounts of Which
                                    Initial Cost         Acquisition               Carried at End of Year
                                -------------------- --------------------       ----------------------------
                   Encum-                Building &                                      Building &    (1)
Property/Location  brances       Land   Improvements Improvements  Other         Land   Improvements  Total
-----------------  -------      ------- ------------ ------------ -------       ------- ------------ -------
                                                     (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Eldorado
Parkway, Collin
County, TX......   $   624      $ 1,015     $--          $--      $   --        $ 1,015     $--      $ 1,015
FRWM Cummings,
Farmers Branch,
TX..............       --         1,284      --           --          --          1,284      --        1,284
Hollywood
Casino, Farmers
Branch, Texas...     7,474       11,581      --           --          --         11,581      --       11,581
HSM, Farmers
Branch, TX......       -- /(7)/   2,361      --           --          --          2,361      --        2,361
Jeffries Ranch,
Oceanside, CA...     1,084        1,178      --           --          --          1,178      --        1,178
JHL Connell,
Carrollton, TX..       --         1,451      --           --          --          1,451      --        1,451
Katrina, Palm
Desert, CA......    15,181       40,211      --           --          --         40,211      --       40,211
Katy Road,
Harris County,
TX..............     9,194        5,920      --           --          --          5,920      --        5,920
Keller, Tarrant
County, TX......     5,000        6,897      --           --          (50)        6,847      --        6,847
Lacy Longhorn,
Farmers Branch,
TX..............     1,350        1,908      --           --          --          1,908      --        1,908
Las Colinas I,
Las Colinas,
TX..............     7,626       14,076      --           --       (4,155)/(4)/   9,921      --        9,921
Lewisville,
Lewisville, TX..       -- /(7)/   4,195      --           --       (4,195)/(4)/     --       --          --
Marine Creek,
Fort Worth, TX..     1,400        2,366      --           --          --          2,366      --        2,366
McKinney Corners
I,
Collin County,
TX..............    20,700        3,686      --           --          --          3,686      --        3,686
McKinney Corners
II,
Collin County,
TX..............       -- /(7)/   5,911      --           --          --          5,911      --        5,911
McKinney Corners
III,
Collin County,
TX..............       -- /(7)/     954      --           --          --            954      --          954
McKinney Corners
IV,
Collin County,
TX..............       -- /(7)/   2,679      --           --          --          2,679      --        2,679
McKinney Corners
V,
Collin County,
TX..............       -- /(7)/   1,117      --           --          --          1,117      --        1,117
Mason/Goodrich,
Houston, TX.....     3,723       10,983      --           --          --         10,983      --       10,983
Mendoza, Dallas,
TX..............       153          192      --           --          --            192      --          192
Messick, Palm
Springs, CA.....     2,500        3,610      --           --          --          3,610      --        3,610
Pantex, Collin
County, TX......     4,548        5,759      --           --          --          5,759      --        5,759
Parkfield,
Denver, CO......     4,825        9,112      --           190      (1,858)        7,254      190       7,444

                                                      Life on
                                                       Which
                                                    Depreciation
                     Accumu-                         In Latest
                      lated     Date of              Statement
                     Depreci-  Construc-    Date    of Operation
Property/Location     ation      tion     Acquired  is Computed
-----------------    --------  ---------  --------  ------------
                             (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Eldorado
Parkway, Collin
County, TX......       $--        N/A       1998         --
FRWM Cummings,
Farmers Branch,
TX..............        --        N/A       1998         --
Hollywood
Casino, Farmers
Branch, Texas...        --        N/A       1997         --
HSM, Farmers
Branch, TX......        --        N/A       1998         --
Jeffries Ranch,
Oceanside, CA...        --        N/A       1996         --
JHL Connell,
Carrollton, TX..        --        N/A       1998         --
Katrina, Palm
Desert, CA......        --        N/A       1998         --
Katy Road,
Harris County,
TX..............        --        N/A       1997         --
Keller, Tarrant
County, TX......        --        N/A       1997         --
Lacy Longhorn,
Farmers Branch,
TX..............        --        N/A       1997         --
Las Colinas I,
Las Colinas,
TX..............        --        N/A       1995         --
Lewisville,
Lewisville, TX..        --        N/A       1996         --
Marine Creek,
Fort Worth, TX..        --        N/A       1998         --
McKinney Corners
I,
Collin County,
TX..............        --        N/A       1997         --
McKinney Corners
II,
Collin County,
TX..............        --        N/A       1997         --
McKinney Corners
III,
Collin County,
TX..............        --        N/A       1997         --
McKinney Corners
IV,
Collin County,
TX..............        --        N/A       1997         --
McKinney Corners
V,
Collin County,
TX..............        --        N/A       1997         --
Mason/Goodrich,
Houston, TX.....        --
Mendoza, Dallas,
TX..............        --
Messick, Palm
Springs, CA.....        --        N/A       1998         --
Pantex, Collin
County, TX......        --        N/A       1997         --
Parkfield,
Denver, CO......        --        N/A       1996         --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                               Cost
                                                            Capitalized
                                                           Subsequent to               Gross Amounts of Which
                                     Initial Cost           Acquisition                Carried at End of Year
                                 --------------------- ---------------------       ------------------------------
                    Encum-                 Building &                                        Building &    (1)
Property/Location  brances         Land   Improvements Improvements  Other           Land   Improvements  Total
-----------------  --------      -------- ------------ ------------ --------       -------- ------------ --------
                                                        (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Palm Desert,
Palm Desert,
CA..............   $    --       $ 12,592   $   --       $   --     $(12,592)/(4)/ $    --    $   --     $    --
Pioneer
Crossing,
Austin, TX......     13,823        23,255       --           --          --          23,255       --       23,255
Plano Parkway,
Plano, TX.......      8,918        11,493       --           --          --          11,493       --       11,493
Rasor, Plano,
TX..............      9,500        15,316       --           --       (9,181)/(4)/    6,135       --        6,135
Rivertrails I,
Ft. Worth, TX...        --          1,139       --           --       (1,126)            13       --           13
Santa Clarita,
Santa Clarita,
CA..............      1,075         1,488       --           --          (82)/(4)/    1,406       --        1,406
Scoggins,
Tarrant County,
TX..............      1,698         3,439       --           --          --           3,439       --        3,439
Scout, Tarrant
County, TX .....      3,208         2,388       --           --          --           2,388       --        2,388
Stagliano,
Farmers Branch,
TX..............        500           566       --           --          --             566       --          566
Stone Meadows,
Houston, TX.....      1,120         1,916       --           195         --           1,916       195       2,111
Thompson,
Farmers Branch,
TX..............      1,350           948       --           --          --             948       --          948
Thompson II,
Dallas County,
TX..............        --            505       --           --          --             505       --          505
Tomlin, Farmers
Branch, TX......      1,350         1,878       --           --          --           1,878       --        1,878
Treefarm--LBJ,
Dallas County,
TX..............        -- /(7)/    2,568       --           --          --           2,568       --        2,568
Valley Ranch,
Irving, TX......        -- /(7)/   16,592       --           --      (10,133)/(4)/    2,543       --        2,543
                                                                      (3,916)/(3)/
Valley Ranch
III, Irving,
TX..............      1,330         2,248       --           --          --           2,248       --        2,248
Valley Ranch IV,
Irving, TX......      1,533         2,187       --           --          --           2,187       --        2,187
Valwood, Dallas,
TX..............     13,350        13,969       --           --         (335)/(4)/   13,634       --       13,634
Van Cattle,
McKinney, TX....      1,471         2,092       --           --          --           2,092       --        2,092
Vineyards,
Grapevine, TX...      3,430         4,982       --           --          --           4,982       --        4,982
Vista Business
Park,
Travis County,
TX..............      2,261         3,281       --           --          --           3,281       --        3,281
Vista Ridge,
Lewisville, TX..     12,592        16,322       --           --          --          16,322       --       16,322
Walker, Dallas
County, TX......     14,827        13,534       --           --          --          13,534       --       13,534
                                                         Life on
                                                          Which
                                                       Depreciation
                    Accumu-                             In Latest
                     lated       Date of                Statement
                    Depreci-    Construc-     Date     of Operation
Property/Location    ation        tion      Acquired   is Computed
-----------------   --------    ---------   --------   ------------
                               (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Palm Desert,
Palm Desert,
CA..............    $   --         N/A        1997         --
Pioneer
Crossing,
Austin, TX......        --         N/A        1997         --
Plano Parkway,
Plano, TX.......        --
Rasor, Plano,
TX..............        --         N/A        1997         --
Rivertrails I,
Ft. Worth, TX...        --         N/A        1991         --
Santa Clarita,
Santa Clarita,
CA..............        --         N/A        1997         --
Scoggins,
Tarrant County,
TX..............        --         N/A        1998         --
Scout, Tarrant
County, TX .....        --         N/A        1997         --
Stagliano,
Farmers Branch,
TX..............        --         N/A        1997         --
Stone Meadows,
Houston, TX.....        --
Thompson,
Farmers Branch,
TX..............        --         N/A        1997         --
Thompson II,
Dallas County,
TX..............        --         N/A        1998         --
Tomlin, Farmers
Branch, TX......        --         N/A        1997         --
Treefarm--LBJ,
Dallas County,
TX..............        --         N/A        1997         --
Valley Ranch,
Irving, TX......        --         N/A        1996         --
Valley Ranch
III, Irving,
TX..............        --         N/A        1997         --
Valley Ranch IV,
Irving, TX......        --         N/A        1998         --
Valwood, Dallas,
TX..............        --         N/A        1996         --
Van Cattle,
McKinney, TX....        --
Vineyards,
Grapevine, TX...        --         N/A        1997         --
Vista Business
Park,
Travis County,
TX..............        --         N/A        1998
Vista Ridge,
Lewisville, TX..        --         N/A        1998         --
Walker, Dallas
County, TX......        --         N/A        1998         --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                          Cost
                                                       Capitalized
                                                      Subsequent to          Gross Amounts of Which
                                Initial Cost           Acquisition           Carried at End of Year
                            --------------------- ---------------------  ------------------------------
                    Encum-            Building &                                   Building &    (1)
Property/Location  brances    Land   Improvements Improvements  Other      Land   Improvements  Total
-----------------  -------- -------- ------------ ------------ --------  -------- ------------ --------
                                                                      (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Yorktown, Harris
County, TX......   $  3,975 $  8,381   $    --      $   --     $    --   $  8,381   $    --    $  8,381
Other (7
properties).....        --       807        --          --          --        807        --         807
                   -------- --------   --------     -------    --------  --------   --------   --------
                    198,508  334,465        --          385     (52,549)  281,916        385    282,301
                   -------- --------   --------     -------    --------  --------   --------   --------
                   $726,154 $404,755   $452,672     $82,825    $  3,051  $353,873   $589,430   $943,303
                   ======== ========   ========     =======    ========  ========   ========   ========
                                                              Life on
                                                               Which
                                                            Depreciation
                    Accumu-                                  In Latest
                     lated        Date of                    Statement
                    Depreci-     Construc-       Date       of Operation
Property/Location    ation         tion        Acquired     is Computed
-----------------   --------     ---------     --------     ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
Yorktown, Harris
County, TX......    $    --         N/A           1998          --
Other (7
properties).....         --         N/A        Various          --

----
(1) The aggregate cost for federal income ta     --            0 million.
(2) Does not include discounts and mortgages--------           13,781 on real
    estate which has been sold but for which$208,396           mains liable on
    the underlying mortgage note.           ========
(3) Writedown of property to estimated net realizable value.
(4) Cost basis assigned to portion of property sold.
(5) Purchase accounting basis adjustment to Partnership properties.
(6) Acquisition of ground lease.
(7) Pledged as collateral on a loan primarily secured by another parcel of land.

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

   The directors and principal officers of BCM are set forth below:

    Mickey N. Phillips:     Director

    Ryan T. Phillips:       Director

    Randall M. Paulson:     President

    Karl L. Blaha:          Executive Vice President--Commercial Asset
                            Management

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

Dated: April 19, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Karl L. Blaha              Director and President       April 19, 1999
______________________________________
            Karl L. Blaha

         /s/ Roy E. Bode               Director                     April 19, 1999
______________________________________
             Roy E. Bode

      /s/ Collene C. Currie            Director                     April 19, 1999
______________________________________
          Collene C. Currie

         /s/ Al Gonzalez               Director                     April 19, 1999
______________________________________
             Al Gonzalez

         /s/ Cliff Harris              Director                     April 19, 1999
______________________________________
             Cliff Harris

      /s/ Thomas A. Holland            Executive Vice President     April 19, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                      For the Year Ended December 31, 1998

 Exhibit
 Number                              Description
 -------                             -----------
   3.12  Articles of Amendment of the Articles of Incorporation of American
         Realty Trust, Inc. deleting the Series C 10% Cumulative Convertible
         Preferred Stock.

  21.0   Subsidiaries of Registrant.

  27.0   Financial Data Schedule.