Form 10-Q
period 1999-03-31
AMERICAN REALTY TRUST INC
filed 1999-05-17
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999
                                                           --------------


                         Commission File Number 1-9948
                                                ------



                          AMERICAN REALTY TRUST, INC.
            -------------------------------------------------------
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
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                               10,563,434
----------------------------                    -------------------------------
          (Class)                               (Outstanding at April 30, 1999)

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants but in the opinion of the management of American Realty Trust, Inc., all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,  December 31,
                                                         1999         1998
                                                       ---------  ------------
                                                       (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
Performing ($650 in 1999 and $594 in 1998 from
 affiliates).........................................   $ 53,245      $ 47,823
Nonperforming........................................      3,731         6,807
                                                        --------      --------
                                                          56,976        54,630

Less - allowance for estimated losses................     (2,577)       (2,577)
                                                        --------      --------
                                                          54,399        52,053

Real estate held for sale............................    333,873       282,301


Real estate held for investment, net of accumulated
depreciation ($205,723 in 1999 and $208,396 in
1998)................................................    432,285       452,606

Pizza parlor equipment, net of accumulated
depreciation ($1,869 in 1999 and $1,464 in 1998).....      6,848         6,859

Marketable equity securities, at market value........        979         2,899
Cash and cash equivalents............................      3,191        11,523
Investments in equity investees......................     33,822        34,433
Intangibles, net of accumulated amortization,
($1,420 in 1999 and $1,298 in 1998)..................     14,654        14,776
Other assets.........................................     67,661        61,155
                                                        --------      --------

                                                        $947,712      $918,605
                                                        ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                   March 31,  December 31,
                                                     1999         1998
                                                   ---------  ------------
                                                    (dollars in thousands,
                                                       except per share)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable ($12,900 in 1999 and
$12,600 in 1998 to affiliates)...................  $ 806,504     $ 768,272
Margin borrowings................................     35,422        35,773
Accounts payable and other liabilities ($9,070
in 1999 and $8,900 in 1998 to affiliate).........     32,089        38,321
                                                   ---------     ---------
                                                     874,015       842,366


Minority interest................................     45,655        37,967


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
20,000,000 shares, issued and outstanding
 Series F, 3,350,000 shares in 1999 and
   1998 (liquidation preference $33,500).........      6,100         6,100
 Series G, 1,000 in 1999 and 1998 (liquidation
   preference $100)..............................          2             2
Common stock, $.01 par value; authorized
100,000,000 shares, issued 13,496,677 shares in
1999 and 13,479,348 shares in 1998...............        135           133
Paid-in capital..................................     83,945        83,945
Accumulated (deficit)............................    (62,112)      (51,880)
Treasury stock at cost, 2,737,216 shares in 1999
and 1998.........................................        (28)          (28)
                                                   ---------     ---------

                                                      28,042        38,272
                                                   ---------     ---------

                                                   $ 947,712     $ 918,605
                                                   =========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months
                                                        Ended March 31,
                                                     --------------------
                                                        1999      1998
                                                      --------  --------
                                                    (dollars in thousands,
                                                       except per share)
Income
  Sales..................................           $    7,124  $    6,753
  Rents.................................                40,242      11,567
  Interest..............................                 1,852         138
  Other.................................                (1,710)       (209)
                                                    ----------  ----------
                                                        47,508      18,249
Expenses
  Cost of sales..........................                6,174       5,780
  Property operations...................                27,878       9,663
  Interest..............................                21,114       9,536
  Advisory fee to affiliate.............                 1,101         760
  General and administrative............                 4,053       2,285
  Depreciation..........................                 4,480       1,232
  Litigation settlement..................                  184           -
  Minority interest.....................                 8,442         488
                                                    ----------  ----------
                                                        73,426      29,744
                                                    ----------  ----------

(Loss) from operations..................               (25,918)    (11,495)
Equity in income (loss) of investees....                  (725)      2,387
Gain on sale of real estate.............                17,516           -
                                                    ----------  ----------

Net (loss)..............................                (9,127)     (9,108)

Preferred dividend requirement..........                  (566)        (51)
                                                    ----------  ----------

Net (loss) applicable to Common shares..            $   (9,693)  $  (9,159)
                                                    ==========  ==========

Earnings per share
  Net (loss)............................            $     (.90) $     (.86)
                                                    ==========  ==========


Weighted average Common shares used
in computing earnings per share.........            10,742,325  10,711,921
                                                    ==========  ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1999


                                                         Series F   Series G
                                                         Preferred  Preferred  Common  Treasury  Paid-in  Accumulated  Stockholders'
                                                           Stock      Stock    Stock    Stock    Capital   (Deficit)      Equity
                                                         ---------  ---------  ------  --------  -------  -----------  -------------
                                                                         (dollars in thousands, except per share)
Balance, January 1, 1999...............................     $6,100         $2    $133     $(28)  $83,945    $(51,880)       $38,272


Dividends
 Common Stock ($.05 per share).........................          -          -       -         -        -        (535)          (535)

 Series F Preferred Stock ($.25
   per share)..........................................          -          -       -         -        -        (563)          (563)

 Series G Preferred Stock ($2.50
   per share)..........................................          -          -       -         -        -          (3)            (3)



Sale of Common Stock under
 dividend reinvestment plan............................          -         -        2         -        -          (4)            (2)


Net (loss).............................................          -         -        -         -        -      (9,127)        (9,127)
                                                            ------       ---     ----      ----  -------    --------        -------


Balance, March 31, 1999................................     $6,100        $2     $135      $(28) $83,945    $(62,112)       $28,042
                                                            ======       ===     ====      ====  =======    ========        =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Three Months
                                                        Ended March 31,
                                                   -----------------------
                                                       1999      1998
                                                     --------  ----------
                                                 (dollars in thousands)
Cash Flows From Operating Activities
  Pizza parlor sales collected....................   $  7,824    $  6,614
  Rents collected.................................     39,370      11,500
  Interest collected..............................        772         203
  Distributions received from equity investees'
     operating cash flow..........................        306       7,010
  Payments for property operations................    (35,737)    (10,334)
  Payments from pizza parlor operations...........     (6,257)     (6,779)
  Interest paid...................................    (17,723)     (6,383)
  Advisory fee paid to affiliate..................     (1,101)       (760)
  Purchase of marketable equity securities........       (696)     (1,114)
  Proceeds from sale of marketable equity
    securities....................................        791       2,044
  General and administrative expenses paid........     (4,101)     (2,285)
  Other...........................................      3,198      (1,208)
                                                     --------    --------
    Net cash (used in) operating activities.......    (13,354)     (1,492)

Cash Flows From Investing Activities
  Collections on notes receivable.................     10,915       7,600
  Proceeds from sale of real estate...............     35,955           -
  Acquisition of real estate......................    (28,894)    (26,206)
  Pizza parlor equipment purchased................       (207)       (670)
  Notes receivable funded.........................    (12,179)       (432)
  Earnest money/escrow deposits...................    (11,277)       (474)
  Investment in real estate entities..............        (35)       (177)
  Real estate improvements........................     (3,081)     (1,652)
                                                     --------    --------
    Net cash (used in) investing activities.......     (8,803)    (22,011)

Cash Flows From Financing Activities
  Proceeds from notes payable.....................     37,440      51,419
  Payments on notes payable.......................    (21,496)    (25,194)
  Deferred borrowing costs........................       (758)     (3,514)
  Net advances (payments) to/from affiliates......        137      (1,679)
  Common dividends paid...........................       (535)       (541)
  Preferred dividends paid........................       (566)        (52)
  Minority interest...............................       (754)       (488)
  Margin borrowings (repayments), net.............        357        (821)
                                                     --------    --------
    Net cash provided by financing activities.....     13,825      19,130

    Net (decrease) in cash and cash equivalents...     (8,332)     (4,373)

Cash and cash equivalents, beginning of period....     11,523       5,347
                                                     --------    --------

Cash and cash equivalents, end of period..........   $  3,191    $    974
                                                     ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                   For the Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                       1999      1998
                                                     --------  --------
                                                   (dollars in thousands)

Reconciliation of net (loss) to net cash
(used in) operating activities

 Net (loss).......................................    $(9,127)  $(9,108)
 Adjustments to reconcile net (loss) to net
   cash (used in) operating activities
   Depreciation and amortization..................      4,480     1,232
   Gain on sale of real estate....................    (17,516)        -
   Distributions from equity investees' operating
     cash flow....................................        306     7,010
   Equity in (income) loss of investees...........        725    (2,387)
   Decrease in marketable equity securities.......      1,825     1,187
   (Increase) decrease in accrued interest
     receivable...................................     (1,079)      128
   Decrease in other assets.......................     13,563     2,535
   Increase (decrease) in accrued interest payable       (477)       51
   (Decrease) in accounts payable and other
     liabilities..................................     (6,319)   (1,937)
   Other..........................................        265      (203)
                                                     --------   -------

     Net cash (used in) operating activities......   $(13,354)  $(1,492)
                                                     ========   =======


Schedule on noncash investing and financing activities

  Notes payable from acquisition of real estate...    $22,000   $ 3,614


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
----------------------------

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. and consolidated entities ("ART") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ART's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P.
---------------------------------------

ART owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Until December 18, 1998, SAMLP was the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP (collectively the "Partnership"). Gene E. Phillips, a Director and Chairman of the Board of ART until November 16, 1992, is also a general partner of SAMLP. As of March 31, 1999, ART owned approximately 55.0% of the outstanding limited partner units of the Partnership.

The Partnership, SAMLP and Gene E. Phillips were among the defendants in a class action lawsuit arising from the formation of the Partnership (the "Moorman Litigation"). An agreement settling such lawsuit (the "Settlement Agreement") for the above named defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of the Partnership oversight committee and the establishment of specified annually increasing targets for five years relating to the price of the Partnership's units of limited partner interest.

The Settlement Agreement provided for the resignation and replacement of SAMLP as general partner if the unit price targets were not met for two consecutive anniversary dates. The Partnership did not meet the unit price targets for the first and second anniversary dates.

On July 15, 1998, the Partnership, SAMLP and the Partnership oversight committee executed an Agreement for Cash Distribution and Election of Successor General Partner (the "Cash Distribution Agreement") which provided for the nomination of an entity affiliated with SAMLP to be the successor general partner of the Partnership, for the distribution of $11.4 million to the plaintiff class members and for the resolution of all related matters under the Settlement Agreement. On October 23, 1998, the Court entered an order granting final approval of the Cash Distribution Agreement. The Court also entered orders requiring the Partnership to pay $404,000 in attorney's fees to Joseph B. Moorman's legal counsel, $30,000 to Joseph B. Moorman and $404,000 in attorney's fees to Robert A. McNeil's legal counsel.

Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P. (Continued)
---------------------------------------

administrator. The distribution of cash is under the control of the independent settlement administrator. On March 24, 1999, the initial distribution of cash was made to the plaintiff class members.

The proposal to elect NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, as the successor general partner was submitted to the unitholders of the Partnership for a vote at a special meeting of unitholders held on December 18, 1998. NMC was elected by a majority of the Partnership unitholders. The Settlement Agreement remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its original capital contribution to the Partnership. In addition, NMC assumed liability for the note which requires the repayment of the $11.4 million paid by the Partnership under the Cash Distribution Agreement, plus the $808,000 in court ordered attorney's fees and $30,000 paid to Joseph B. Moorman. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by ART. The liability assumed under the Cash Distribution Agreement was expensed as a "litigation settlement." An additional $184,000 was expensed as a "litigation settlement" in the first quarter of 1999.

As of December 31, 1998, ART discontinued accounting for its investment in the Partnership under the equity method upon the election of NMC as general partner of the Partnership and the settlement of the Moorman Litigation. ART began consolidation of the Partnership's accounts at that date and its operations subsequent to that date.

NOTE 3.   NOTES RECEIVABLE
--------------------------

In January 1999, the Partnership received $350,000 on the collection of a mortgage note receivable.

During 1998 and the first quarter of 1999, the Partnership funded a total of $11.9 million of a $23.8 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.2 acres of land and an office building under construction in Dallas, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment to preserve its collateral interest. Estimated cost to construct the office building is in excess of $60.0 million. Through April 1999, the Partnership funded an additional $2.3 million.

Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In April 1999, the Partnership funded an additional $10,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999.

In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas, and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was classified as nonperforming. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Dallas, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

Also in August 1998, the Partnership funded a $3.7 million loan to JNC Enterprises, Inc. ("JNC"). The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross-collateralized with other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, Garden Capital, L.P. ("GCLP") funded an additional $6.0 million of its $95.0 million loan commitment to ART. GCLP is a partnership in which NOLP is the sole limited partner with a 99.3% limited partner interest and a wholly-owned subsidiary of ART is the general partner with .7% general partner interest. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, a $1.3 million paydown of the JNC line of credit and an $820,000 paydown of the JNC Frisco Panther Partners, Ltd. loan, discussed below. See NOTE
7. "NOTES PAYABLE."

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns and in the second quarter of 1999, the remaining $385,000 is expected to be collected.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. The loan bears interest at 15.0% per annum and matures in June 1999. All principal and interest are due at maturity. In the first quarter of 1999, the Partnership funded an additional $119,000, increasing the loan balance to $3.9 million. In April 1999, the Partnership funded an additional $66,000, increasing the loan balance to $4.0 million.

In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million is secured by a second lien on 3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. The second loan, also $1.0 million, was secured by a second lien on 2.9 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.2 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. These loans are cross-collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan.

In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien of 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

at maturity. The loan is cross-collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In January and February 1999, the Partnership funded an additional $2.0 million.

At December 1998, the Partnership's one wraparound mortgage note receivable with a principal balance of $5.0 million, was in default. The Partnership has been vigorously pursuing its rights regarding the loan. If the Partnership should be unsuccessful and the underlying lienholder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

Related Party. In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at March 31, 1999, owned approximately 15.8% of the outstanding shares of ART's Common Stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), ART's advisor.

NOTE 4.   REAL ESTATE
---------------------

In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM. A gain of $2.2 million was recognized on the sale.

In February 1999, ART purchased Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million. ART paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments, and matures in January 2000. A mortgage in the amount of $15.0 million, secured by
125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires principal reduction payments of $1.0 million on each of May 1, June 1, and July 1, and $3.0 million on August 1 and November 1, 1999 in addition to monthly interest payments and matures in February 2000. Another mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments and matures in January 2000. ART's Double O land in Las Colinas, Texas and its Desert Wells land in Palm Desert, California are pledged as additional collateral for these loans. ART drew down $6.0 million under its line of credit with GCLP, for a portion of the cash requirement. See NOTE 7. "NOTES PAYABLE." A real estate brokerage commission of $1.4 million was paid to Carmel Realty.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)
---------------------

Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel, for $1.2 million. ART received net cash of $1.1 million after the payment of various closing costs, including a real estate brokerage commission of $36,000 to Carmel Realty. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires monthly interest only payments and matures in January 2000. The net cash from the sale and refinancing along with an additional $921,000 were used to payoff the $8.9 million mortgage secured by the land parcel. A mortgage brokerage and equity refinancing fee of $71,000 was paid to BCM. A gain of $473,000 was recognized on the sale.

In February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain of $706,000 was recognized on the sale.

Also in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrowed monies will be applied against the mortgage's principal balance, approximately $800,000 will be retained by the lender as a prepayment penalty and the remaining $4.0 million will be returned to GCLP. A gain of $9.6 million was recognized on the sale, after consideration of payment of the prepayment penalty.

In March 1999, ART sold a 13.0 acre tract of its Rasor land parcel, for $1.6 million, receiving no net cash after paying down by $1.5 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $48,000 to Carmel Realty. A gain of $979,000 was recognized on the sale.

Also in March 1999, ART sold two tracts totaling 9.9 acres of its Mason/Goodrich land parcel, for $956,000, receiving net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $29,000 to Carmel Realty. A gain of $432,000 was recognized on the sale.

Further in March 1999, ART sold, in a single transaction, a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel, for $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage secured by such land parcel,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)
---------------------

the funding of required escrows and the payment of various closing costs, including a real estate brokerage commission of $231,000 to Carmel Realty. A gain of $3.1 million was recognized on the sale.


NOTE 5.   INVESTMENTS IN EQUITY INVESTEES
-----------------------------------------

Real estate entities. ART's investment in real estate entities at March 31, 1999, included equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ART's advisor, serves as advisor to the REITs.

ART accounts for its investment in the REITs and the joint venture partnerships using the equity method. Substantially all of the equity securities of the REITs are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

ART's investment in real estate entities, accounted for using the equity method, at March 31, 1999 was as follows:

                                                      Equivalent
                     Percentage        Carrying        Investee
                      of ART's         Value of       Book Value      Market Value
                    Ownership at    Investment at         at        of Investment at
Investee           March 31, 1999   March 31, 1999  March 31, 1999   March 31, 1999
-----------------  ---------------  --------------  --------------  ----------------

CMET                         41.1%         $14,713         $34,708           $24,558
IORI                         30.8            3,049           7,199             3,601
TCI                          30.9            9,825          28,067            14,454
                                           -------                           -------
                                            27,587                           $42,613
                                                                             =======
Other                                        6,235
                                           -------
                                           $33,822
                                           =======

The difference between the carrying value of ART's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of each of the REITs undervalues their assets and ART may, therefore, continue to increase its ownership in these entities in 1999.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENTS IN EQUITY INVESTEES (Continued)
-----------------------------------------

Set forth below is summarized results of operations of equity investees for the three months ended March 31, 1999:


     Revenues....................................   $39,567
     Equity in income of partnerships............       133
     Property operating expenses.................    24,567
     Depreciation................................     5,603
     Interest expense............................    13,072
                                                    -------
     (Loss) before gains on sale of real estate..    (3,542)

     Gain on sale of real estate.................     2,020
                                                    -------
     Net (loss)..................................   $(1,522)
                                                    =======

ART's share of equity investees' loss before gains on the sale of real estate was $1.2 million for the three months ended March 31, 1999, and its share of equity investees' gains on sale of real estate was $448,000 for the three months ended March 31, 1999.

ART's cash flow from the REITs is dependent on the ability of each of them to make distributions. In the first quarter of 1999, distributions totaling $306,000 were received from the REITs.

In the first quarter of 1999, ART purchased a total of $35,000 of equity securities of the REITs and $196,000 of NRLP units of limited partner interest.

In January 1992, ART entered into a partnership agreement with an entity affiliated with the owner, at the time, in excess of 14% of ART's outstanding shares of Common Stock, to acquire 287 developed residential lots adjacent to ART's other residential lots in Fort Worth, Texas. The partnership agreement designates ART as managing general partner. The partnership agreement also provides each of the partners with a guaranteed 10% return on their respective investments. Through December 31, 1998, 266 residential lots had been sold. In the first quarter of 1999, no additional lots were sold.

NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
----------------------------------------------------------

Since 1994, ART has been purchasing equity securities of entities other than those of the REITs and the Partnership to diversify and increase the liquidity of its margin accounts. In the first quarter of 1999, ART purchased $696,000 and sold $791,000 of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 1999, ART recognized an unrealized decrease in the market value of its trading portfolio securities of $1.8 million. Also in the first quarter of 1999, ART realized a net gain of $33,000 from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   NOTES PAYABLE
-----------------------

In February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

In March 1999, ART obtained a second mortgage on its Frisco Bridges land in the amount of $2.0 million. The mortgages bears interest at 12.5% per annum, and requires interest and principal to be paid at maturity in June 1999.

Also in March 1999, the Las Colinas I term loan lender provided additional financing on ART's Stagliano, Dalho, Bonneau and Valley Ranch III land in the amount of $2.2 million. The proceeds from this financing along with an additional $1.4 million in cash were used to pay off the $3.1 million in mortgage debt secured by such land parcels. A mortgage brokerage and equity refinancing fee of $22,000 was paid to BCM.

At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land in the amount of $15.2 million matured. ART and the lender had reached an agreement to extend the mortgage's maturity to January 2000 in exchange for, among other things, ART's payment of an extension fee and a loan paydown. On March 31, 1999, ART requested a loan payoff letter from the lender intending to refinance the maturing debt. Such letter contained a demand for fees and other consideration that management believes the lender is not entitled to receive under the loan documents. The lender began foreclosure proceedings. On April 30, 1999, the Court granted a temporary restraining order to prevent foreclosure and on May 12, 1999, a hearing was held on ART's application for temporary injunctive relief. The Court has not yet ruled on the application. ART intends to continue the ongoing negotiations with the lender.

Related Party. In 1998 and the first quarter of 1999, GCLP funded $76.0 million of a $95.0 million loan commitment to ART. The loan is secured by second liens on (1) an office building in Minnesota, (2) four apartments in Mississippi, and
(3) 130.54 acres of land in Texas, (4) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 National Realty units of limited partnership, and (5) by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   NOTES PAYABLE (Continued)
-----------------------

February 1999, ART made a $999,000 paydown on the loan. In April 1999, GCLP funded an additional $5.7 million. Such loan balance is eliminated in consolidation.

In December 1998, in connection with the Litigation Settlement, NMC, the general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.4 million paid by the Partnership to the Moorman Litigation plaintiff class members and legal counsel; $184,000 of such amount being paid in March 1999. The loan bears interest at 90 day LIBOR (London InterBank Offered Rate) plus 2.0% per annum, currently 7.0% per annum, adjusted every 90 days and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be general partner or ten years from March 24, 1999, the date of the first cash distribution to the Moorman Litigation plaintiff class members.

NOTE 8.   MARGIN BORROWINGS
---------------------------

ART has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $35.4 million at March 31, 1999.

In August 1996, ART consolidated its existing NRLP margin debt held by various brokerage firms into a single loan of $20.3 million. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million. The loan was secured by ART's NRLP units with a market value of at least 50% of the principal balance of the loan. ART paid down the loan by $14.0 million in September 1998 and an additional $5.0 million in October 1998. In February 1999, the remaining loan balance of $5.0 million was paid off.

NOTE 9.   INCOME TAXES
----------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ART had no taxable income or provision for income taxes in the three months ended March 31, 1999 or 1998.

NOTE 10.  OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of ART's operating segments as compared to ART's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. ART based reconciliation of expenses that are not reflected in the segments is $4.1 million and $2.3 million of administrative expenses for the three months ended March 31, 1999 and 1998, respectively. There are no intersegment revenues and expenses and the Partnership conducts all of its business within the United States.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.  OPERATING SEGMENTS (Continued)
-----------------------------

Presented below are ART's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                   Commercial                                  Pizza
     1999          Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
-------------      ----------  ----------  -------  --------  -------  -----------  --------
Operating
 revenue.........     $ 7,347    $ 26,049  $ 6,721  $    125  $ 7,124  $         -  $ 47,366
Operating
 expenses........       3,815      15,830    5,486     2,747    6,174            -    34,052
Interest
 income..........           -           -        -         -        -        1,852     1,852
Interest
 expense -
 notes
 receivable                 -           -        -         -        -          881       881
                      -------    --------  -------  --------  -------  -----------  --------
Net operating
 income
 (loss)..........     $ 3,532    $ 10,219  $ 1,235  $(2,622)  $   950  $       971  $ 14,285
                      =======    ========  =======  ========  =======  ===========  ========

Depreciation/
 amorti-
 zation..........     $   899    $  2,619  $   638  $      -  $   324  $        -   $  4,480
Interest on
 debt............       1,691       7,553    1,819     8,084      230           -     19,377
Capital
 expendi-
 tures...........       1,985         371      143         -      394            -     2,893
Segment
 assets..........      93,503     254,403   88,782   329,470   21,502       54,399   842,059

Property Sales:                Apartments           Land                            Total
                               ----------           --------                        --------
Sales price......                $ 28,605           $ 11,464                        $ 40,069
Cost of sales....                  16,112              6,441                          22,553
                                 --------           --------                        --------
Gain on sales....                $ 12,493           $  5,023                        $ 17,516
                                 ========           ========                        ========
                   Commercial                                  Pizza
     1998          Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
-------------      ----------  ----------  -------  --------  -------  -----------  --------
Operating
 revenue.........     $ 4,898    $    204  $ 6,327  $    138  $ 6,753  $         -  $ 18,320
Operating
 expenses........       2,685         123    5,350     1,505    5,780            -    15,443
Interest
 income..........           -           -        -         -        -          138       138
Interest
 expense -
 notes
 receivable                 -           -        -         -        -          544       544
                      -------    --------  -------  --------  -------  -----------  --------
Net
 operating
 income
 (loss)..........     $ 2,213    $     81  $   977  $(1,367)  $   973  $      (406) $  2,471
                      =======    ========  =======  ========  =======  ===========  ========

Depreciation/
 amorti-
 zation..........     $   370    $    109  $   516  $      5  $   232  $        -   $  1,232
Interest on
 debt............       1,067          47    1,172     5,293       65           -      7,644
Capital
 expendi-
 tures...........       5,110           -      173         -      670           -      5,953
Segment
 assets..........      51,375       8,486   72,831   200,910   22,335      16,649    372,586


                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

In 1996, ART was admitted to the Valley Ranch, L.P. partnership, as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ART's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the limited partner notified ART that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In March 1999, ART purchased 100,000 of the Class A units for $100,000. ART subsequently reached an agreement with the other Class A unitholder to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and 1.0 million units will be purchased in July and October 1999 and January 2000 and 2.0 million units will be purchased in May 2001 and May 2002.

Litigation. ART is involved in various lawsuits arising in the ordinary course of business. In the opinion of ART's management, the outcome of these lawsuits will not have a material impact on ART's financial condition, results of operations or liquidity.

NOTE 12.  SUBSEQUENT EVENTS
---------------------------

In April 1999, ART refinanced the matured mortgage debt secured by its Yorktown land in the amount of $4.8 million, receiving net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $48,000 to BCM. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires monthly interest only payments and principal reduction payment of $368,000 in July 1999 and matures in February 2000.

Also in April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million, receiving net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain will be recognized on the sale.

Further in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million, receiving net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel Realty. The purchaser assumed the $2.4 million mortgage secured by the property. A gain will be recognized on the sale.

In March 1999, ART funded $322,000 of a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by second liens on land in Ohio

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 12.  SUBSEQUENT EVENTS (Continued)
---------------------------

and Florida and 100% of the general and limited partnership interest in Partners Capital, Ltd. and a 50% profits interest in subsequent land sales. The loan bears interest at 14% per annum and matures in March 2000, with all principal and interest due at maturity. The remaining $1.7 million was funded in April 1999.

Also in April 1999, ART funded $2.4 million loan to 261, L.P. The loan is secured by 100% of the general and limited partnership interest in Partners Capital, Ltd. and a 75% profits interest in subsequent land sales. The loan bears interest at 14% per annum and matures in March 2000, with all principal and interest due at maturity.

                           ------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

Introduction
------------

ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at March 31, 1999 totaled $3.2 million, compared with $11.5 million at December 31, 1998. Although ART anticipates that during the remainder of 1999 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, refinancing of properties and, to the extent necessary, borrowings from its advisor to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1998, notes payable totaling $164.2 million had either scheduled maturities or required principal reduction payments during 1999. During the first quarter of 1999, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $36.8 million of the debt scheduled to mature in 1999.

Net cash used in operating activities decreased to $25.2 million in the three months ended March 31, 1999, from $1.5 million in the three months ended March 31, 1998. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Net cash from pizza operations (sales less cost of sales) in the three months ended March 31, 1999, was $1.6 million compared to a use of $200,000 in the three months ended March 31, 1998. The increase was due to the effects of a more aggressive marketing and advertising strategy offset in part by record high cheese prices in January 1999.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $3.6 million in the three months ended March 31, 1999 from $1.2 million in 1998. The increase is primarily attributable to the 16 land parcels and 36 apartments purchased by ART in 1998, and the consolidation of the Partnership effective December 31, 1998. See Note
2. "SYNTEK ASSET MANAGEMENT, L.P."

ART expects an increase in cash flow from property operations during the remainder of 1999. Such increase is expected to be derived from a full year of operations of the 36 apartments that were acquired during 1998 and the consolidation of the Partnership effective December 31, 1998. ART is also expecting substantial land sales and selected property sales to generate additional cash.

Interest collected increased to $772,000 in the three months ended March 31, 1999, from $203,000 in 1998. The increase was attributable to loans funded in 1998.

Interest paid increased to $17.7 million in the three months ended March 31, 1999, from $6.4 million in 1998. The increase was primarily due to debt incurred or assumed relating to 16 land parcels acquired by ART in 1998, the purchase of 36 apartments by ART in 1998 and the consolidation of the Partnership effective December 31, 1998.

Advisory fees paid increased to $1.1 million in the three months ended March 31, 1999, from $760,000 in 1998. The increase was due to an increase in ART's gross assets, the basis for such fee.

General and administrative expenses paid increased to $4.1 million in the three months ended March 31, 1999, from $2.3 million in 1998. The increase was primarily attributable to the consolidation of the Partnership effective December 31, 1998.

Distributions from equity investees' decreased to $306,000 in the three months ended March 31, 1999 from $7.0 million in 1998. Included in 1998 distributions, were special distributions totaling $6.1 million from TCI and the Partnership that had been accrued at December 31, 1997.

Other cash from operating activities increased to $3.2 million in the three months ended March 31, 1999, from a use of $1.2 million in 1998. The increase was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs.

In February 1999, ART purchased Frisco Bridges land, a 336.8 acre parcel of unimproved land in Frisco, Texas, for $46.8 million. ART paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million.

Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel, for $1.2 million. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The net cash from the sale and refinancing along with an additional $921,000 were used to payoff the $8.9 million mortgage secured by the land parcel .

Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs.

In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending substitution collateral. Such funds will be released when substitute collateral is approved. If substitute collateral is not provided by August 1999, $13.0 million of the escrow will be applied against the mortgage's principal balance, approximately $800,000 will be retained by the lender as a prepayment penalty and the remaining $4.0 million will be returned to GCLP.

In March 1999, ART sold two tracts totaling 9.9 acres of its Mason/ Goodrich land parcel, for $956,000 in cash, receiving net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

Also in March 1999, ART sold a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel, for $7.7 million in cash, receiving no net cash after paying down by $5.5 million the mortgage secured by such land parcel and the payment of various closing costs.

In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million, receiving net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs.

Also in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million, receiving net cash of $880,000 after the payment of various closing costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Notes Receivable. ART received $10.9 million in principal payments in the three months ended March 31, 1999.

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at March 31, 1999, owned approximately 15.8% of the outstanding shares of ART's Common Stock. The loan is guaranteed by BCM.

In 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Dallas, Texas. In February 1999, the Partnership funded an additional $37,500.

Also in 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guaranty of the borrower and the personal guarantees of its partners. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with purchase, GCLP funded an additional $6.0 million of its $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million loan, including accrued but unpaid interest, a $1.3 million paydown of the JNC line of credit and a $820,000 paydown of the JNC Frisco Panther Partners, Ltd. loan.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, LLC. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first quarter of 1999, the Partnership funded an additional $119,000, increasing the loan balance to $3.9 million. In April 1999, the Partnership funded an additional $66,000, increasing the loan balance to $4.0 million.

Also in 1998 and the first quarter of 1999, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan.

During 1998 and the first quarter of 1999, the Partnership funded a total of $11.9 million of a $23.8 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land and a building under construction in Dallas, Texas. In April 1999, the Partnership funded an additional $2.2 million.

In 1997, 1998 and 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In April 1999, ART funded the remaining $1.7 million on a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida and by 100% of the general and limited partner interest in Partners Capital, Ltd. and 50% profits interest in subsequent land sales.

Also in April 1999, ART funded $2.4 million to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd. and 75% profits interest in subsequent land sales.

Notes Payable. In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million. The Partnership received net cash of $1.7 million after the payment of various closing costs.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000. The Partnership received net cash of $870,000 after the payment of various closing costs.

In March 1999, ART obtained a second mortgage on its Frisco Bridges land in the amount of $2.0 million.

In April 1999, ART refinanced the matured mortgage debt secured by its Yorktown land in the amount of $4.8 million, receiving net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs.

At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land in the amount of $15.2 million matured. ART and the lender had reached an agreement to extend the mortgage's maturity to January 2000 in exchange for, among other things, ART's payment of an extension fee and a loan paydown. On March 31, 1999, ART requested a loan payoff letter from the lender intending to refinance the maturing debt. Such letter contained a demand for fees and other consideration that management believes the lender is not entitled to receive under the loan documents. The lender began foreclosure proceedings. On April 30, 1999, the Court granted a temporary restraining order to prevent foreclosure and on May 12, 1999, a hearing was held on ART's application for temporary injunctive relief. The Court has not yet ruled on the application. ART intends to continue the ongoing negotiations with the lender.

Equity Investments. During the fourth quarter of 1988, ART began purchasing shares of the REITs which have the same advisor as ART. It is anticipated that additional equity securities of the REITs will be acquired in the future through open-market and negotiated transactions to the extent that ART's liquidity permits.

Equity securities of the REITs and NRLP held by ART may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, ART may be unable to sell such equity securities other than in a registered public offering or pursuant to an

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce ART's ability to realize the full fair market value of such investments if it attempted to dispose of such securities in a short period of time.

ART's cash flow from its REIT investments is dependent on the ability of each of the entities to make distributions. ART received distributions totaling $306,000 in the first quarter of 1999 from the REITs.

ART has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of ART's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $35.4 million at March 31, 1999.

In August 1996, ART consolidated its existing Partnership margin debt held by various brokerage firms into a single loan of $20.3 million. In July 1997, the lender advanced an additional $3.7 million, increasing the loan balance to $24.0 million. The loan was secured by ART's NRLP units with a market value of at least 50% of the principal balance of the loan. ART paid down the loan by $14.0 million in September 1998 and an additional $5.0 million in October 1998. In February 1999, the remaining loan balance of $5.0 million was paid off.

ART expects that it will be necessary for it to sell $111.2 million, $48.0 million and $17.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures or if it is not able to extend such debt, ART, would either sell other of its assets to pay such debt or return the property to the lender.

Management reviews the carrying values of ART's properties and mortgage note receivables at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. ART's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Commitments and Contingencies
-----------------------------

In 1996, ART was admitted to the Valley Ranch, L.P. partnership, as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ART's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the limited partner notified ART that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Commitments and Contingencies (Continued)
-----------------------------

Stock. In March 1999, ART purchased the 100,000 of the Class A units for $100,000. ART has subsequently reached an agreement with the Class A unitholder to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and 1.0 million units will be purchased in July and October 1999 and January 2000 and 2.0 million units in May 2001 and May 2002.

Results of Operations
---------------------

For the three months ended March 31, 1999, ART reported a net loss of $9.1 million, comparable to the net loss of $9.1 million for the three months ended March 31, 1998. The primary factors contributing to ART's net loss are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $7.1 million and $6.2 million, respectively, in the three months ended March 31, 1999 compared to $6.8 million and $5.8 million in 1998. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy, offset by an increase in cost of sales attributable to record high cheese prices in January 1999. Cheese prices returned to more historic levels in February 1999.

Rents increased to $40.2 million in the three months ended March 31, 1999 from $11.6 million in 1998. Rents from commercial properties increased to $7.3 million for the three months ended March 31, 1999 from $4.9 million in 1998, rent from hotels of $6.7 million in the three months ended March 31, 1999 approximated the $6.3 million in 1998 and rent from apartments increased to $26.0 million in the three months ended March 31, 1999 compared to $204,000 in 1998. The increase in commercial property rents was primarily attributable to the consolidation of the Partnership effective December 31, 1998 and the increase in apartment rent was due to the 36 apartments acquired by ART in 1998 and the consolidation of the Partnership effective December 31, 1998. Rental income is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Property operations expense increased to $27.9 million in the three months ended March 31, 1999 from $9.7 million in 1998. Property operations expense for commercial properties increased to $3.8 million in the three months ended March 31, 1999 from $2.7 million in 1998. For hotels expenses of $5.5 million in the three months ended March 31, 1999 approximated the $5.4 million in 1998. For land expenses increased to $2.7 million in the three months ended March 31, 1999 from $1.5 million in 1998. For apartments expense was $15.8 million in the three months ended March 31, 1999 and $120,000 in 1998. The increase in commercial property operations expense was primarily due to the consolidation of the Partnership effective December 31, 1998. The increase for land was primarily due to the 16 land parcels acquired in 1998. Property operations expense for apartments was due to the 36 apartments acquired

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Results of Operations (Continued)
---------------------

by ART in 1998 and the consolidation of the Partnership effective December 31, 1998. Property operations expense is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998.

Interest income from mortgage notes receivable increased to $1.9 million in the three months ended March 31, 1999 from $138,000 in 1998. The increase of $1.1 million is attributable to loans funded by the Partnership in 1998. Interest income is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations subsequent to December 31, 1998.

Other income increased to a loss of $1.7 million in the three months ended March 31, 1999 from a loss of $209,000 in 1998. ART recognized an unrealized decrease in market value of its trading portfolio securities of $1.8 million in the three months ended March 31, 1999 compared to $400,000 in 1998. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased to $21.1 million in the three months ended March 31, 1999 from $9.5 million in 1998. Of the increase $7.1 million was attributable to the consolidation of the Partnership, effective December 31, 1998, $3.2 million was due to 16 parcels of land acquired in 1998 and $413,000 was due to the 36 apartments ART acquired in 1998. In the remainder of 1999, interest expense is expected to continue to rise due to a full year of operations from the 36 apartments acquired by ART in 1998 and the consolidation of the Partnership, effective December 31, 1998.

Depreciation expense increased to $4.5 million in the three months ended March 31, 1999 from $1.2 million in 1998. The increase was attributable to the consolidation of the Partnership effective December 31, 1998 and ART's acquisition of 36 apartments in 1998.

Advisory fees increased to $1.1 million in the three months ended March 31, 1999 from $760,000 million in 1998. The increase was attributable to the increase in ART's gross assets, the basis for such fee. Such fee is expected to increase as ART's gross assets increase.

General and administrative expenses increased to $4.1 million in the three months ended March 31, 1999 from $2.3 million in 1998. The increase was primarily attributable to the consolidation of the Partnership effective December 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

Minority interest increased to $8.4 million in the three months ended March 31, 1999 from $488,000 in 1998. Of the increase, $8.0 million was attributable to the consolidation of the Partnership effective December 31, 1998.

Equity in income of investees decreased to a loss of $725,000 in the three months ended March 31, 1999 from income of $2.4 million in 1998. The decrease in equity income was attributable to the consolidation of the Partnership effective December 31, 1998 and the lack of gains from the sale of real estate in the REIT's. See Note 2. "SYNTEK ASSET MANAGEMENT, L.P."

In the three months ended March 31, 1999, ART recognized $17.5 million in gains on sale of real estate. In the first quarter of 1999, ART recognized a $472,000 gain on the sale of a 4.6 acre tract of its Plano Parkway land, a $432,000 gain on the sale of a 9.9 acre tract of its Mason/Goodrich land, a $3.1 million gain on the sale of two tracts of its McKinney II and McKinney IV land totaling 33.7 acres and a $979,000 gain on the sale of a $13.0 acre tract of its Rasor land. GCLP recognized a $2.2 million gain on the sale of the Olde Towne Apartments, a $706,000 gain on the sale of the Santa Fe Apartments and a $9.6 million gain on the sale of the Mesa Ridge Apartments.

Environmental Matters
---------------------

Under various federal, state and local environmental laws, ordinances and regulations, ART may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ART's business, assets or results of operations.

Inflation
---------

The effects of inflation on ART's operations are not quantifiable. Revenues from apartment operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new borrowings as well as the cost of variable interest rate debt will be affected.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Year 2000
---------

BCM has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for ART's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for ART's commercial properties. With regard to ART's apartments, Carmel, Ltd. has informed management that its subcontractors are also using year 2000 compliant computer hardware and property management software.

ART has not incurred nor does it expect to incur any costs related to its computer hardware and accounting and property management computer software being modified, upgraded or replaced to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has completed its evaluation of ART's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications are insignificant and do not require significant expenditures to make the affected systems year 2000 compliant, as enhanced operating systems are readily available.

ART has or will have in place the year 2000 compliant systems that will allow it to operate. The risks ART faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.

                    ---------------------------------------

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

Exhibit
Number                          Description
-------       -------------------------------------------------------

 27.0         Financial Data Schedule, filed herewith.

(b) Reports on Form 8-K as follows:

    None.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN REALTY TRUST, INC.



Date:       May 17, 1999         By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:       May 17, 1999         By:  /s/ Thomas A. Holland
     --------------------------     -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                     For the Quarter ended March 31, 1999



Exhibit                                                                   Page
Number                             Description                           Number
-------         ---------------------------------------------------      ------

  27.0          Financial Data Schedule.                                   32