Form 10-K405/A
period 1998-12-31
AMERICAN REALTY TRUST INC
filed 1999-06-02
CIK 827165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                             AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9948

                               ----------------
                          American Realty Trust, Inc.
            (Exact Name of Registrant as Specified in Its Charter)


                Georgia                              54-0697989
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


 10670 North Central Expressway,Suite
          300, Dallas, Texas                            75231
    (Address of Principal Executive                   (Zip Code)
               Offices)

                                (214) 692-4700
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
          Title of each class                        registered
     Common Stock, $.01 par value              New York Stock Exchange

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

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3

Item 2. Properties.......................................................    7

Item 3. Legal Proceedings................................................   29

Item 4. Submission of Matters to a Vote of Security Holders..............   29

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   29

Item 6. Selected Financial Data..........................................   32

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   32

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk..   41

Item 8. Consolidated Financial Statements and Supplementary Data.........   42

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   90

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   90

Item 11. Executive Compensation..........................................   96

Item 12. Security Ownership of Certain Beneficial Owners and Management..   98

Item 13. Certain Relationships and Related Transactions..................  100

                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-
 K.......................................................................  103

Signature Page...........................................................  106

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

   Notes payable totaling $168.0 million are scheduled to mature during 1999. During the first quarter of 1998, the Company either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $66.8 million of the debt scheduled to mature in 1999. See NOTE 5. "REAL ESTATE," NOTE 9. "NOTES AND INTEREST PAYABLE" and NOTE 24. "SUBSEQUENT EVENTS."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

   The Company's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the affect of the changes on the future operations of the Company. The Company manages its market risk by matching the property's anticipated net operating income to an appropriate financing.

   The following table contains only those exposures that existed at December 31, 1998. Anticipation of exposures of risk on positions that could possibly arise was not considered. The Company's ultimate interest rate risk and its affect on the operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Trading Instruments--
 Equity Price Risk
 Marketable securities
  at market value                                                                  $  2,899
Notes receivable
 Fixed interest rate-
  fair value                                                                       $ 53,688
                           1999     2000     2001     2002      2003    Thereafter  Total
                         --------  -------  -------  -------  --------  ---------- --------
  Instrument's
   maturities            $ 39,903  $ 6,020  $   --   $   --   $  7,976   $    594  $ 54,493
  Instrument's
   amortization.........        3        3        3        3         3          2        17
   Interest.............    4,880    1,608    1,038    1,038       110         82     8,756
   Average rate.........     13.6%    13.0%    11.2%    11.1%      2.3%       2.3%
Liabilities
Notes payable
  Variable interest
   rate-fair value                                                                 $ 48,580
                           1999     2000     2001     2002      2003    Thereafter  Total
                         --------  -------  -------  -------  --------  ---------- --------
  Instrument's
   maturities            $  7,250  $17,243  $   --   $14,000  $    --    $  6,557  $ 45,050
  Instrument's
   amortization.........      343      373      405      257       172      1,029     2,579
   Interest.............    4,138    2,324    1,951    1,405       576      2,593    12,987
   Average rate.........      9.3%     9.4%     8.8%    10.7%      7.5%       7.5%
 Fixed interest rate-
  fair value                                                                       $698,052
                           1999     2000     2001     2002      2003    Thereafter  Total
                         --------  -------  -------  -------  --------  ---------- --------
  Instrument's
   maturities            $163,804  $41,630  $32,891  $11,166  $143,777   $235,704  $628,972
  Instrument's
   amortization.........    7,356    7,873    8,558    8,685     7,169     42,201    81,842
   Interest.............   54,758   40,894   35,102   32,255    24,215     98,075   285,299
   Average rate.........      9.3%     8.0%     7.6%     7.4%      6.7%       6.7%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   43

Consolidated Balance Sheets--December 31, 1998 and 1997..................   44

Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   45

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   46

Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   47

Notes to Consolidated Financial Statements...............................   48

Schedule III--Real Estate and Accumulated Depreciation...................   77

Schedule IV--Mortgage Loans on Real Estate...............................   86

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

NOTE 9. NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                               1998               1997
                                        ------------------ ------------------
                                        Estimated          Estimated
                                          Fair      Book     Fair      Book
                                          Value    Value     Value    Value
                                        --------- -------- --------- --------
   Notes payable
    Mortgage loans..................... $723,567  $736,320 $ 84,050  $ 96,654
    Borrowings from financial
     institutions......................   17,546    17,074  170,491   153,369
    Notes payable to affiliates........    5,519     5,049    7,342     4,570
                                        --------  -------- --------  --------
                                        $746,632   758,443 $261,883   254,593
                                        ========           ========
     Interest payable ($5,440 in 1998
      and $4,836 in 1997 to
      affiliates)......................              9,829              7,393
                                                  --------           --------
                                                  $768,272           $261,986
                                                  ========           ========

   Scheduled principal payments on notes payable are due as follows:

   1999................................................................ $167,955
   2000................................................................   77,920
   2001................................................................   41,855
   2002................................................................   34,090
   2003................................................................  151,097
   Thereafter..........................................................  285,526
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


                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1998

                                                              Cost
                                                          Capitalized
                                                         Subsequent to         Gross Amounts of Which
                                     Initial Cost         Acquisition          Carried at End of Year     Accumu-
                                 -------------------- --------------------  -----------------------------  lated    Date of
                    Encum-                Building &                                 Building &    (1)    Depreci- Construc-
Property/Location  brances        Land   Improvements Improvements  Other    Land   Improvements  Total    ation     tion
-----------------  -----------   ------- ------------ ------------ -------  ------- ------------ -------- -------- ---------
                                                                    (dollars in thousands)
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......  $ 25,010      $ 4,824   $  5,184     $14,109    $   --   $ 4,824   $ 19,293   $ 24,117 $  2,461   1965/
                                                                                                                      1986
                              Life on
                               Which
                            Depreciation
                             In Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Properties Held for
Investment--(Continued)
Merchandise Mart
Denver Mart,
Denver, CO.......    1992   10-40 years

Hotels
Best Western
Hotel,
Virginia Beach,
VA...............     4,902        1,521      6,082         865        --     1,521      6,947      8,468      527    1983
Continental
Hotel, Las Vegas,
NV...............    14,551        8,169      8,850         --         --     8,169      8,850     17,019      166     --
AKC Holiday Inn,
Kansas City, MO..     8,808        1,110      4,535       2,437        --     1,110      6,972      8,082    1,879    1974
Piccadilly
Airport, Fresno,
CA...............     5,258          --       7,834         161        --       --       7,995      7,995      235    1970
Piccadilly
Chateau, Fresno,
CA...............     2,213          --       3,906         --         (33)     --       3,873      3,873      116    1989
Piccadilly Shaws,
Fresno, CA.......     6,106        2,392      9,567         430        --     2,392      9,997     12,389      294    1973
Piccadilly
University,
Fresno, CA.......     5,938          --      12,011         --        (163)     --      11,848     11,848      347    1984
Quality Inn,
Denver, CO.......     3,946          --         302       2,313        --       --       2,615      2,615      246    1974
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    12,366        4,049     16,195       1,206        --     4,049     17,401     21,450      674    1973
Hotels
Best Western
Hotel,
Virginia Beach,
VA...............    1996   10-40 years
Continental
Hotel, Las Vegas,
NV...............    1998   10-40 years
AKC Holiday Inn,
Kansas City, MO..    1993   10-40 years
Piccadilly
Airport, Fresno,
CA...............    1997   10-40 years
Piccadilly
Chateau, Fresno,
CA...............    1997   10-40 years
Piccadilly Shaws,
Fresno, CA.......    1997   10-40 years
Piccadilly
University,
Fresno, CA.......    1997   10-40 years
Quality Inn,
Denver, CO.......    1994   10-40 years
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    1997   10-40 years

Single Family
Residence
Tavel Circle,
Dallas, TX.......       139           53        214         --         --        53        214        267       14
                   --------      -------   --------     -------    -------  -------   --------   -------- --------
                    527,646       70,290    452,672      82,440     55,600   71,957    589,045    661,002  208,396
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

Dated: June 2, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Karl L. Blaha              Director and President        June 2, 1999
______________________________________
            Karl L. Blaha

         /s/ Roy E. Bode               Director                      June 2, 1999
______________________________________
             Roy E. Bode

      /s/ Collene C. Currie            Director                      June 2, 1999
______________________________________
          Collene C. Currie

         /s/ Al Gonzalez               Director                      June 2, 1999
______________________________________
             Al Gonzalez

         /s/ Cliff Harris              Director                      June 2, 1999
______________________________________
             Cliff Harris

      /s/ Thomas A. Holland            Executive Vice President      June 2, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)