Form 10-Q
period 1999-06-30
AMERICAN REALTY TRUST INC
filed 1999-08-16
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
                                                            -------------


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
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                                10,563,434
----------------------------                    --------------------------------
          (Class)                                (Outstanding at July 31, 1999)

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


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1999         1998
                                                     ------------  ------------
                                                       (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
  Performing ($5,837 in 1999 and $594 in 1998 from
   affiliates).......................................  $ 88,891      $ 47,823
  Nonperforming......................................     5,886         6,807
                                                       --------      --------
                                                         94,777        54,630

Less - allowance for estimated losses................    (2,577)       (2,577)
                                                       --------      --------
                                                         92,200        52,053

Real estate held for sale............................   319,767       282,301


Real estate held for investment, net of accumulated
  depreciation ($204,407 in 1999 and $208,396 in
  1998)..............................................   449,496       452,606

Pizza parlor equipment, net of accumulated
  depreciation ($2,078 in 1999 and $1,464 in 1998)...     6,986         6,859

Marketable equity securities, at market value........       690         2,899
Cash and cash equivalents............................     6,075        11,523
Investments in equity investees......................    37,324        34,433
Intangibles, net of accumulated amortization
  ($1,546 in 1999 and $1,298 in 1998)................    14,528        14,776
Other assets.........................................    39,443        61,155
                                                       --------      --------

                                                       $966,509      $918,605
                                                       ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                         June 30,    December 31,
                                                           1999          1998
                                                       ------------  ------------
                                                         (dollars in thousands,
                                                            except per share)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable ($13,200 in 1999 and
  $12,600 in 1998 to affiliates)..................       $  800,827     $ 768,272
Margin borrowings.................................           35,584        35,773
Accounts payable and other liabilities (including
  $27,201 in 1999 and $8,900 in 1998 to affiliates)          51,259        38,321
                                                         ----------     ---------

                                                            887,670       842,366

Minority interest.................................           50,416        37,967


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
  20,000,000 shares, issued and outstanding
  Series F, 3,350,000 shares in 1999 and 1998
   (liquidation preference $33,500)...............            6,100         6,100
   Series G, 1,000 shares in 1999 and 1998
   (liquidation preference $100)..................                2             2
Common stock, $.01 par value; authorized
  100,000,000 shares, issued 13,496,382 shares
  in 1999 and 13,479,348 in 1998..................              135           133
Paid-in capital...................................           83,947        83,945
Accumulated (deficit).............................          (61,733)      (51,880)
Treasury stock at cost, 2,737,216 shares in 1999
  and 1998........................................              (28)          (28)
                                                         ----------     ---------

                                                             28,423        38,272
                                                         ----------     ---------


                                                         $  966,509     $ 918,605
                                                         ==========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,               Ended June 30,
                                                            -------------------         --------------------
                                                              1999       1998             1999        1998
                                                             ------     ------           ------      ------
                                                                 (dollars in thousands, except per share)
Income
 Sales........................................              $  7,829    $  7,332        $ 14,953    $ 14,085
 Rents........................................                41,623      15,741          81,865      27,308
 Interest.....................................                 1,846          16           3,698         154
 Other........................................                   670        (399)         (1,040)       (608)
                                                            --------    --------        --------    --------
                                                              51,968      22,690          99,476      40,939
                                                            --------    --------        --------    --------

Expenses
 Cost of sales................................                 6,624       6,225          12,798      12,005
 Property operations..........................                25,523      11,541          53,401      21,204
 Interest.....................................                24,426      13,001          45,540      22,537
 Advisory and servicing fees
   to affiliate...............................                 1,385         949           2,486       1,709
 General and administrative...................                 4,797       1,942           8,850       4,227
 Depreciation and
   amortization...............................                 4,537       1,727           9,017       2,959
 Provision for loss...........................                 2,027           -           2,027           -
 Litigation settlement........................                    91           -             275           -
 Minority interest............................                 6,931         445          15,373         933
                                                            --------    --------        --------    --------
                                                              76,341      35,830         149,767      65,574
                                                            --------    --------        --------    --------

(Loss) from operations........................               (24,373)    (13,140)        (50,291)    (24,635)

Equity in income of investees.                                 4,121      18,943           3,396      21,330
Gains on sale of real estate..................                21,201       8,974          38,717       8,974
                                                            --------    --------        --------    --------

Net income (loss).............................                   949      14,777          (8,178)      5,669

Preferred dividend requirement                                  (568)        (84)         (1,134)       (135)
                                                            --------    --------        --------    --------

Net income (loss) applicable
  to Common shares............................              $    381    $ 14,693        $ (9,312)   $  5,534
                                                            ========    ========        ========    ========

Earnings per share

  Net income (loss)...........                              $    .04    $   1.38        $   (.87)   $    .53
                                                            ========    ========        ========    ========



Weighted average Common shares
  used in computing earnings
  per share...................                            10,759,166  10,732,266      10,750,790  10,724,507
                                                          ==========  ==========      ==========  ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1999

                                    Series F     Series G
                                    Preferred    Preferred     Common      Treasury     Paid-in     Accumulated   Stockholders'
                                      Stock        Stock       Stock        Stock       Capital      (Deficit)       Equity
                                    ---------    ---------   ---------    --------     ---------    -----------   ------------
                                                              (dollars in thousands, except per share)
Balance, January 1, 1999.....       $  6,100     $      2    $    133     $    (28)    $ 83,945      $(51,880)      $ 38,272


Dividends
  Common Stock ($.05 per
    share)...................            -           -            -            -           -             (541)          (541)
  Series F Preferred Stock
   ($.50 per share)..........            -           -            -            -           -           (1,129)        (1,129)
  Series G Preferred Stock
   ($5.00 per share).........            -           -            -            -           -               (5)            (5)

Sale of Common Stock under
 dividend reinvestment plan..            -           -              2          -              2            -               4


Net income...................            -           -            -            -           -           (8,178)        (8,178)
                                    --------     --------    --------     --------     --------      --------       --------

Balance, June 30, 1999.......       $  6,100     $      2    $    135     $    (28)    $ 83,947      $(61,733)      $ 28,423
                                    ========     ========    ========     ========     ========      ========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Six Months
                                                                  Ended June 30,
                                                                ------------------
                                                                  1999      1998
                                                                -------   --------
Cash Flows from Operating Activities                          (dollars in thousands)
 Pizza parlor sales collected...................                $ 15,635  $ 14,029
 Rents collected................................                  97,048    23,512
 Interest collected.............................                   1,027       381
 Distributions from equity investees' operating
  cash flow.....................................                     849     8,498
 Payments for pizza parlor operations...........                 (12,873)  (13,781)
 Payments for property operations...............                 (63,096)  (18,428)
 Interest paid..................................                 (39,003)  (16,497)
 Advisory and servicing fees paid to affiliate..                  (2,487)   (1,709)
 General and administrative expenses paid.......                  (8,899)   (4,232)
 Other..........................................                   5,345      (861)
                                                                --------  --------
   Net cash (used in) operating activities......                  (6,454)   (9,088)

Cash Flows From Investing Activities
 Collections on notes receivable................                  13,170     7,653
 Funding of notes receivable....................                 (30,717)     (268)
 Pizza parlor equipment purchased...............                    (578)     (787)
 Proceeds from sale of real estate..............                  60,130    34,126
 Proceeds from sale of marketable equity
  securities....................................                   1,604     3,787
 Purchases of marketable equity securities......                  (1,196)   (5,001)
 Investment in real estate entities.............                     (35)   (2,650)
 Distributions from equity investees' investing
  activities....................................                       -    13,165
 Acquisition of real estate.....................                 (36,649)  (37,283)
 Deposits.......................................                  23,578      (903)
 Real estate improvements.......................                 (13,578)   (4,807)
                                                                --------  --------
   Net cash provided by investing activities....                  15,729     7,032

Cash Flows From Financing Activities
 Proceeds from notes payable....................                  71,385    82,395
 Payments on notes payable......................                 (96,770)  (60,922)
 Deferred borrowing costs.......................                  (2,334)   (6,322)
 Net advances (payments) to/from affiliates.....                  18,281   (12,153)
 Margin borrowings, net.........................                    (693)      220
 Common dividends paid..........................                    (541)   (1,033)
 Preferred dividends paid.......................                  (1,134)      (91)
 Distributions to minority interest.............                  (2,921)     (933)
 Sale of Common Stock under dividend
  reinvestment plan.............................                       4       197
                                                                --------  --------
   Net cash provided by (used in) financing
    activities..................................                 (14,723)    1,358

   Net increase (decrease) in cash and cash
    equivalents.................................                $ (5,448) $   (698)
Cash and cash equivalents, beginning of period..                  11,523     5,347
                                                                --------  --------

Cash and cash equivalents, end of period........                $  6,075  $  4,649
                                                                ========  ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                          For the Six Months
                                                             Ended June 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                       (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
 Net income (loss)......................................  $ (8,178)  $  5,669
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization........................     9,017      2,959
   Amortization of deferred borrowing costs.............     5,907      3,462
   Gain on sale of real estate..........................   (38,717)    (8,974)
   Distributions from equity investees' operating
     cash flow..........................................       849      8,498
   Equity in (income) losses of investees...............    (3,396)   (21,330)
 Decrease in marketable equity securities...............     2,209          9
 (Increase) decrease in accrued interest
   receivable...........................................    (2,597)       346
 (Increase) decrease in other assets....................    11,674     (1,523)
 Increase in accrued interest payable...................    (1,242)       349
 Increase (decrease) in accounts payable and
  other liabilities.....................................    18,092      1,640
 Other..................................................       (72)      (193)
                                                          --------   --------
     Net cash (used in) operating activities............  $ (6,454)  $ (9,088)
                                                          ========   ========

Schedule of noncash investing and financing activities

 Notes payable from acquisition of real estate..........  $ 64,047   $ 14,619
 Notes receivable canceled on reacquisition of
  property..............................................         -      1,300
 Note receivable from sale of real estate...............    20,000          -
 Issuance of Series F Preferred Stock...................         -      1,600
 Issuance of Series G Preferred Stock...................         -        100
 Issuance of partnership units..........................     1,617          -
 Investment in properties reacquired....................         -      5,270
 Real estate obtained through foreclosure of
  mortgage note receivable..............................         -     22,715
 Provision for loss.....................................     2,027          -
 Notes payable assumed by buyer upon sale of
  properties............................................     2,428          -
 Dividend obligation discharged on conversion of
  Series B Preferred Stock..............................         -         44

Acquisition of IGI Properties

 Carrying value of mortgages assumed....................         -     43,421
 Issuance of Class A partnership units..................         -      6,568
 Carrying value of other assets.........................         -       (441)
 Carrying value of accounts payable and other
  liabilities...........................................         -        292
 Investment in partnerships.............................         -      1,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of American Realty Trust, Inc. ("ART") and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Certain balances for 1998 have been reclassified to conform to the 1999 presentation.


NOTE 2.   SYNTEK ASSET MANAGEMENT, L.P.

ART owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Until December 18, 1998, SAMLP was the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP (collectively the "Partnership"). Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of June 30, 1999, the Company owned approximately 55% of the outstanding limited partner units of the Partnership.

The Partnership, SAMLP and Gene E. Phillips were among the defendants in a class action lawsuit arising from the formation of the Partnership (the "Moorman Litigation"). An agreement settling such lawsuit (the "Settlement Agreement") for the above named defendants became effective on July 5, 1990. The Settlement Agreement provided for, among other things, the appointment of the Partnership oversight committee for the Partnership and the establishment of specified annually increasing targets for five years relating to the price of the Partnership's units of limited partner interest.

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

Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent administrator. The distribution of cash is under the control of the independent settlement administrator. On March 24, 1999, the initial distribution of cash was made to the plaintiff class members.

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

Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its original capital contribution to the Partnership. In addition, NMC assumed liability for the note which requires the repayment of the $11.4 million paid by the Partnership under the Cash Distribution Agreement, plus the $808,000 in court ordered attorney's fees and $30,000 paid to Joseph B. Moorman. This note requires repayment over a 10-year period, bears interest at a variable rate, currently 7.0% per annum, and is guaranteed by ART. The liability assumed under the Cash Distribution Agreement was expensed as a "litigation settlement." An additional $184,000 was expensed as a "litigation settlement" in the first quarter of 1999.

As of December 31, 1998, ART discontinued accounting for its investment in the Partnership under the equity method upon the election of NMC as general partner of the Partnership and the settlement of the Moorman Litigation. The Company began consolidation of the Partnership's accounts at that date and its operations subsequent to that date.


NOTE 3.   NOTES AND INTEREST RECEIVABLE

In January 1999, the Partnership collected, in full, a mortgage note receivable with a principal balance of $350,000. In May 1999, the Partnership collected, in full, a mortgage note receivable with a principal balance of $1.5 million. In both cases, the monies received were applied to paydown a note payable partially secured by the mortgage notes receivable.

In June 1999, a mortgage note receivable in the amount of $4.2 million matured. The note is secured by (1) a first lien on approximately 1,000

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan was classified as nonperforming at June 30, 1999. The Partnership is negotiating with the borrower to extend the loans' maturity date in exchange for a principal paydown.

During 1998 and the first six months of 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

During 1998 and the first six months of 1999, the Partnership funded a total of $26.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by 2.2 acres of land and an office building under construction in Farmers Branch, Texas. The loan bears interest at 12.0% per annum, requires monthly payments based on net revenues after development of the land and building and matures in January 2003. The borrower has not obtained a construction loan, therefore, the Partnership may be required to fund construction costs in excess of its loan commitment, in order to preserve its collateral interest. Estimated cost to construct the office building is in excess of $60.0 million. In July 1999, the Partnership funded an additional $4.9 million.

Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was modified increasing the loan commitment to $2.1 million and the Partnership funded an additional $33,000. In July 1999, the Partnership funded an additional $93,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999.

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

In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4 acres of land in Farmers Branch, Texas. The loan bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

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

Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, LLC. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received $250,000 in principal paydowns. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balances increasing it to $401,000 at June 30, 1999.

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first six months of 1999, the Partnership funded an additional $305,000, increasing the loan balance to $4.1 million. The loan bears interest at 15.0% per annum and matured in June 1999. All principal and interest

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

were due at maturity. The borrower did not make the required principal and interest payments and the loan was classified as nonperforming at June 30, 1999. The Partnership has begun foreclosure proceedings. The Partnership expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on
3.5 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in July 1999. The second loan, also $1.0 million, was secured by a second lien on 2.9 acres of land in Dallas, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.2 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross-collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan.

In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross-collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In first half of 1999, the Partnership funded an additional $3.0 million.

At December 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights under the loan agreement. If the Partnership should be unsuccessful, and the underlying lien holder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

In April 1999, ART funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida and by 100% of the general and limited partner interest in Partners Capital, Ltd. and a 50% profits interest in subsequent land sales.

Also in April 1999, ART funded $1.8 million of a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales.

Related Party. In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at July 31, 1999, owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), ART's advisor.


NOTE 4.   REAL ESTATE

In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM, the Company's advisor. A gain of $2.2 million was recognized on the sale.

In February 1999, ART purchased Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million, paying $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bears interest at prime plus 2.0%, currently 9.75% per annum, requires monthly interest only payments and matures in January 2000. A mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.25% per annum, required principal reduction payments of $1.0 million on each of May 1, June 1, and July 1, and requires principal reduction payments of $1.0 million on each of August 1, September 1 and October 1, and $3.0 million on November 1, 1999 in addition to monthly interest payments and matures in February 2000. Another mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bears interest at 14% per annum, requires monthly interest only payments and matures in January 2000. ART's Double O land in Las Colinas, Texas and its Desert Wells land in Palm Desert, California, are pledged as additional collateral for these loans. ART drew down $6.0 million under its line of credit with the GCLP for a portion of the cash requirement. See NOTE 7. "NOTES PAYABLE." A real estate brokerage commission of $1.4 million was paid to Carmel Realty.

Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million. ART received net cash of $1.1 million

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)

after the payment of various closing costs, including a real estate brokerage commission of $36,000 to Carmel Realty. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.25% per annum, requires monthly interest only payments and matures in January 2000. The net cash from the sale and refinancing along with an additional $921,000 was used to payoff the $8.9 million seller financing secured by the land parcel. A mortgage brokerage and equity refinancing fee of $71,000 was paid to BCM. A gain of $473,000 was recognized on the sale.

In February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain of $706,000 was recognized on the sale.

Also in February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and closing costs on the two properties, and paying down $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty. A gain of $10.2 million was recognized on the sale.

In March 1999, ART sold a 13.0 acre tract of its Rasor land parcel for $1.6 million, receiving no net cash after paying down by $1.5 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $48,000 to Carmel Realty. A gain of $979,000 was recognized on the sale.

Also in March 1999, ART sold two tracts totaling 9.9 acres of its Mason/Goodrich land parcel for $956,000, receiving net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $29,000 to Carmel Realty. A gain of $432,000 was recognized on the sale.

Further in March 1999, ART sold, in a single transaction, a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel for $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage secured by such land parcel, the funding of required escrows and the payment of various closing costs, including a real estate brokerage commission of $231,000 to Carmel Realty. A gain of $2.9 million was recognized on the sale.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)

In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million, receiving net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain of $1.8 million was recognized on the sale.

Also in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million, receiving net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel Realty. The purchaser assumed the $2.4 million mortgage secured by the property. A gain of $2.3 million was recognized on the sale.

In May 1999, ART sold a 15.0 acre tract of its Vista Ridge land parcel for $2.6 million, receiving net cash of $552,000 after paying down by $1.8 million the mortgage secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain of $913,000 was recognized on the sale.

Also in May 1999, ART purchased Rowlett Creek land, a 80.4 acre parcel of unimproved land in Collin County, Texas, for $1.6 million. ART paid $400,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.75% per annum, requires quarterly interest only payments and matures in May 2004. A real estate brokerage commission of $94,000 was paid to Carmel Realty.

Further in May 1999, ART purchased Leone land, a 8.2 acre parcel of unimproved land in Irving, Texas, for $1.5 million. ART paid $300,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.0% per annum, requires quarterly interest only payments, and matures in May 2003. A real estate brokerage commission of $91,000 was paid to Carmel Realty.

In May 1999, a newly-formed controlled partnership in which a wholly-owned subsidiary of ART is the 1.0% managing general partner and ART is the 99% Class B limited partner, purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units. The mortgage bears interest at 7.74% per annum, requires monthly payments of principal and interest of $247,500 and matures in May 2008. The seller financing bears interest at 7.0% per annum, requires interest only payments semiannually in July and January, requires principal payments of $369,000 in May 2000 and May 2001 and matures in May 2002. The Class A units accrue a preferred return of $.05 per annum per Class A unit for the first year, $.06 per annum per Class A unit for the second year, $.07 per annum per Class A unit for the third year and $2.09 per annum per Class A unit thereafter, paid quarterly.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)

Also in May 1999, ART sold two tracts of its Plano Parkway land parcel totaling
24.5 acres for $4.9 million. ART received no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $147,000 to Carmel Realty. A gain of $1.1 million was recognized on the sale.

In May 1999, ART acquired the remaining joint venture interest in its 3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of land in Nashville, Tennessee and $1.3 million in cash. No gain or loss was recognized on the exchange.

Also in May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel Realty.

In June 1999, ART sold two tracts of its Frisco Bridges land parcel totaling
77.6 acres for $16.9 million. ART received net cash of $2.7 million after paying off $2.0 million in mortgage debt secured by such land parcel, paying down by $11.0 million another mortgage secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $507,000 to Carmel Realty. A gain of $4.2 million was recognized on the sale.

Also in June 1999, ART sold a 6.0 acre tract of its Plano Parkway land parcel for $1.6 million. ART received no net cash after paying down by $1.6 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $47,000 to Carmel Realty. A gain of $615,000 was recognized on the sale.

Further in June 1999, ART sold its Continental Hotel for $25.0 million, receiving a nonrefundable deposit of $5.0 million and providing short term financing of $20.0 million. A gain of $7.9 million was recognized on the sale.

In June 1999, ART purchased Vineyards II land, a 18.6 acre parcel of unimproved land in Tarrant County, Texas, for $6.3 million. ART paid $2.3 million in cash and obtained seller financing of the remaining $4.0 million of the purchase price. The seller financing bears interest at 14.5% per annum, requires monthly interest only payments and matures in June 2002. A real estate brokerage commission of $190,000 was paid to Carmel Realty.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)

Also in June 1999, the Partnership purchased the Lake Houston land, 33.58 acres of unimproved land in Harris County, Texas, for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel Realty. The Partnership has obtained a construction financing commitment in the amount of $13.7 million, to construct a 312 unit apartment complex on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999, and is expected to be completed in the second quarter of 2001.

Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain of $2.2 million was recognized on the sale.

In November 1998, a newly-formed controlled partnership with ART as the Class B limited partner and a wholly-owned subsidiary of ART as the 1% Managing General Partner, purchased two apartments with a total of 423 units in Indianapolis, Indiana, for $7.2 million, paying $14,000 in cash, assuming $5.9 million in mortgage debt and issuing $1.3 million in Class A limited partner units. In June 1999, ART relinquished it's general and Class B limited partner interests. A provision for loss of $2.0 million was recognized.


NOTE 5.   INVESTMENT IN EQUITY INVESTEES

Real estate entities. The Company's investment in equity investees at June 30, 1999, included equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint ventures and partnerships. BCM, the Company's advisor, also serves as advisor to the REITs.

The Company accounts for its investment in the REITs and the joint venture partnerships using the equity method. Substantially all of the equity securities of the REITs are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENT IN EQUITY INVESTEES (Continued)

The Company's investment in real estate entities, accounted for using the equity method, at June 30, 1999, was as follows:

                                            Equivalent
              Percentage      Carrying       Investee
                  of          Value of      Book Value      Market Value
             Ownership at   Investment at       at        of Investment at
Investee    June 30, 1999   June 30, 1999  June 30, 1999   June 30, 1999
--------    -------------   -------------  -------------  ----------------
CMET              41.0%         $16,350        $36,407          $24,661
IORI              30.4            3,054          7,033            2,904
TCI               31.0           11,608         30,366           14,905
                                -------                         -------
                                 31,012                         $42,470
                                                                =======
Other                             6,312
                                -------
                                $37,324
                                =======

The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of each of the REITs undervalues their assets and the Company may, therefore, continue to increase its ownership in these entities in 1999.

Set forth below is summarized results of operations of equity investees for the six months ended June 30, 1999:

  Revenues....................................................  $81,122
  Equity in income of partnerships............................      912
  Property operating expenses.................................   49,623
  Depreciation................................................   11,251
  Interest expense............................................   25,985
                                                                -------
  (Loss) before gains on sale of real estate..................   (4,825)

  Gains on sale of real estate................................   15,834
                                                                -------
  Net income..................................................  $11,009
                                                                =======

The Company's share of equity investees' loss before gains on the sale of real estate was $1.5 million for the six months ended June 30, 1999, and its share of equity investees' gains on sale of real estate was $4.9 million for the six months ended June 30, 1999.

The Company's cash flow from the REITs is dependent on the ability of each of them to make distributions. In the fist six months of 1999, distributions totaling $849,000 were received from the REITs.

In the first six months of 1999, ART purchased a total of $35,000 of equity securities of the REITs.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, the Company has been purchasing equity securities of entities other than those of the REITs and the NRLP to diversify and increase the liquidity of its margin accounts. In the first six months of 1999, the Company purchased $1.2 million and sold $1.5 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 1999, the Company recognized an unrealized decrease in the market value of its trading portfolio securities of $1.9 million. Also in the first six months of 1999, the Company realized a net gain of $69,000 from the sale of trading portfolio securities and received $9,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.


NOTE 7.   NOTES PAYABLE

In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 124,200 sq. ft. Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

In March 1999, ART obtained a second mortgage financing on its Frisco Bridges land parcel in the amount of $2.0 million. In June 1999, the lender advanced an additional $2.0 million. The mortgage bears interest at 12.5% per annum and requires interest and principal to be paid at maturity in June 1999.

Also in March 1999, the Las Colinas I term loan lender provided additional financing on ART's Stagliano, Dalho, Bonneau and Valley Ranch III land parcels in the amount of $2.2 million. The proceeds from this financing along with an additional $1.4 million in cash were used to pay off the $3.1 million in mortgage debt secured by such land parcels. A mortgage brokerage and equity refinancing fee of $22,000 was paid to BCM.

At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land parcels in the amount of $15.2 million

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   NOTES PAYABLE (Continued)

matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999 in exchange for, among other things, ART's payment of an extension fee.

In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas, in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. The mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in May 2000.

Also in May 1999, the Las Colinas I term loan lender provided additional financing secured by ART's Plano Parkway land parcel in the amount of $2.0 million. The proceeds from this financing along with an additional $831,000 in cash were used to payoff the remaining $2.7 million in mortgage debt secured by such land parcel and the payment of various closing costs.

In June 1999, the Partnership obtained mortgage financing secured by the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million. The Partnership received net cash of $2.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $30,000 to BCM. The mortgage bears interest at 8.33% per annum, requires monthly payments of principal and interest of $23,814 and matures in July 2002.

Related Party. In 1998 and the first six months of 1999, GCLP funded $92.2 million of a $95.0 million loan commitment to ART. The loan is secured by (1) second liens on an office building in Minnesota, four apartments in Mississippi, and 130.54 acres of land in Texas, (2) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,308,535 units of NRLP, and (3) by the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February 1999, ART made a $999,000 paydown on the loan. In July 1999, GCLP funded an additional $2.5 million. The loan balance is eliminated in consolidation.

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

million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be general partner or ten years from March 24, 1999, the date of the first cash distribution to the Moorman Litigation plaintiff class members. The loan balance is eliminated in consolidation.


NOTE 8.   MARGIN BORROWINGS

The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $35.6 million at June 30, 1999.

In August 1996, the Company consolidated its existing NRLP margin debt held by various brokerage firms into a single loan. At December 1998, the loan had a principal balance of $5.0 million. In February 1999, the loan was paid off.


NOTE 9.   INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the six months ended June 30, 1999, due to operating loss carryforwards.


NOTE 10.  OPERATING SEGMENTS

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. A reconciliation of expenses that are not reflected in the segments is $8.9 million and $4.2 million of administrative expenses for the six months ended June 30, 1999 and 1998, respectively. There are no intersegment revenues and expenses and the Partnership conducts all of its business within the United States.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.  OPERATING SEGMENTS (Continued)

Presented below is the operating income of the reportable operating segments for the six months ended June 30, and segment assets at June 30.

                   Commercial                                  Pizza
      1999         Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
-----------------  ----------  ----------  -------  --------  -------  -----------  --------
Operating
 revenue.........    $ 14,241    $ 50,734  $15,661  $  1,229  $14,953  $         -  $ 96,818
Operating
 expenses........       7,450      29,771   11,006     5,174   12,798            -    66,199
Interest
 income..........           -           -        -         -        -        3,698     3,698
Interest
 expense -
 notes
 receivable                 -           -        -         -        -          559       559
                     --------    --------  -------  --------  -------  -----------  --------
Operating
 income
 (loss)..........    $  6,791    $ 20,963  $ 4,655  $(3,945)  $ 2,155  $     3,139  $ 33,758
                     ========    ========  =======  ========  =======  ===========  ========

Depreciation/
 amorti-
 zation..........    $  1,954    $  5,122  $ 1,272  $      -  $   652  $        -   $  9,000
Interest on
 debt............       3,804      14,948    2,433    17,642      488            -    39,315
Capital
 expendi-
 tures...........       8,413       3,246      994       926      127            -    13,706
Assets...........     139,671     237,331   72,236   319,776   21,514       92,200   882,728

Property Sales:                Apartments   Hotels    Land                            Total
                               ----------  -------  --------                        --------

Sales price......                $ 45,800  $25,000  $ 44,724                        $115,524
Cost of sales....                  26,340   17,122    33,345                          76,807
                                 --------  -------  --------                        --------

Gain on sales....                $ 19,460  $ 7,878  $ 11,379                        $ 38,717
                                 ========  =======  ========                        ========

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.  OPERATING SEGMENTS (Continued)

                         Commercial                                  Pizza
         1998            Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
-----------------------  ----------  ----------  -------  --------  -------  -----------  --------
Operating
 revenue...............     $ 8,060     $ 3,537  $15,395  $    316  $14,085  $         -  $ 41,393
Operating
 expenses..............       4,879       2,984   11,640     1,701   12,005            -    33,209
Interest
 income................           -           -        -         -        -          154       154
Interest
 expense -
 notes
 receivable............           -           -        -         -        -            -         -
                            -------     -------  -------  --------  -------  -----------  --------
Operating
 income
 (loss)................     $ 3,181     $   553  $ 3,755  $(1,385)  $ 2,080  $       154  $  8,338
                            =======     =======  =======  ========  =======  ===========  ========
Depreciation/
 amorti-
 zation................     $   695     $   613  $ 1,145  $      -  $   504  $         -  $   2,957
Interest on
 debt..................       2,247       1,932    3,070    10,535      136            -    17,920
Capital
 expendi-
 tures.................       3,827           -      870         -      110            -     4,807
Assets.................      53,507      69,589   89,918   185,354    9,758       52,053   460,179

                                                            Land                            Total
                                                          --------                        --------
Sales price............                                   $ 36,600                        $ 36,600
Cost of sales..........                                     27,626                          27,626
                                                          --------                        --------
Gain on sale...........                                    $ 8,974                        $  8,974
                                                          ========                        ========


NOTE 11.  COMMITMENTS AND CONTINGENCIES

In 1996, ART was admitted to the Valley Ranch, L.P. partnership as general partner and Class B limited partner. The existing general and limited partners converted their general and limited partner interests into 8,000,000 Class A limited partner units. The units are exchangeable into shares of the Company's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the Class A limited partners notified the Company that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In March 1999, ART purchased the 100,000 Class A units for $100,000. ART subsequently reached an agreement with the other Class A limited partners to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and an additional 1.0 million units were purchased in July 1999, and
1.0 million units will be purchased in October 1999 and January 2000 and 2.0 million units in May 2001 and May 2002.

Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 12.  SUBSEQUENT EVENTS

In July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million. ART received net cash of $1.7 million after paying down its Las Colinas I term loan by $2.0 million and the payment of various closing costs, including a real estate brokerage commission of $112,000 to Carmel Realty. ART will recognized a gain on the sale.

Also in July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million. ART received net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $43,000 to Carmel Realty. ART will recognize a gain on the sale.

Further in July 1999, ART sold a .1 acre tract of its JHL Connell land parcel for $53,000. ART received no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $2,000 to Carmel Realty. ART will recognize a gain on the sale.

In July 1999, ART purchased Monterey land, a 85.0 acre parcel of unimproved land in Riverside County, California, for $5.7 million. ART paid $1.2 million in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The seller financing bears interest at 9.0% per annum, requires quarterly interest only payments, principal paydowns of $500,000 each in June 2000 and June 2001 and matures in June 2002. A real estate brokerage commission of $337,500 was paid to Carmel Realty.

Also in July 1999, ART purchased Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $700,000 and obtained seller financing of the remaining $600,000 of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly interest only payments and matures in July 2004. A real estate brokerage commission of $78,000 was paid to Carmel Realty.

Further in July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000. ART received net cash of $150,000 after the payment of various closing costs, including a real estate brokerage commission of $5,000 to Carmel Realty. ART will recognize a gain on the sale.

In July 1999, the Partnership received $1.3 million on the collection of a mortgage note receivable, including a $400,000 participation fee.

Also in July 1999, the Partnership obtained mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million, receiving net cash of $2.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provided opportunities for capital appreciation as well as current income.


Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 1999 totaled $6.1 million, compared with $11.5 million at December 31, 1998. Although ART anticipates that during the remainder of 1999 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor and affiliates, which totaled $27.2 million at June 30, 1999, to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1998, notes payable totaling $164.2 million had either scheduled maturities or required principal reduction payments during 1999. During the first six months of 1999, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $55.3 million of the debt scheduled to mature in 1999.

Net cash used in operating activities decreased to $6.5 million in the six months ended June 30, 1999, from $9.1 million in the six months ended June 30, 1998. Fluctuations in the components of cash flow used in operating activities are discussed in the following paragraphs.

Net cash from pizza operations (sales less cost of sales) in the six months ended June 30, 1999, increased to $2.8 million from $248,000 in 1998. The increase was due to the benefits of a more aggressive marketing and advertising strategy offset in part by record high cheese prices in January 1999.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $34.0 million in the six months ended June 30, 1999 from $5.1 million in 1998. The increases were primarily attributable to the 16 land parcels and 36 apartments purchased by ART in 1998 and the consolidation of the Partnership effective January 1, 1999. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

The Company expects an increase in cash flow from property operations during the remainder of 1999. Such increase is expected to be derived from a full year of operations of the 36 apartments that were acquired during 1998 and the consolidation of the Partnership effective January 1, 1999. ART is also expecting substantial land sales and selected property sales to generate additional cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Interest collected increased to $1.0 million in the six months ended June 30, 1999, from $381,000 in 1998. The increase was attributable to loans funded by the Partnership in 1998 and 1999.

Interest paid increased to $39.0 million in the six months ended June 30, 1999, from $16.5 million in 1998. The increase was primarily due to debt incurred or assumed relating to 16 land parcels and 36 apartments purchased by ART in 1998 and the consolidation of the Partnership's operations effective January 1, 1999.

Advisory fee paid increased to $2.5 million in the six months ended June 30, 1999, from $1.7 million in 1998. The increase was due to an increase in ART's gross assets, the basis for such fee.

General and administrative expenses paid increased to $8.9 million in the six months ended June 30, 1999, from $4.2 million in 1998. The increase was primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999.

Distributions from equity investees' decreased to $849,000 in the six months ended June 30, 1999, from $8.5 million in 1998. Included in 1998 distributions were special distributions totaling $6.1 million from TCI and the Partnership that had been accrued at December 31, 1997.

Other cash from operating activities increased to $5.3 million in the six months ended June 30, 1999, from a use of $861,000 in 1998. The increase was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

Real Estate. In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs.

In February 1999, ART purchased Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million, paying $7.8 million in cash and obtained mortgage and seller financing totaling $39.0 million.

Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The net cash from the sale and refinancing along with an additional $921,000 was used to payoff the $8.9 million seller financing secured by the land parcel.

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

In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending substitution collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and closing costs on the two properties, and paying down $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty.

In March 1999, ART sold a 13.0 acre tract of its Rasor land parcel for $1.6 million, receiving no net cash after paying down by $1.5 million the mortgage debt secured by such land parcel and the payment of various closing costs.

Also in March 1999, ART sold two tracts totaling 9.9 acres of its Mason/ Goodrich land parcel for $956,000, receiving net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

Further in March 1999, ART sold in a single transaction, a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel for $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage secured by such land parcel, the funding of required escrows and the payment of various closing costs.

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

In May 1999, ART sold a 15.0 acre tract of its Vista Ridge land parcel for $2.6 million, receiving net cash of $552,000 after paying down by $1.8 million the mortgage secured by such land parcel and the payment of various closing costs.

Also in May 1999, ART purchased Rowlett Creek land, a 80.4 acre parcel of unimproved land in Collin County, Texas, for $1.6 million. ART paid $400,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price.

Further in May 1999, ART purchased Leone land, a 8.2 acre parcel of unimproved land in Irving, Texas, for $1.5 million. ART paid $300,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price.

In May 1999, a newly-formed controlled partnership in which a wholly-owned subsidiary of ART is the 1.0% managing general partner and ART is the 99%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Class B limited partner purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units.

Also in May 1999, ART sold two tracts of its Plano Parkway land parcel totaling
24.5 acres for $4.9 million. ART received no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs.

In May 1999, ART acquired the remaining joint venture interest in its 3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of land in Nashville, Tennessee and $1.3 million in cash.

Also in May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtained mortgage financing of $2.0 million.

In June 1999, ART sold two tracts of its Frisco Bridges land parcel totaling
77.6 acres for $16.9 million. ART received net cash of $2.7 million after paying off $2.0 million in mortgage debt secured by such land parcel, paying down by $11.0 million another mortgage secured by such land parcel and the payment of various closing costs.

Also in June 1999, ART sold a 6.0 acre tract of its Plano Parkway land parcel for $1.6 million. ART received no net cash after paying down by $1.6 million in mortgage debt secured by such land parcel and the payment of various closing costs.

Further in June 1999, ART sold its Continental Hotel for $25.0 million, receiving a nonrefundable deposit of $5.0 million and providing short term financing of $20.0 million.

In June 1999, ART purchased Vineyards II land, a 18.6 acre parcel of unimproved land in Tarrant County, Texas, for $6.3 million. ART paid $2.3 million in cash and obtained seller financing of the remaining $4.0 million of the purchase price.

Also in June 1999, the Partnership purchased the Lake Houston land, 33.58 acres of unimproved land in Harris County, Texas, for $2.5 million in cash.

Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million. ART received net cash of $1.7 million after paying down its Las Colinas I term loan by $2.0 million and the payment of various closing costs.

Also in July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million. ART received net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

Further in July 1999, ART sold a .1 acre tract of its JHL Connell land parcel for $53,000. ART received no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

In July 1999, ART purchased Monterey land, a 85.0 acre parcel of unimproved land in Riverside County, California, for $5.7 million. ART paid $1.2 million in cash and obtained seller financing of the remaining $4.5 million of the purchase price.

Also in July 1999, ART purchased Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $700,000 in cash and obtained seller financing of the remaining $600,000 of the purchase price.

Further in July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000. ART received net cash of $150,000 after the payment of various closing costs.

Notes Receivable. Principal payments were received totaling $13.2 million in the six months ended June 30, 1999.

In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at July 31, 1999, owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The loan is guaranteed by BCM, the Company's advisor.

In 1998, the Partnership funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura Tower, Ltd. The loan is secured by 6.4109 acres of land in Farmers Branch, Texas. In February 1999, the Partnership funded an additional $37,500.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, LLC. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first half of 1999, the Partnership funded an additional $305,000, increasing the loan balance to $4.1 million.

Also in 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan. In the first half of 1999, the Partnership funded an additional $3.0 million.

During 1998 and the first half of 1999, the Partnership funded a total of $26.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. The loan is secured by a mortgage on 2.244 acres of land and a building under construction in Farmers Branch, Texas. In July 1999, the Partnership funded an additional $4.9 million.

In 1997, 1998 and 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. In the second quarter of 1999, the loan was modified increasing the loan commitment to $2.1 million and the Partnership funded an additional $33,000. In July 1999, the Partnership funded an additional $193,000.

In April 1999, ART funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida and by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales.

Also in April 1999, ART funded $1.8 million of a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales.

Notes Payable. In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million. The Partnership received net cash of $1.7 million after the payment of various closing costs.

Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 124,200 sq. ft. Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000. The Partnership received net cash of $870,000 after the payment of various closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In March 1999, ART obtained a second mortgage financing on its Frisco Bridges land in the amount of $2.0 million and an additional $2.0 million in June 1999.

Also in March 1999, the Las Colinas I term loan lender provided additional financing on ART's Stagliano, Dalho, Bonneau and Valley Ranch III land parcels in the amount of $2.2 million. The proceeds from this financing along with an additional $1.4 million in cash were used to pay off the $3.1 million in mortgage debt secured by such land parcels.

In April 1999, ART refinanced the matured mortgage debt secured by its Yorktown land in the amount of $4.8 million, receiving net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs.

At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land in the amount of $15.2 million matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999, in exchange for, among other things, ART's payment of an extension fee.

In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs.

Also in May 1999, the Las Colinas I term loan lender provided additional financing secured by ART's Plano Parkway land parcel in the amount of $2.0 million. The proceeds from this financing along with an additional $831,000 in cash were used to payoff the remaining $2.7 million in mortgage debt secured by such land parcel and the payment of various closing costs.

In June 1999, the Partnership obtained mortgage financing secured by the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million. The Partnership received net cash of $2.9 million after the payment of various closing costs.

In July 1999, the Partnership obtained mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million. The Partnership received net cash of $2.0 million after the payment of various closing costs.

Equity Investments. During the fourth quarter of 1988, ART began purchasing shares of REITs that have the same advisor as the Company. It is anticipated that additional equity securities of the REITs will be acquired in the future through open-market and negotiated transactions to the extent that ART's liquidity permits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Equity securities of the REITs and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if it attempted to dispose of such securities in a short period of time.

The Company's cash flow from its REIT investments is dependent on the ability of each of the entities to make distributions. The Company received distributions totaling $849,000 in the six months ended June 30, 1999, from the REITs.

The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $35.6 million at June 30, 1999.

ART expects that it will be necessary for it to sell $66.5 million, $48.0 million and $17.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

Management reviews the carrying values of the Company's properties and mortgage note receivables at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note.
The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.


Commitments and Contingencies

In 1996, ART was admitted to the Valley Ranch, L.P. partnership as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Commitments and Contingencies (Continued)

8,000,000 Class A units. In March 1999, ART purchased the 100,000 Class A units for $100,000. ART subsequently reached agreement with the Class A unitholder to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and 1.0 million units were purchased in July 1999 and 1.0 million units will be purchased in October 1999 and January 2000 and 2.0 million units in May 2001 and May 2002.


Results of Operations

For the three and six months ended June 30, 1999, the Company reported net income of $949,000 and a loss of $8.2 million, compared to net income of $14.8 million and $5.7 million for the three and six months ended June 30, 1998. The primary factors contributing to the Company's results are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $7.8 million and $6.6 million, respectively, for the three months ended June 30, 1999 compared to $7.3 million and $6.2 million in 1998. Sales and cost of sales were $15.0 million and $12.8 million for the six months ended June 30, 1999, compared to $14.1 million and $12.0 million in 1998. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy, offset by an increase in cost of sales attributable to record high cheese prices in January 1999. Cheese prices returned to more historic levels in February 1999, but began escalating again late in the second quarter of 1999.

Rents increased to $41.6 million and $81.9 million in the three and six months ended June 30, 1999, from $15.7 million and $27.3 million in 1998. Rents from commercial properties increased to $14.2 million for six months ended June 30, 1999, from $8.0 million in 1998. Rent from hotels of $15.7 million in the six months ended June 30, 1999 approximated the $15.4 million in 1998. Rent from apartments increased to $50.7 million in the six months ended June 30, 1999, compared to $3.5 million in 1998. The increase in commercial property rents was primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999 and the increase in apartment rent was due to the 36 apartments acquired by ART in 1998 and the consolidation of the Partnership's operations effective January 1, 1999. Rental income is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Property operations expense increased to $25.5 million and $53.4 million in the three and six months ended June 30, 1999 from $11.5 million and $21.2 million in 1998. Property operations expense for commercial properties increased to $7.5 million in the six months ended June 30, 1999 from $4.9 million in 1998. Hotel property operations expense of $11.0 million in the six months ended June 30, 1999 approximated the $11.6 million in 1998. Land property operations expense increased to $5.2 million in the six months ended June 30, 1999 from $1.8 million in 1998. Apartments property operations expense increased to $29.8 million in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

six months ended June 30, 1999 from $3.0 million in 1998. The increase in commercial property operations expense was primarily due to the consolidation of the Partnership's operations effective January 1, 1999. The increase for land was primarily due to the 16 land parcels acquired in 1998. The increase for apartments was due to the 36 apartments acquired in 1998 and the consolidation of the Partnership's operations effective January 1, 1999. Property operations expense is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations.

Interest income from mortgage notes receivable increased to $1.8 million and $3.7 million in the three and six months ended June 30, 1999 from $16,000 and $154,000 in 1998. The increase is attributable to loans funded by the Partnership in 1998. Interest income is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations.

Other income was income of $670,000 in the three months ended June 30, 1999 and a loss of $1.0 million in the six months ended June 30, 1999 compared to losses of $399,000 and $608,000 in 1998. An unrealized decrease in market value of trading portfolio securities of $60,000 and $1.9 million was recognized in the three and six months ended June 30, 1999 compared to $970,000 and $1.4 million in 1998. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense increased to $24.4 million and $45.5 million in the three and six months ended June 30, 1999, from $13.0 million and $22.5 million in 1998.
Of the increase, $7.0 million and $13.8 million was attributable to the consolidation of the Partnership's operations effective January 1, 1999, $3.1 million and $4.8 million was due to 16 parcels of land acquired in 1998, $2.1 million was due to the four land parcels acquired in 1999 and for the six months ended June 30, 1999 $798,000 was due to the 36 apartments acquired in 1998. In the remainder of 1999, interest expense is expected to continue to rise due to a full year of operations from the 36 apartments acquired in 1998 and the consolidation of the Partnership's operations.

Depreciation expense increased to $4.5 million and $9.0 million in the three and six months ended June 30, 1999, from $1.7 million and $3.0 million in 1998. The increases were attributable to the consolidation of the Partnership's operations effective January 1, 1999, and the acquisition of 36 apartments in 1998. See
NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Advisory fees increased to $1.4 million and $2.5 million in the three and six months ended June 30, 1999, from $949,000 and $1.7 million in 1998. The increases were attributable to an increase in ART's gross assets, the basis for such fee. Such fee is expected to increase as ART's gross assets increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

General and administrative expenses increased to $4.8 million and $8.9 million in the three and six months ended June 30, 1999, from $1.9 million and $4.2 million in 1998. The increases were primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999.

In the three and six months ended June 30, 1999, a provision for loss of $2.0 million was recognized. Such loss relates to the June 1999, relinquishment by ART of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana. There was no provision for loss in 1998. See NOTE 4. "REAL ESTATE."

Minority interest increased to $6.9 million and $15.4 million in the three and six months ended June 30, 1999 from $445,000 and $933,000 in 1998. The increase was attributable to the consolidation of the Partnership. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

Equity in income of investees decreased to $4.1 million and $3.4 million in the three and six months ended June 30, 1999 from $19.0 million and $21.3 million in 1998. The decreases in equity income were attributable to the consolidation of the Partnership and the lack of gains from the sale of real estate in the REITs. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

In the six months ended June 30, 1999, gains on sale of real estate of $38.7 million were recognized. In January 1999, GCLP recognized a $2.2 million gain on the sale of the Olde Towne Apartments. In February 1999, the Company recognized a gain on the sale of: (1) a 4.6 acre tract of its Plano Parkway land; (2) the Santa Fe Apartments; and, (3) the Mesa Ridge Apartments, totaling $11.4 million. In March 1999, ART recognized gains on the sale of: (1) a 9.9 acre tract of its Mason/Goodrich land; (2) two tracts of its McKinney II and McKinney IV land totaling 33.7 acres; and (3) a 13.0 acre tract of its Rasor land, totaling $4.3 million. In April 1999, the Partnership recognized a $1.8 million gain on the sale of the Horizon East Apartments and a $2.3 million gain on the sale of the Lantern Ridge Apartments. In May 1999, ART recognized a $913,000 gain on the sale of a 15.0 acre tract of its Vista Ridge land and a $1.1 million gain on the sale of two tracts totaling 24.5 acres of its Plano Parkway land. In June 1999, ART recognized gains on the sale of: (1) two tracts totaling 77.6 acres of its Frisco Bridges land; (2) 6.6 acres of its Plano Parkway land; (3) the Continental Hotel; and, (4) the Barcelona Apartments, totaling $14.9 million.

For the three and six months ended June 30, 1998, the Company recognized gains on the sale of real estate totaling $9.0 million from: (1) 21.3 acres of Parkfield land; (2) Lewisville land; (3) 21.2 acres of Chase Oaks land; (4)
150.0 acres of Rasor land; (5) Palm Desert land; and (6) 39.4 acres of Valley Ranch land.

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

The Company has not incurred nor does it expect to incur any costs related to its computer hardware and accounting and property management computer software being modified, upgraded or replaced to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc. to determine what systems are not year 2000 compliant. Management believes that necessary modifications are insignificant and do not require significant expenditures to make the affected systems year 2000 compliant, as enhanced operating systems are readily available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 (Continued)

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


                           ------------------------


                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------

 27.0     Financial Data Schedule, filed herewith.


(b)  Reports on Form 8-K as follows:

     None.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN REALTY TRUST, INC.



Date:     August 16, 1999        By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:     August 16, 1999        By:  /s/ Thomas A. Holland
     -------------------------      -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months Ended June 30, 1999



Exhibit                                                                   Page
Number    Description                                                    Number
-------   ------------------------------------------------------------   ------

 27.0     Financial Data Schedule                                           40