Form 10-Q
period 1999-09-30
AMERICAN REALTY TRUST INC
filed 1999-11-12
CIK 827165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               ----------------

                         Commission File Number 1-9948

                          AMERICAN REALTY TRUST, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                               ----------------

               Georgia                                 54-0697989
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

    10670 North Central Expressway, Suite 300,                  75231
                  Dallas, Texas
     (Address of Principal Executive Offices)                (Zip Code)

                                (214) 692-4700
             (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $.01 par value                       10,563,720
               (Class)                      (Outstanding at October 29, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                       (dollars in thousands)
                      Assets
Notes and interest receivable
  Performing ($14,331 in 1999 and $594 in 1998 from
   affiliates).....................................    $ 52,171      $ 47,823
  Nonperforming....................................      14,925         6,807
                                                       --------      --------
                                                         67,096        54,630
Less--allowance for estimated losses...............      (2,577)       (2,577)
                                                       --------      --------
                                                         64,519        52,053
Real estate held for sale..........................     314,273       282,301
Real estate held for investment, net of accumulated
 depreciation ($183,757 in 1999 and $208,396 in
 1998).............................................     462,690       452,606
Pizza parlor equipment, net of accumulated depreci-
 ation ($2,294 in 1999 and $1,464 in 1998).........       6,935         6,859
Marketable equity securities, at market value......         740         2,899
Cash and cash equivalents..........................       1,839        11,523
Investments in equity investees....................      40,665        34,433
Intangibles, net of accumulated amortization
 ($1,652 in 1999 and $1,298 in 1998)...............      14,422        14,776
Other assets.......................................      33,249        61,155
                                                       --------      --------
                                                       $939,332      $918,605
                                                       ========      ========
       Liabilities and Stockholders' Equity
Liabilities........................................
Notes and interest payable ($13,477 in 1999 and
 $12,600 in 1998 to affiliates)....................    $754,931      $768,272
Margin borrowings..................................      36,507        35,773
Accounts payable and other liabilities (including
 $12,409 in 1999 and $8,900 in 1998 to affili-
 ates).............................................      36,765        38,321
                                                       --------      --------
                                                        828,203       842,366
Minority interest..................................      72,723        37,967
Commitments and contingencies
Stockholders' equity
Preferred Stock, $2.00 par value, authorized
 20,000,000 shares, issued and outstanding
  Series F, 3,400,000 shares in 1999 and 3,350,000
   in 1998 (liquidation preference $34,000)........       6,200         6,100
  Series G, 1,000 shares in 1999 and 1998
   (liquidation preference $100)...................           2             2
Common stock, $.01 par value; authorized
 100,000,000 shares, issued 13,496,688 shares in
 1999 and 13,479,348 in 1998.......................         135           133
Paid-in capital....................................      84,348        83,945
Accumulated (deficit)..............................     (52,251)      (51,880)
Treasury stock at cost, 2,737,216 shares in 1999
 and 1998..........................................         (28)          (28)
                                                       --------      --------
                                                         38,406        38,272
                                                       --------      --------
                                                       $939,332      $918,605
                                                       ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            For the Three Months       For the Nine Months
                             Ended September 30,       Ended September 30,
                           ------------------------  ------------------------
                              1999         1998         1999         1998
                           -----------  -----------  -----------  -----------
                              (dollars in thousands, except per share)
Revenues
  Sales................... $     7,800  $     7,259  $    22,753  $    21,344
  Rents...................      40,260       15,531      122,125       45,098
  Interest................       1,331           15        5,029          169
  Other...................         300          486         (740)        (454)
                           -----------  -----------  -----------  -----------
                                49,691       23,291      149,167       66,157
Expenses
  Cost of sales...........       6,711        6,324       19,509       18,329
  Property operations.....      27,377       12,032       80,778       34,192
  Interest................      22,988       12,396       68,528       35,676
  Advisory and servicing
   fees to affiliate......       1,472        1,058        3,958        2,767
  General and
   administrative.........       3,839        1,712       12,689        5,939
  Depreciation and
   amortization...........       4,479        1,496       13,496        4,683
  Provision for loss......          45        3,000        2,072        3,000
  Litigation settlement...         --           --           275          --
  Minority interest.......      23,188          658       38,561        1,591
                           -----------  -----------  -----------  -----------
                                90,099       38,676      239,866      106,177
                           -----------  -----------  -----------  -----------
(Loss) from operations....     (40,408)     (15,385)     (90,699)     (40,020)
Equity in income of
 investees................       1,874        6,099        5,270       27,429
Gain on sale of real
 estate...................      48,590        5,718       87,307       14,692
                           -----------  -----------  -----------  -----------
Net income (loss).........      10,056       (3,568)       1,878        2,101
Preferred dividend
 requirement..............        (570)        (502)      (1,704)        (595)
                           -----------  -----------  -----------  -----------
Net income (loss)
 applicable to Common
 shares................... $     9,486  $    (4,070) $       174  $     1,506
                           ===========  ===========  ===========  ===========
Earnings per share
  Net income (loss)
   applicable to Common
   shares................. $       .88  $      (.38) $       .02  $       .14
                           ===========  ===========  ===========  ===========
Weighted average Common
 shares used in computing
 earnings per share.......  10,759,309   10,755,584   10,753,600   10,741,137
                           ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1999

                         Series F  Series G
                         Preferred Preferred Common Treasury Paid-in Accumulated Stockholders'
                           Stock     Stock   Stock   Stock   Capital  (Deficit)     Equity
                         --------- --------- ------ -------- ------- ----------- -------------
                                       (dollars in thousands, except per share)
Balance, January 1,
 1999...................  $6,100      $ 2     $133    $(28)  $83,945  $(51,880)     $38,272
Dividends
  Common Stock ($.05 per
   share)...............     --       --       --      --        --       (545)        (545)
  Series F Preferred
   Stock ($.75 per
   share)...............     --       --       --      --        --     (1,696)      (1,696)
  Series G Preferred
   Stock ($7.50 per
   share)...............     --       --       --      --        --         (8)          (8)
Sale of Common Stock
 under dividend
 reinvestment plan......     --       --         2     --          3       --             5
Issuance of Series F
 Preferred Stock........     100      --       --      --        400       --           500
Net income..............     --       --       --      --        --      1,878        1,878
                          ------      ---     ----    ----   -------  --------      -------
Balance, September 30,
 1999...................  $6,200      $ 2     $135    $(28)  $84,348  $(52,251)     $38,406
                          ======      ===     ====    ====   =======  ========      =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Nine Months
                                                        Ended September 30,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                       (dollars in thousands)
Cash Flows From Operating Activities
  Pizza parlor sales collected........................ $    23,445  $   21,252
  Rents collected.....................................     120,986      44,350
  Interest collected..................................       3,716         381
  Distributions from equity investees' operating cash
   flow...............................................         935       9,246
  Payments for pizza parlor operations................     (20,092)    (20,045)
  Payments for property operations....................     (93,939)    (31,325)
  Interest paid.......................................     (54,754)    (23,928)
  Advisory and servicing fees paid to affiliate.......      (3,958)     (2,767)
  General and administrative expenses paid............     (12,738)     (5,856)
  Other...............................................       5,500      (3,071)
                                                       -----------  ----------
    Net cash (used in) operating activities...........     (30,899)    (11,763)
Cash Flows From Investing Activities
  Collections on notes receivable.....................      19,187       7,901
  Funding of notes receivable.........................     (40,942)       (381)
  Pizza parlor equipment purchase.....................        (740)       (787)
  Proceeds from sale of real estate...................     166,907      44,140
  Proceeds from sale of marketable equity securities..       2,648       4,570
  Purchases of marketable equity securities...........      (2,180)     (7,605)
  Investment in real estate entities..................        (366)     (5,034)
  Distributions from equity investees' investing
   activities.........................................         --       16,427
  Acquisition of real estate..........................     (48,094)    (91,308)
  Deposits............................................      18,944         565
  Real estate improvements............................     (20,005)     (7,267)
                                                       -----------  ----------
    Net cash provided by (used in) investing
     activities.......................................      95,359     (38,779)
                                                       ===========  ==========
Cash Flows From Financing Activities
  Proceeds from notes payable......................... $   112,730  $  135,696
  Payments on notes payable...........................    (175,048)    (77,077)
  Deferred borrowing costs............................      (5,947)     (8,214)
  Net advances from affiliates........................       3,489      15,330
  Margin borrowings, net..............................      (3,814)    (14,998)
  Common dividends paid...............................        (545)     (1,710)
  Preferred dividends paid............................      (1,704)       (418)
  Sale of Preferred Stock.............................         500         --
  Distributions to minority interest holders..........      (3,805)     (1,590)
  Sale of Common Stock sold under dividend
   reinvestment plan..................................         --          197
                                                       -----------  ----------
    Net cash provided by (used in) financing
     activities.......................................     (74,144)     47,216
    Net (decrease) in cash and cash equivalents.......      (9,684)     (3,326)
Cash and cash equivalents, beginning of period........      11,523       5,347
                                                       -----------  ----------
Cash and cash equivalents, end of period.............. $     1,839  $    2,021
                                                       ===========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                                                              For the Nine
                                                                 Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (dollars in
                                                               thousands)
Reconciliation of net income to net cash (used in)
 operating activities
  Net income............................................... $  1,878  $  2,101
  Adjustments to reconcile net income to net cash (used in)
   operating activities
    Depreciation and amortization..........................   13,496     4,683
    Amortization of deferred borrowing cost................    9,857     5,471
    Provision for loss.....................................    2,072     3,000
    Gain on sale of real estate............................  (87,307)  (14,692)
    Distributions from equity investees' operating cash
     flow..................................................      935     9,246
    Equity in (income) of investees........................   (5,270)  (27,430)
    (Increase) decrease in marketable equity securities....    2,159    (1,529)
    (Increase) decrease in accrued interest receivable.....   (1,605)      333
    Decrease in other assets...............................   13,817     3,336
    Increase (decrease) in accrued interest payable........   (6,640)    1,179
    Increase in accounts payable and other liabilities.....   25,709     1,760
    Other..................................................      --        779
                                                            --------  --------
      Net cash (used in) operating activities.............. $(30,899) $(11,763)
                                                            ========  ========
Schedule of noncash investing and financing activities
Notes payable from acquisition of real estate.............. $ 70,133  $ 17,119
Notes receivable canceled on reacquisition of property.....      --      1,300
Issuance of Series F Preferred Stock.......................      --      2,100
Dividend obligation on conversion of Series F Preferred
 Stock.....................................................      --        134
Issuance of Series G Preferred Stock.......................      --        100
Investment in properties reacquired........................      --      5,270
Real estate obtained through foreclosure of mortgage note
 receivable................................................      --     22,715
Provision for loss.........................................    2,072     3,000
Notes payable assumed by buyer upon sale of properties.....    6,776       --
Conversion of note receivable to partnership interest......   22,678       --
Dividend obligation discharged on conversion of Series B
 Preferred Stock...........................................      --         44
Acquisition of IGI Properties
  Issuance of Class A partnership units....................      --      6,568
  Carrying value of mortgages assumed......................      --     43,421
  Carrying value of other assets...........................      --       (441)
  Carrying value of accounts payable and other
   liabilities.............................................      --        292
  Investment in partnerships...............................      --      1,980

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying Consolidated Financial Statements of American Realty Trust, Inc. ("ART") and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

  Certain balances for 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2. SYNTEK ASSET MANAGEMENT, L.P.

  ART owns a 96% limited partner interest in Syntek Asset Management, L.P. ("SAMLP"). Until December 18, 1998, SAMLP was the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP (collectively the "Partnership"). Gene E. Phillips, a Director and Chairman of the Board of the Company until November 16, 1992, is also a general partner of SAMLP. As of September 30, 1999, the Company owned approximately 56% of the outstanding limited partner units of the Partnership.

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

  Pursuant to the order, $11.4 million was deposited by the Partnership into an escrow account and then transferred to the control of an independent administrator. The distribution of cash was placed under the control of the independent settlement administrator. On March 24, 1999, the initial distribution of cash was made to the plaintiff class members.

  The proposal to elect NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, as the successor general partner was submitted to the unitholders of the Partnership for a vote at a special meeting of unitholders held on December 18, 1998. NMC was elected by a majority of the Partnership unitholders. The

                          AMERICAN REALTY TRUST, INC.

Settlement Agreement remained in effect until December 18, 1998, when SAMLP resigned as general partner and NMC was elected successor general partner and took office.

  Under the Cash Distribution Agreement, NMC assumed liability for SAMLP's note for its original capital contribution to the Partnership. In addition, NMC assumed liability for the note which requires the repayment of the $11.4 million paid by the Partnership under the Cash Distribution Agreement, plus the $808,000 in court ordered attorneys' fees and $30,000 paid to Joseph B. Moorman. This note requires repayment over a 10--year period, bears interest at a variable rate, currently 7.3% per annum, and is guaranteed by ART. The liability assumed under the Cash Distribution Agreement was expensed as a litigation settlement. An additional $184,000 was expensed as a litigation settlement in the first quarter of 1999.

  As of December 31, 1998, ART discontinued accounting for its investment in the Partnership under the equity method upon the election of NMC as general partner of the Partnership and the settlement of the Moorman Litigation. The Company began consolidation of the Partnership's accounts at that date and its operations subsequent to that date.

NOTE 3. NOTES AND INTEREST RECEIVABLE

  In January 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $350,000. In May 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $1.5 million. In both cases, the monies received were applied to paydown a note payable partially secured by the mortgage notes receivable.

  In July 1999, the Partnership received $1.3 million in full payment of a mortgage note receivable, including a $400,000 participation fee.

  In June 1999, a mortgage note receivable from an affiliate of JNC Enterprises, Ltd. ("JNC") in the amount of $4.2 million matured. The note is secured by (1) a first lien on approximately 1,000 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and
(3) a pledge of all related partnership interests. In August 1999, the Partnership received a paydown of $2.3 million on the note receivable, a portion of the proceeds from the loan funding described in the following paragraph. In September 1999, the Partnership received a paydown of $1.0 million in exchange for extending the note's maturity to October 1999.

  In August 1999, the Partnership funded a $2.6 million loan to JNC. The loan is secured by second liens on a 3.55 acre parcel and a 1.2561 acre parcel of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bears interest at 16.0% per annum and matures in February 2000. All principal and interest are due at maturity.

  Also in August 1999, a mortgage note receivable in the amount of $942,000 matured. The loan was secured by 4.5 acres of land in Abilene, Texas, collateral assignment of a $220,000 note receivable and the personal guarantees of the principal owners of the borrower. The loan bore interest at 14.0% per annum, and all principal and interest were due at maturity. The borrower did not make the required payments of principal and interest and the loan is classified as nonperforming in the September 30, 1999 Consolidated Balance Sheet. The Partnership is negotiating a modification/extension with the borrower. If such negotiation is not successful, and the Partnership forecloses, it expects to incur no loss as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

  During 1998, the Partnership funded a $1.8 million loan to Warwick of Summit, Inc. The loan is secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal

                          AMERICAN REALTY TRUST, INC.

guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and matures in December 1999. All principal and interest are due at maturity. During 1999, the Partnership funded an additional $314,000, increasing the loan balance to $2.1 million.

  During 1998 and through August 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California and a pledge of the stock of the borrower. The loan bears interest at 15.0% per annum and matures in November 1999. All principal and interest are due at maturity.

  During 1998 and 1999, the Partnership funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. ("Centura"). The loan was secured by 2.2 acres of land and an office building under construction in Farmers Branch, Texas. The loan bore interest at 12.0% per annum, required monthly payments based on net revenues after development of the land and building and matured in January 2003. In August 1999, the Partnership exercised a participation option included in the loan agreement. The Partnership obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of the Partnership's note receivable. The $8.3 million balance of the note receivable continues as a loan to Centura from the Partnership, bears interest at a rate of 18.0% per annum and is payable from cash flows of the project. Centura's other partners will earn a 12% preferred return on their respective capital accounts. In conjunction with the exercise of the participation, Centura obtained a construction loan commitment in the total amount of $30.0 million, which was finalized in October 1999. The loan bears interest at a variable rate, currently 9.4725% per annum, and matures in June 2001. Interest is payable monthly, with the first $2.0 million of interest being drawn from the loan proceeds. The loan is guaranteed by NOLP, NRLP, Garden Capital, L.P. ("GCLP") and Basic Capital Management, Inc. ("BCM"), the Company's advisor. In October 1999, Centura received its first draw of $5.0 million under the loan agreements. GCLP is a partnership in which NOLP is the sole limited partner with a 99.3% limited partner interest and a wholly--owned subsidiary of ART is the general partner with .7% general partner interest. The Partnership consolidates Centura for financial statement purposes.

  In June 1998, the Partnership funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan is secured by a pledge of a note secured by 7,200 acres of undeveloped land near Crowell, Texas, and the personal guarantee of the borrower. The loan bore interest at 10.0% per annum and matured in December 1998. All principal and interest were due at maturity. The borrower did not make the required payments and the loan was classified as nonperforming. The Partnership has begun foreclosure proceedings and expects to incur no loss on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

  In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, L.L.C., a subsidiary of Centura Tower, Ltd. The loan is secured by
6.4 acres of land in Farmers Branch, Texas, bears interest at 15.0% per annum and matures in August 2000. All principal and interest are due at maturity. In February 1999, the Partnership funded an additional $37,500.

  Also in August 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 12.0% per annum and matured the earlier of termination of the purchase contract or February 1999. All principal and interest were due at maturity. This loan was cross--collateralized with other JNC loans. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded $6.0 million on a then $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC note to the Partnership, including accrued but unpaid interest, paydown $1.3 million on the JNC line of credit and paydown $820,000 on the JNC Frisco Panther Partners, Ltd. loan, discussed below. See NOTE 7. "NOTES PAYABLE."

                          AMERICAN REALTY TRUST, INC.

  Further in August 1998, the Partnership funded a $635,000 loan to La Quinta Partners, L.L.C. The loan is secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California. The loan bore interest at 10.0% per annum and matured in November 1998. All principal and interest were due at maturity. In November and December 1998, the Partnership received a total of $250,000 in principal paydowns. In the first quarter of 1999, the Partnership received an additional $25,000 paydown. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balances increasing it by $42,000 to $402,000.

  In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first nine months of 1999, the Partnership funded an additional $316,000, increasing the loan balance to $4.1 million. The loan bore interest at 15.0% per annum and matured in June 1999. All principal and interest were due at maturity. The borrower did not make the required payments of principal and interest at the loan's maturity and the loan was classified as nonperforming. The Partnership has begun foreclosure proceedings. No loss is expected on foreclosure as the fair value of the collateral property, less estimated costs of sale, exceeds the carrying value of the note.

  In October 1998, the Partnership funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on
3.5 acres of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in July 1999. The second loan, also $1.0 million, was secured by a second lien on 2.9 acres of land in Dallas, Texas, and the personal guaranty of JNC's principal partner. The loan bore interest at 14.0% per annum and matured in October 1999. All principal and interest were due at maturity. This loan was paid in full in March 1999. The third loan, in the amount of $2.1 million was to Frisco Panther Partners, Ltd. The loan is secured by a second lien on 408.2 acres of land in Frisco, Texas, and the personal guaranty of JNC's principal partner. The loan bears interest at 14.0% per annum and matures in October 1999. All principal and interest are due at maturity. This loan is cross--collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a paydown of $820,000 on the Frisco Panther Partners, Ltd. loan.

  In March 1998, the Partnership ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, the Partnership began foreclosure proceedings. In March 1999, the Partnership received payment in full, including accrued but unpaid interest.

  In December 1998, the Partnership funded $3.3 million of a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. The loan bears interest at 12.0% per annum and matures in December 1999. All principal and interest are due at maturity. The loan is cross--collateralized with other JNC loans funded by the Partnership. In January 1999, the Partnership received a $1.3 million paydown. In the first half of 1999, the Partnership funded an additional $3.0 million, increasing the loan balance to $5.0 million.

  At December 1998, the Partnership's one wraparound mortgage note receivable was in default. The Partnership has been vigorously pursuing its rights under the loan agreement. If the Partnership should be unsuccessful, and the underlying lien holder forecloses the collateral property, the Partnership will incur no loss in excess of previously established reserves.

  Related Party. In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at September 30, 1999, owned approximately 15.8% of the outstanding shares of the Company's Common Stock.

                          AMERICAN REALTY TRUST, INC.

The loan bears interest at 12.0% per annum and matures in February 2000. All principal and interest are due at maturity. The loan is guaranteed by BCM, the Company's advisor.

  Beginning in 1997 and through January 1999, the Partnership funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and the Partnership funded an additional $33,000. In the third quarter of 1999, the Partnership funded an additional $213,000. The property has had no cash flow, therefore, the Partnership ceased accruing interest in the second quarter of 1999. In October 1999, the Partnership received a $724,000 paydown on the loan, which was applied first to accrued but unpaid interest of $261,000 then to principal, reducing the loan balance to $1.4 million. In October 1999, Richard D. Morgan, a Bordeaux shareholder, was elected a director of NMC, the General Partner of the Partnership.

  Beginning in April and through September 30, 1999, ART funded $1.7 million of a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd. and a 50% profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P.

  Also, beginning in April through September 30, 1999, ART funded $1.5 million of a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales. A corporation controlled by Richard
D. Morgan, is the general partner of 261, L.P.

NOTE 4. REAL ESTATE

  In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM, the Company's advisor. A gain of $2.2 million was recognized on the sale.

  In February 1999, ART purchased Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million, paying $7.8 million in cash and obtaining mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bears interest at prime plus 2.0%, currently 10.25% per annum, requires monthly interest only payments and matures in January 2000. A mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.75% per annum, required principal reduction payments of $1.0 million on each of May 1, June 1, and July 1, in addition to monthly payments of interest and matures in February 2000. Another mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bore interest at 14% per annum, required monthly interest only payments and matured in January 2000. The loan was paid in full in June 1999. ART's Double O land in Las Colinas, Texas, and its Desert Wells land in Palm Desert, California, are pledged as additional collateral for these loans. ART drew down $6.0 million under its line of credit with the GCLP for a portion of the cash requirement. See NOTE 7. "NOTES PAYABLE." A real estate brokerage commission of $1.4 million was paid to Carmel Realty.

                          AMERICAN REALTY TRUST, INC.

  Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million. ART received net cash of $1.1 million after the payment of various closing costs, including a real estate brokerage commission of $36,000 to Carmel Realty. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.75% per annum, requires monthly interest only payments and matures in January 2000. The net cash from the sale and refinancing along with an additional $921,000 was used to payoff the $8.9 million seller financing secured by the land parcel. A mortgage brokerage and equity refinancing fee of $71,000 was paid to BCM. A gain of $473,000 was recognized on the sale.

  Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. A gain of $706,000 was recognized on the sale.

  In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel Realty and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and closing costs on the two properties and paying off $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty. A gain of $10.2 million was recognized on the sale.

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

  Further in March 1999, ART sold, in a single transaction, a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel for a total of $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage debt secured by such land parcel, the funding of required escrows and the payment of various closing costs, including a real estate brokerage commission of $231,000 to Carmel Realty. A gain of $2.9 million was recognized on the sale.

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

  In May 1999, ART sold a 15.0 acre tract of its Vista Ridge land parcel for $2.6 million, receiving net cash of $552,000 after paying down by $1.8 million the mortgage debt secured by such land parcel and the payment

                          AMERICAN REALTY TRUST, INC.

of various closing costs, including a real estate brokerage commission of $79,000 to Carmel Realty. A gain of $913,000 was recognized on the sale.

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

  Further in May 1999, ART purchased Leone land, a 8.2 acre parcel of unimproved land in Irving, Texas, for $1.5 million. ART paid $300,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.0% per annum, requires quarterly interest only payments and matures in May 2003. A real estate brokerage commission of $91,000 was paid to Carmel Realty.

  In May 1999, a newly-formed controlled partnership in which a wholly--owned subsidiary of ART is the 1.0% managing general partner and ART is the 99% Class B limited partner, purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units. The mortgage bears interest at 7.74% per annum, requires monthly payments of principal and interest of $247,500 and matures in May 2008. The seller financing bears interest at 7.0% per annum, requires interest only payments in July and January, requires semiannual principal payments of $369,000 in May 2000 and May 2001 and matures in May 2002. The Class A units accrue a preferred return of $.05 per Class A unit per annum for the first year, $.06 per annum per Class A unit for the second year, $.07 per Class A unit per annum for the third year and $.09 per Class A unit per annum thereafter, paid quarterly.

  Also in May 1999, ART sold two tracts of its Plano Parkway land parcel totaling 24.5 acres for $4.9 million. ART received no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $147,000 to Carmel Realty. A gain of $1.1 million was recognized on the sale.

  Further in May 1999, ART acquired the remaining joint venture interest in its 3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of land in Nashville, Tennessee and $1.3 million in cash. No gain or loss was recognized on the exchange.

  In May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtaining mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel Realty.

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

                          AMERICAN REALTY TRUST, INC.

  Further in June 1999, ART sold its Continental Hotel for $25.0 million, receiving a nonrefundable deposit of $5.0 million and providing short term financing of $20.0 million, which matures in November 1999. A gain of $7.9 million was recognized on the sale. In the third quarter of 1999, ART received $1.5 million in principal payments.

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

  Also in June 1999, the Partnership purchased the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel Realty. The Partnership obtained a $13.7 million construction loan and began development of a 312 unit apartment complex on the site in July 1999. Construction costs are expected to approximate $16.7 million and completion is anticipated in the third quarter of 2000. Through October 1999, the Partnership has invested $1.9 million on construction of the apartments and received $1.8 million in loan and escrow proceeds.

  Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $294,000 to Carmel Realty. A gain of $2.2 million was recognized on the sale.

  In July 1999, the Partnership purchased the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, from ART at the land's carrying value of $2.2 million, paying $1.3 million in cash and assuming $974,000 in mortgage debt. The mortgage bore interest at 10.0% per annum, required quarterly payments of principal and interest of $100,000 and matured in October 1999. The mortgage was paid in full at maturity. The land was acquired as a future apartment development site.

  Also in July 1999, ART sold a .13 acre tract of its JHL Connell land parcel for $53,000. ART received no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $2,000 to Carmel Realty. A gain of $23,000 was recognized on the sale.

  Further in July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million. ART received net cash of $1.7 million after paying down by $2.0 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $112,000 to Carmel Realty. A gain of $1.9 million was recognized on the sales.

  In July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million. ART received net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $43,000 to Carmel Realty. A gain of $584,000 was recognized on the sale.

  Also in July 1999, ART purchased Monterey land, a 85.0 acre parcel of unimproved land in Riverside County, California, for $5.6 million. ART paid $1.1 million in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The seller financing bears interest at 9.0% per annum, requires quarterly interest only payments and matures in June 2002. A real estate brokerage commission of $338,000 was paid to Carmel Realty.

                          AMERICAN REALTY TRUST, INC.

  Further in July 1999, ART purchased Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $688,000 in cash and obtained seller financing for the remaining $612,000 of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly interest only payments and matures in July 2004. A real estate brokerage commission of $78,000 was paid to Carmel Realty.

  In July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000. ART received net cash of $159,000 after the payment of various closing costs, including a real estate brokerage commission of $5,000 to Carmel Realty. A gain of $128,000 was recognized on the sale.

  In August 1999, the Partnership sold the 152 unit Country Place Apartments in Round Rock, Texas, for $6.0 million, receiving net cash of $1.3 million after the payment of various closing costs, including a real estate brokerage commission of $179,000 paid to Carmel Realty. The purchaser assumed the $4.3 million mortgage secured by the property. A gain of $3.3 million was recognized on the sale.

  Also in August 1999, the Partnership sold the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, to a single buyer for a total of $29.1 million. The Partnership received net cash of $2.7 million, after paying off $24.5 million in mortgage debt, including an $889,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $873,000 to Carmel Realty. A gain totaling $12.7 million was recognized on the sale.

  Further in August 1999, ART sold a 2.1 acre tract of its Keller land parcel for $185,000, receiving net cash of $91,000 after paying down by $90,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $6,000 to Carmel Realty. A gain of $158,000 was recognized on the sale.

  In August 1999, ART sold its Sun City lots for $260,000, receiving net cash of $240,000 after the payment of various closing costs, including a real estate brokerage commission of $8,000 to Carmel Realty. A gain of $180,000 was recognized on the sale.

  Also in August 1999, ART sold a 121.2 acre tract of its Katrina land parcel for $6.6 million, receiving net cash of $5.5 million after the payment of various closing costs, including a real estate brokerage commission of $198,000 to Carmel Realty. A gain of $186,000 was recognized on the sale.

  In September 1999, the Partnership sold the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, to a single buyer for a total of $35.5 million. The Partnership received net cash of $7.8 million after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty and the payment of various closing costs, including a real estate brokerage commission of $1.1 million paid to Carmel Realty. In conjunction with the sale, the partnership provided $2.1 million in purchase money financing secured by limited partnership units in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, and matures in August 2000. The Partnership has an option to obtain the buyer's general and limited partnership interests in full satisfaction of the financing. A gain of $24.2 million was recognized on the sale.

  Further in September 1999, ART sold a 13.6 acre tract of its Frisco Bridges land parcel for $2.6 million, receiving no net cash after paying down by $2.1 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $61,000 to Carmel Realty. A gain of $403,000 was recognized on the sale.

                          AMERICAN REALTY TRUST, INC.

  In September 1999, ART sold a 6.2 acre tract of its Plano Parkway land parcel for $900,000 receiving net cash of $208,000 after paying down by $650,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $27,000 to Carmel Realty. A loss of $40,000 was recognized on the sale.

  Also in September 1999, ART sold four tracts totaling 185.6 acres of its Keller, Scout and Scoggins land parcels for $3.5 million, receiving net cash of $758,000 after paying down by $2.5 million the mortgage debt secured by such land parcels and the payment of various closing costs, including a real estate brokerage commission of $105,000 to Carmel Realty. A gain of $1.8 million was recognized on the sale.

  Further in September 1999, ART sold a 1.3 acre tract of its Vista Ridge land parcel for $715,000, receiving net cash of $665,000 after the payment of various closing costs, including a real estate brokerage commission of $21,000 to Carmel Realty. A gain of $538,000 was recognized on the sale.

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

NOTE 5. INVESTMENT IN EQUITY INVESTEES

  Real estate entities. The Company's investment in equity investees at September 30, 1999, included equity securities of three publicly traded Real Estate Investment Trusts (collectively the "REITs"), Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint ventures and partnerships. BCM, the Company's advisor, also serves as advisor to the REITs.

  The Company accounts for its investment in the REITs and the joint venture partnerships using the equity method. Substantially all of the equity securities of the REITs are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

  The Company's investment in real estate entities, accounted for using the equity method, at September 30, 1999, was as follows:

                          Percentage     Carrying     Equivalent
                              of         Value of      Investee    Market Value
                           Ownership    Investment    Book Value   of Investment
                              at            at            at            at
                         September 30, September 30, September 30, September 30,
Investee                     1999          1999          1999          1999
--------                 ------------- ------------- ------------- -------------
CMET....................     41.3%        $16,108       $36,074       $24,488
IORI....................     30.4           3,269         7,203         2,439
TCI.....................     31.4          13,680        32,145        14,851
                                          -------                     -------
                                           33,057                     $41,778
                                                                      =======
Other...................                    7,608
                                          -------
                                          $40,665
                                          =======

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

  Set forth below is summarized results of operations of equity investees for the nine months ended September 30, 1999:

   Revenues........................................................... $120,044
   Equity in income of partnerships...................................    3,454
   Property operating expenses........................................   74,412
   Depreciation.......................................................   16,818
   Interest expense...................................................   38,928
                                                                       --------
   (Loss) before gains on sale of real estate.........................   (6,660)
   Gains on sale of real estate.......................................   22,601
                                                                       --------
   Net income......................................................... $ 15,941
                                                                       ========

  The Company's share of equity investees' loss before gains on the sale of real estate was $2.2 million for the nine months ended September 30, 1999, and its share of equity investees' gains on sale of real estate was $7.5 million for the nine months ended September 30, 1999.

  The Company's cash flow from the REITs is dependent on the ability of each of them to make distributions. In the first nine months of 1999, distributions totaling $935,000 were received from the REITs.

  In the first nine months of 1999, ART purchased a total of $366,000 of equity securities of the REITs.

NOTE 6. MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

 Since 1994, the Company has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first nine months of 1999, the Company purchased $2.2 million and sold $2.5 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 1999, the Company recognized an unrealized decrease in the market value of its trading portfolio securities of $1.8 million. Also in the first nine months of 1999, the Company realized a net gain of $130,000 from the sale of trading portfolio securities and received $4,000 in dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7. NOTES PAYABLE

  In February 1999, the Partnership obtained mortgage financing secured by the unencumbered 124,200 sq. ft. Melrose Business Park in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

  Also in February 1999, the Partnership obtained mortgage financing secured by the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

                          AMERICAN REALTY TRUST, INC.

  In March 1999, ART obtained second mortgage financing on its Frisco Bridges land parcel in the amount of $2.0 million. The mortgage bears interest at 12.5% per annum with interest and principal due at maturity in November 1999.

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

  At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land parcels in the amount of $15.2 million matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999 in exchange for, among other things, ART's payment of an extension fee. In October 1999, ART refinanced its McKinney Corners land for a total of $8.6 million. The Las Colinas I term loan lender provided $4.1 million of mortgage financing secured by 283.3 acres of McKinney Corners land and a second lender provided $4.5 million of mortgage financing secured by 82.0 acres of the McKinney Corners land. The net financing proceeds and $6.6 million in cash were used to payoff the $15.2 million mortgage debt secured by such land parcels and the payment of various closing costs. The new $4.5 million mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in October 2000.

  In April 1999, ART refinanced the matured mortgage debt secured by its Yorktown land in the amount of $4.8 million, receiving net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $48,000 to BCM. The mortgage bears interest at prime plus 4.5%, currently 12.75% per annum, requires monthly interest only payments, a principal payment of $368,000 in July 1999 and matures in April 2000.

  In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas, in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. The mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in May 2000. In September 1999, the Partnership refinanced the mortgage debt in the amount of $3.1 million. The Partnership used the net refinancing proceeds and cash of $1.1 million to pay off the $4.0 million of mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $31,000 paid to BCM. The new mortgage bears interest at a variable rate, currently 8.3% per annum, requires monthly payments of principal and interest of $24,552 and matures in April 2001.

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

  In July 1999, the Partnership obtained mortgage financing secured by the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million. The Partnership received net cash of $2.0

                          AMERICAN REALTY TRUST, INC.

million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 2009.

  In August 1999, the Partnership refinanced the mortgage debt secured by the 102 unit Whispering Pines Apartments in Canoga Park, California, in the amount of $3.5 million, receiving net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $35,000 to BCM. The new mortgage bears interest at 7.84% per annum, requires monthly payments of principal and interest of $24,931 and matures in September 2009.

  Also in August 1999, ART received an additional $2.7 million from its Las Colinas I lender on a 56.0 acre tract of its Katrina land parcel. ART received net cash of $2.6 million after the payment of various closing costs.

  Further in August 1999, ART refinanced the mortgage debt secured by its Mason/Goodrich land in the amount of $4.1 million. ART received net cash of $710,000 after paying off $1.8 million in mortgage debt secured by such land parcel, paying down by $1.0 million its mortgage debt secured by its Frisco Bridges land parcel and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 to BCM. The new mortgage bears interest at prime plus 4.5%, currently 12.75% per annum, requires monthly interest only payments and matures in August 2000.

  In September 1999, the Partnership obtained mortgage financing secured by the unencumbered 209 unit Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million. The Partnership received net cash of $4.0 million, after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 to BCM. The mortgage bears interest at a variable rate, currently 8.38% per annum, requires monthly payments of principal and interest of $32,923 and matures in April 2001.

  Related Party. In 1998 and the first nine months of 1999, GCLP funded $94.7 million of a then $95.0 million loan commitment to ART. The loan is secured by: (1) second liens on an office building in Minnesota, three apartments in Mississippi and 130.54 acres of land in Texas, (2) by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,268,535 units of NRLP as of October 29, 1999 and (3) the stock of NMC. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In September 1999, the board of GCLP approved an increase in the loan commitment to $125.0 million. In February 1999, ART made a $999,000 paydown on the loan. In October 1999, GCLP funded an additional $5.5 million and received a paydown of $150,000. The loan balance is eliminated in consolidation.

  In December 1998, as required by the Cash Distribution Agreement, NMC, the general partner of the Partnership, assumed responsibility for repayment to the Partnership of the $12.2 million paid by the Partnership to the Moorman Litigation plaintiff class members and legal counsel. The loan bears interest at the 90 day LIBOR (London InterBank Offered Rate) plus 2.0% per annum, currently 7.3% per annum, adjusted every 90 days and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of the Partnership, NMC ceasing to be general partner or ten years from March 24, 1999, the date of the first cash distribution to the Moorman Litigation plaintiff class members. The loan balance is eliminated in consolidation.

NOTE 8. MARGIN BORROWINGS

  The Company has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin

                          AMERICAN REALTY TRUST, INC.

arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $36.5 million at September 30, 1999.

  In August 1996, the Company consolidated its then existing NRLP margin debt held by various brokerage firms into a single loan. At December 1998, the loan had a principal balance of $5.0 million. In February 1999, the loan was paid off.

NOTE 9. INCOME TAXES

  Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. The Company had no taxable income or provision for income taxes in the nine months ended September 30, 1999, due to operating loss carryforwards.

NOTE 10. OPERATING SEGMENTS

  Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. A reconciliation of expenses that are not reflected in the segments is $12.6 million and $5.9 million of general and administrative expenses for the nine months ended September 30, 1999 and 1998, respectively. There are no intersegment revenues and expenses and the Partnership conducts all of its business within the United States.

  Presented below is the operating income of the reportable operating segments for the nine months ended September 30, and segment assets at September 30.

                             Commercial                               Pizza
           1999              Properties Apartments Hotels    Land    Parlors Receivables  Total
           ----              ---------- ---------- ------- --------  ------- ----------- --------
Operating revenue..........   $ 22,136   $ 74,727  $24,965 $    297  $22,753   $   --    $144,878
Operating expenses.........     11,887     44,711   17,716    6,464   19,509       --     100,287
Interest income............        --         --       --       --       --      5,029      5,029
Interest expense--notes
 receivable................        --         --       --       --       --        784        784
                              --------   --------  ------- --------  -------   -------   --------
Operating income (loss)....   $ 10,249   $ 30,016  $ 7,249 $ (6,167) $ 3,244   $ 4,245   $ 48,836
                              ========   ========  ======= ========  =======   =======   ========
Depreciation/amortization..   $  3,086   $  7,558  $ 1,884 $    --   $   968   $   --    $ 13,496
Interest on debt...........      7,404     24,427    3,582   17,640      695       --      53,748
Capital expenditures.......      6,726        408    1,279    1,149      740       --      10,302
Assets.....................    176,388    214,310   71,939  314,210   21,357    64,519    862,723

Property Sales:

                                        Apartments Hotels    Land                         Total
                                        ---------- ------- --------                      --------
Sales price................              $116,350  $25,000  $19,461                      $160,811
Cost of sales..............                54,338   17,122    2,044                        73,504
                                         --------  ------- --------                      --------
Gain on sales..............              $ 62,012  $ 7,878  $17,417                      $ 87,307
                                         ========  ======= ========                      ========

                          AMERICAN REALTY TRUST, INC.

                             Commercial                                Pizza
           1998              Properties Apartments  Hotels    Land    Parlors Receivables  Total
           ----              ---------- ---------- -------- --------  ------- ----------- --------
Operating revenue..........   $12,042    $ 7,930   $ 24,541 $    585  $21,344    $ --     $ 66,442
Operating expenses.........     7,097      4,847     18,114    4,134   18,329      --       52,521
Interest income............       --         --         --       --       --       169         169
Interest expense--notes
 receivable................       --         --         --       --       --       --          --
                              -------    -------   -------- --------  -------    -----    --------
Operating income (loss)....   $ 4,945    $ 3,083   $  6,427 $ (3,549) $ 3,015    $ 169    $ 14,090
                              =======    =======   ======== ========  =======    =====    ========
Depreciation/amortization..   $ 1,148    $ 1,198   $  1,597 $    --   $   740    $ --     $  4,683
Interest on debt...........     2,568      3,099      3,571   14,016      341      --       23,595
Capital expenditures.......     5,985        --       1,142      141      787      --        8,055
Assets.....................    35,085     69,908    111,148  255,836   22,421      298     494,696
                                                              Land                         Total
                                                            --------                      --------
Sales price................                                 $ 47,343                      $ 47,343
Cost of sales..............                                   32,651                        32,651
                                                            --------                      --------
Gain on sale...............                                 $ 14,692                      $ 14,692
                                                            ========                      ========

NOTE 11. COMMITMENTS AND CONTINGENCIES

  In 1996, ART was admitted to the Valley Ranch, L.P. partnership as general partner and Class B limited partner. The existing general and limited partners converted their general and limited partner interests into 8,000,000 Class A limited partner units. The units are exchangeable into shares of the Company's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the Class A limited partner notified the Company that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In March 1999, ART purchased the 100,000 Class A units for $100,000. ART subsequently reached an agreement with the other Class A limited partners to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and an additional 1.0 million units were purchased in July 1999, and
1.0 million units were purchased in October 1999, with 1.0 million units to be purchased in January 2000 and 2.0 million units in May 2001 and May 2002.

  Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion management, the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

  In October 1999, the Partnership sold the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, for $41.0 million. The Partnership received net cash of $8.4 million, after paying off $28.9 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million to Triad Realty, Inc. ("Triad"), an affiliate of BCM, the Company's advisor. A gain will be recognized on the sale.

  Also in October 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $740,000.

  Further in October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in American Reserve Life

                          AMERICAN REALTY TRUST, INC.

Insurance Company. The loan bears interest at a variable rate, currently 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

  In October 1999, ART sold the 140 unit Edgewater Gardens Apartments in Biloxi, Mississippi, for $5.7 million. ART received net cash of $2.7 million, after paying off $2.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $171,000 to Triad. A gain will be recognized on the sale.

  Also in October 1999, ART sold a 12.4 acre tract of its Frisco Bridges land parcel for $2.0 million. The proceeds from the sale of $1.1 million plus an additional $800,000 in cash were used to paydown by $1.9 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $61,000 to Triad. ART also provided purchase money financing of $813,000. The purchase money financing bears interest at 7.0% per annum, and matures in January 2000. All principal and interest are due at maturity. A gain will be recognized on the sale.

  Further in October 1999, ART obtained a construction loan of $7.2 million on Two Hickory Centre, a 96,126 sq. ft. office building under construction in Farmers Branch, Texas. ART received net cash of $1.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $72,000 to BCM.

  In October 1999, ART received an additional funding of $2.0 million under the terms of the mortgage loan secured by the Williamsburg Hospitality House.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provided opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources

  General. Cash and cash equivalents at September 30, 1999 totaled $1.8 million, compared with $11.5 million at December 31, 1998. Although ART anticipates that during the remainder of 1999 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, the sale or refinancing of properties and, to the extent available or necessary, borrowings from its advisor and affiliates, which totaled $12.4 million at September 30, 1999, to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

  At December 31, 1998, notes payable totaling $164.2 million had either scheduled maturities or required principal reduction payments during 1999. During the first nine months of 1999, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $155.6 million of the debt scheduled to mature in 1999.

  Net cash used in operating activities increased to $30.9 million in the nine months ended September 30, 1999, from $11.8 million in the nine months ended September 30, 1998. Fluctuations in the components of cash flow used in operating activities are discussed in the following paragraphs.

  Net cash from pizza operations (sales less cost of sales) in the nine months ended September 30, 1999, increased to $3.4 million from $1.2 million in 1998. The increase was due to the benefits of a more aggressive marketing and advertising strategy.

  Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $27.1 million in the nine months ended September 30, 1999, from $13.0 million in 1998. The increase was primarily attributable to the 36 apartments purchased by ART in 1998 and the consolidation of the Partnership effective January 1, 1999. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

  The Company expects an increase in cash flow from property operations during the remainder of 1999. Such increase is expected to be derived from a full year of operations of the 36 apartments acquired by ART during 1998 and the consolidation of the Partnership effective January 1, 1999. ART is also expecting substantial land sales and selected property sales to generate additional cash.

  Interest collected increased to $3.7 million in the nine months ended September 30, 1999, from $381,000 in 1998. The increase was attributable to loans funded by the Partnership in 1998 and 1999.

  Interest paid increased to $54.8 million in the nine months ended September 30, 1999, from $23.9 million in 1998. The increase was primarily due to debt incurred or assumed relating to 16 land parcels and 36 apartments purchased by ART in 1998, six land parcels and an office building in 1999 and the consolidation of the Partnership's operations effective January 1, 1999.

  Advisory fee paid increased to $4.0 million in the nine months ended September 30, 1999, from $2.8 million in 1998. The increase was due to an increase in ART's gross assets, the basis for such fee.

  General and administrative expenses paid increased to $12.7 million in the nine months ended September 30, 1999, from $5.9 million in 1998. The increase was primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999.

  Distributions from equity investees decreased to $935,000 in the nine months ended September 30, 1999, from $9.2 million in 1998. Included in 1998 distributions were special distributions totaling $6.1 million from TCI and the Partnership that had been accrued at December 31, 1997.

  Other cash from operating activities increased to $5.5 million in the nine months ended September 30, 1999, from a use of $3.1 million in 1998. The increase was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

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

  Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million, receiving net cash of $1.1 million after the payment of various closing costs. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The net cash from the sale and refinancing along with an additional $921,000 in cash was used to payoff the $8.9 million seller financing secured by the land parcel.

  Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs.

  In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending collateral substitution. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and closing costs on the two properties, and paying off $2.2 million on the Mesa Ridge debt, including a $133,000 prepayment penalty.

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

  Further in March 1999, ART sold in a single transaction, a 13.7 acre tract of its McKinney II land parcel and a 20.0 acre tract of its McKinney IV land parcel for a total of $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage debt secured by such land parcels, the funding of required escrows and the payment of various closing costs.

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

  In May 1999, ART sold a 15.0 acre tract of its Vista Ridge land parcel for $2.6 million, receiving net cash of $552,000 after paying down by $1.8 million the mortgage debt secured by such land parcel and the payment of various closing costs.

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

  In May 1999, a newly-formed controlled partnership in which a wholly-owned subsidiary of ART is the 1.0% managing general partner and ART is the 99% Class B limited partner purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units.

  Also in May 1999, ART sold two tracts of its Plano Parkway land parcel totaling 24.5 acres for $4.9 million. ART received no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs.

  Further in May 1999, ART acquired the remaining joint venture interest in its 3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of land in Nashville, Tennessee and $1.3 million in cash.

  In May 1999, the Partnership purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million, paying $1.5 million in cash and obtaining mortgage financing of $2.0 million.

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

  Further in June 1999, ART sold its Continental Hotel for $25.0 million, receiving a nonrefundable deposit of $5.0 million and providing short term financing of $20.0 million. In the third quarter of 1999, ART received $1.5 million in principal payments.

  In June 1999, ART purchased Vineyards II land, a 18.6 acre parcel of unimproved land in Tarrant County, Texas, for $6.3 million. ART paid $2.3 million in cash and obtained seller financing of the remaining $4.0 million of the purchase price.

  Also in June 1999, the Partnership purchased the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, for $2.5 million in cash. A construction loan in the amount of $13.7 million was obtained enabling development of a 312 unit apartment complex on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999 and completion is expected in the third quarter of 2000.

  Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs.

  In July 1999, the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, was purchased by the Partnership from ART at the land's carrying value of $2.2 million. The Partnership paid $1.3 million in cash and assumed $974,000 in mortgage debt. The mortgage debt was paid in full at maturity in October 1999.

  Also in July 1999, ART sold a .13 acre tract of its JHL Connell land parcel for $53,000. ART received no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

  Further in July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million. ART received net cash of $1.7 million after paying down by $2.0 million the mortgage debt secured by such land parcel and the payment of various closing costs.

  In July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million. ART received net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

  Also in July 1999, ART purchased Monterey land, a 85.0 acre parcel of unimproved land in Riverside County, California, for $5.6 million. ART paid $1.1 million in cash and obtained seller financing for the remaining $4.5 million of the purchase price.

  Further in July 1999, ART purchased Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $688,000 in cash and obtained seller financing of the remaining $612,000 of the purchase price.

  In July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000. ART received net cash of $159,000 after the payment of various closing costs.

  In August 1999, the Partnership sold the 152 unit Country Place Apartments in Round Rock, Texas, for $6.0 million, receiving net cash of $1.3 million after the payment of various closing costs. The purchaser assumed the $4.3 million mortgage secured by the property.

  Also in August 1999, the Partnership sold the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, to a single buyer for $29.1 million. The Partnership received net cash of $2.7 million after paying off $24.5 million in mortgage debt, including an $889,000 prepayment penalty and the payment of various closing costs.

  Further in August 1999, ART sold a 2.1 acre tract of its Keller land parcel for $185,000, receiving net cash of $91,000 after paying down by $90,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

  In August 1999, ART sold its Sun City lots for $260,000, receiving net cash of $240,000 after the payment of various closing costs.

  Also in August 1999, ART sold a 121.2 acre tract of its Katrina land parcel for $6.6 million, receiving net cash of $5.5 million after the payment of various closing costs.

  In September 1999, the Partnership sold the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, to a single buyer for a total of $35.5 million. The Partnership received net cash of $7.8 million after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty and the payment of various closing costs. In conjunction with the sale, the partnership provided $2.1 million in purchase money financing secured by limited partnership units in two limited partnerships owned by the buyer.

  Further in September 1999, ART sold a 13.6 acre tract of its Frisco Bridges land parcel for $2.6 million, receiving no net cash after paying down by $2.1 million the mortgage debt secured by such land parcel and the payment of various closing costs.

  In September 1999, ART sold a 6.2 acre tract of its Plano Parkway land parcel for $900,000 receiving net cash of $208,000 after paying down by $650,000 the mortgage debt secured by such land parcel and the payment of various closing costs.

  Also in September 1999, ART sold four tracts totaling 185.6 acres of its Keller, Scout and Scoggins land parcels for $3.5 million, receiving net cash of $758,000 after paying down by $2.5 million the mortgage debt secured by such land parcels and the payment of various closing costs.

  Further in September 1999, ART sold a 1.3 acre tract of its Vista Ridge land parcel for $715,000, receiving net cash of $665,000 after the payment of various closing costs.

  In October 1999, the Partnership sold the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, for $41.0 million. The Partnership received net cash of $8.4 million, after paying off $28.9 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs.

  In October 1999, ART sold the 140 unit Edgewater Gardens Apartments in Biloxi, Mississippi, for $5.7 million. ART received net cash of $2.7 million, after paying off $2.9 million in mortgage debt and the payment of various closing costs.

  Also in October 1999, ART sold a 12.4 acre tract of its Frisco Bridges land parcel for $2.0 million. The proceeds from the sale of $1.1 million plus an additional $800,000 in cash were used to paydown by $1.9 million the mortgage debt secured by such land parcel and the payment of various closing costs. ART also provided purchase money financing of $813,000.

  Notes Receivable. Principal payments were received totaling $40.0 million in the nine months ended September 30, 1999.

  In February 1999, GCLP funded a $5.0 million unsecured loan to Davister Corp., which at September 30, 1999, owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The loan is guaranteed by BCM, the Company's advisor.

  In August 1998, the Partnership funded a $6.0 million loan to Centura Holdings, L.L.C., a subsidiary of Centura Tower, Ltd. The loan is secured by
6.4 acres of land in Farmers Branch, Texas. In February 1999, the Partnership funded an additional $37,500.

  Also in August 1998, the Partnership funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, and the personal guaranty of JNC's principal partner. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with purchase, GCLP funded $6.0 million on a then $95.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million JNC note to the Partnership, including accrued but unpaid interest, paydown $1.3 million on the JNC line of credit and paydown $820,000 on the JNC Frisco Panther Partners, Ltd. loan.

  In 1997 and 1998, the Partnership funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan is secured by 1,485 acres of unimproved land in Riverside County, California. In the first nine months of 1999, the Partnership funded an additional $316,000, increasing the loan balance to $4.1 million.

  Also in 1998 and 1999, the Partnership funded a $5.0 million loan commitment to JNC. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 220 acres of land in Tarrant County, Texas. In January 1999, the Partnership received a $1.3 million paydown on the loan.

  During 1998 and 1999, the Partnership funded a total of $31.0 million of a $52.5 million loan commitment to Centura. The loan was secured by 2.2 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, $24.1 million of the note and accrued but unpaid interest was converted to a partnership interest.

  In 1999, ART funded $1.7 million of a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales.

  Also in 1999, ART funded $1.5 million of a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd. and a profits interest in subsequent land sales.

  During 1998 and through August 1999, the Partnership funded a total of $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan is secured by 129.77 acres of land in Riverside County, California, and a pledge of the stock of the borrower.

  In 1997, 1998 and 1999, the Partnership funded $1.8 million of a $2.1 million loan commitment to Bordeaux. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns approximately 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. In October 1999, the Partnership received a paydown of $724,000.

  In July 1999, the Partnership received a total of $2.5 million on the collection of two mortgage notes receivable, including accrued but unpaid interest.

  In August and September 1999, the Partnership received a total of $3.3 million in paydowns on a mortgage note receivable and funded a $2.6 million mortgage loan.

  Also in October 1999, the Partnership collected in full a mortgage note receivable with a principal balance of $740,000.

  Further in October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of the stock of an insurance subsidiary.

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

  In March 1999, ART obtained a second mortgage financing on its Frisco Bridges land in the amount of $2.0 million.

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

  In May 1999, the Partnership obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land in Denton County and Tarrant County, Texas in the amount of $4.0 million. The Partnership received net cash of $3.9 million after the payment of various closing costs. In September 1999, the mortgage debt was refinanced in the amount of $3.1 million. The refinancing proceeds and cash of $1.1 million was used to payoff the $4.0 million of mortgage debt and the payment of various closing costs.

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

  In August 1999, the Partnership refinanced the mortgage debt secured by the 102 unit Whispering Pines Apartments in Canoga Park, California, in the amount of $3.5 million. The Partnership received net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payments of various closing costs.

  Also in August 1999, ART received an additional $2.7 million from its Las Colinas I lender on a 56.0 acre tract of its Katrina land parcel. ART received net cash of $2.6 million after the payment of various closing costs.

  Further in August 1999, ART refinanced the mortgage debt secured by its Mason/Goodrich land in the amount of $4.1 million. ART received net cash of $710,000 after paying off $1.8 million in mortgage debt secured by such land parcel, paying down by $1.0 million its mortgage debt secured by its Frisco Bridges land parcel and the payment of various closing costs.

  In September 1999, the Partnership obtained mortgage financing secured by the unencumbered 209 unit Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million. The Partnership received net cash of $4.0 million after the payment of various closing costs.

  In October 1999, ART obtained a construction loan of $7.2 million on Two Hickory Centre, a 96,126 sq. ft. office building under construction in Farmers Branch, Texas. ART received net cash of $1.9 million after the payment of various closing costs.

  At March 31, 1999, the mortgage debt secured by ART's McKinney I, II, III, IV, V and Dowdy land in the amount of $15.2 million matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999, in exchange for, among other things, ART's payment of an extension fee. In October 1999, ART refinanced its McKinney Corners land for a total of $8.6 million. The Las Colinas I term loan lender provided $4.1 million and a second lender provided $4.5 million. The net financing proceeds and $6.6 million in cash were used to payoff the existing $15.2 million mortgage debt secured by such land parcels and the payment of various closing costs.

  Equity Investments. During the fourth quarter of 1988, ART began purchasing shares of REITs that have the same advisor as the Company. It is anticipated that additional equity securities of the REITs will be acquired in the future through open--market and negotiated transactions to the extent that ART's liquidity permits.

  Equity securities of the REITs and NRLP held by the Company may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, the Company may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one--year period after they are acquired. Such restrictions may reduce the Company's ability to realize the full fair market value of such investments if it attempted to dispose of such securities in a short period of time.

  The Company's cash flow from its REIT investments is dependent on the ability of each of the entities to make distributions. The Company received distributions totaling $935,000 in the nine months ended September 30, 1999, from the REITs.

  The Company has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of the Company's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and the Company's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $36.5 million at September 30, 1999.

  ART expects that it will be necessary for it to sell $50.1 million, $16.8 million of its land holdings during each of the next two years to satisfy the debt on such land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, would either sell other of its assets to pay such debt or return the property to the lender.

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

Commitments and Contingencies

  In 1996, ART was admitted to the Valley Ranch, L.P. partnership as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. In March 1999, ART purchased the 100,000 Class A units for $100,000. ART subsequently reached agreement with the Class A unitholders to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In April 1999, 900,000 units were purchased and 1.0 million units were purchased in July 1999 and 1.0 million units were purchased in October 1999 , with 1.0 million units to be purchased in January 2000 and 2.0 million units in May 2001 and May 2002.

Results of Operations

  For the three and nine months ended September 30, 1999, the Company reported net income of $10.1 million and $1.9 million, compared to net loss of $3.6 million and net income of $2.1 million for the three and nine months ended September 30, 1998. The primary factors contributing to the Company's results are discussed in the following paragraphs.

  Pizza parlor sales and cost of sales were $7.8 million and $6.7 million, respectively for the three months ended September 30, 1999, compared to $7.3 million and $6.3 million in 1998. Sales and cost of sales were $22.8 million and $19.5 million for the nine months ended September 30, 1999, compared to $21.3 million and $18.3 million in 1998. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy, offset by an increase in cost of sales attributable to record high cheese prices in January 1999. Cheese prices returned to more historic levels in February 1999, but began escalating again late in the second quarter of 1999 and reached record highs again in September 1999. In October 1999, cheese prices began to decline and have continued to do so.

  Rents increased to $40.2 million and $122.1 million in the three and nine months ended September 30, 1999, from $15.5 million and $45.1 million in 1998. Rents from commercial properties increased to $22.1 million for nine months ended September 30, 1999, from $12.0 million in 1998. Rents from hotels of $25.0 million in the nine months ended September 30, 1999, approximated the $24.5 million in 1998. Rents from apartments increased to $74.7 million in the nine months ended September 30, 1999, from $7.9 million in 1998. The increase in commercial property rents was primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999, and the increase in apartment rent was due to the 36 apartments acquired by ART in 1998 and the consolidation of the Partnership's operations effective January 1, 1999. Rental income is expected to increase significantly in 1999 as a result of the consolidation of the Partnership's operations. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

  Property operations expense increased to $27.4 million and $80.8 million in the three and nine months ended September 30, 1999, from $12.0 million and $34.2 million in 1998. Property operations expense for commercial properties increased to $11.9 million in the nine months ended September 30, 1999, from $7.1 million in 1998. Hotel property operations expense of $17.7 million in the nine months ended September 30, 1999 approximated the $18.1 million in 1998. Land property operations expense increased to $6.5 million in the nine months ended September 30, 1999 from $4.1 million in 1998. Apartments property operations expense increased to $44.7 million in the nine months ended September 30, 1999, from $4.8 million in 1998. The increase in commercial property operations expense was primarily due to the consolidation of the Partnerships operations effective January 1, 1999. The increase for land was primarily due to the 16 land parcels acquired by ART in 1998 and six land parcels in 1999. The increase for apartments property operations expense was due to the 36 apartments acquired by ART in 1998 and the consolidation of the Partnership's operations effective January 1, 1999. Property operations expense is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations.

  Interest income from mortgage notes receivable increased to $1.3 million and $5.0 million in the three and nine months ended September 30, 1999 from $15,000 and $169,000 in 1998. The increase is attributable to loans funded by the Partnership in 1998. Interest income is expected to increase significantly in the remainder of 1999 as a result of the consolidation of the Partnership's operations.

  Other income was income of $300,000 in the three months ended September 30, 1999 and a loss of $740,000 in the nine months ended September 30, 1999 compared to income of $486,000 and a loss of $454,000 in 1998. An unrealized increase in market value of trading portfolio securities of $33,000 and a decrease of $1.8 million was recognized in the three and nine months ended September 30, 1999, compared to income of $1.1 million and a loss of $2.6 million in 1998. See NOTE 6. "MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO."

  Interest expense increased to $23.0 million and $68.5 million in the three and nine months ended September 30, 1999, from $12.4 million and $35.7 million in 1998. Of the increases, $7.3 million and $21.4 million was attributable to the consolidation of the Partnership's operations effective January 1, 1999, $3.3 million and $4.8 million was due to 16 parcels of land acquired by ART in 1998 and, $3.4 million was due to the six land parcels acquired by ART in 1999, and for the nine months ended September 30, 1999, $3.9 million was due to the 36 apartments acquired by ART in 1998. In the remainder of 1999 interest expense is expected to continue to rise due to the 36 apartments acquired in 1998 and the consolidation of the Partnership's operations.

  Depreciation expense increased to $4.5 million and $13.5 million in the three and nine months ended September 30, 1999, from $1.5 million and $4.7 million in 1998. The increases were attributable to the consolidation of the Partnership's operations effective January 1, 1999, and the acquisition by ART of 36 apartments in 1998. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

  Advisory fees increased to $1.5 million and $4.0 million in the three and nine months ended September 30, 1999, from $1.1 million and $2.8 million in 1998. The increases were attributable to an increase in ART's gross assets, the basis for such fee. Such fee is expected to increase as ART's gross assets increase.

  General and administrative expenses increased to $3.8 million and $12.7 million in the three and nine months ended September 30, 1999, from $1.7 million and $5.9 million in 1998. The increases were primarily attributable to the consolidation of the Partnership's operations effective January 1, 1999.

  In the three and nine months ended September 30, 1999, a provision for loss of $2.1 million was recognized. Such loss relates to the June 1999 relinquishment by ART of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana. There was no provision for loss in 1998. See NOTE 4. "REAL ESTATE." In the third quarter of 1998 a provision for loss of $3.0 million was recognized to writedown ART's Valley Ranch land to its estimated realizable value less estimated costs of sale. Such writedown was necessitated by an increase in the acreage designated as flood plain.

  Minority interest increased to $23.1 million and $38.6 million in the three and nine months ended September 30, 1999, from $658,000 and $1.6 million in 1998. The increase was attributable to the consolidation of the Partnership. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

  Equity in income of investees decreased to $1.9 million and $5.3 million in the three and nine months ended September 30, 1999 from $6.1 million and $27.4 million in 1998. The decreases in equity income were attributable to the consolidation of the Partnership. See NOTE 2. "SYNTEK ASSET MANAGEMENT, L.P."

  In the nine months ended September 30, 1999, gains on sale of real estate of $86.1 million were recognized. In January 1999, a gain of $2.2 million was recognized on the sale of the Olde Towne Apartments. In February 1999, gains were recognized on the sales of: (1) a 4.6 acre tract of its Plano Parkway land; (2) the Santa Fe Apartments; and, (3) the Mesa Ridge Apartments, totaling $11.4 million. In March 1999, gains were recognized on the sales of:
(1) a 9.9 acre tract of Mason/Goodrich land; (2) two tracts of McKinney II and McKinney IV land totaling 33.7 acres; and (3) a 13.0 acre tract of Rasor land, totaling $4.3 million. In April 1999, a gain was recognized of $1.8 million on the sale of the Horizon East Apartments and $2.3 million on the sale of the Lantern Ridge Apartments. In May 1999, gains were recognized of: (1) $913,000 on the sale of a 15.0 acre tract of Vista Ridge land and (2) $1.1 million on the sale of two tracts totaling 24.5 acres of Plano Parkway land. In June 1999, gains were recognized on the sale of: (1) two tracts totaling 77.6 acres of Frisco Bridges land; (2) 6.6 acres of Plano Parkway land; (3) the Continental Hotel; and, (4) the Barcelona Apartments, totaling $14.9 million. In July 1999, gains were recognized on the sale of: (1) .13 acres of JH Connell land; (2) two tracts totaling 11.8 acres of Plano Parkway land; (3) two tracts totaling 6.7 acres of Vista Ridge land; (4) 1.4 acres of Valley Ranch land, totaling $2.6 million. In August 1999, gains were recognized on the sale of: (1) Country Place Apartments; (2) Lake Nora Apartments; (3) Fox Club Apartments; (4) 2.1 acres of Keller land; (5) Sun City lots; and (6)
121.2 acres of Katrina land, totaling $16.5 million. In September 1999, gains were recognized on the sale of: (1) Oakhollow Apartments; (2) Windridge Apartments; (3) 13.6 acres of Frisco Bridges land; (4) four tracts totaling
185.6 acres of Keller, Scout and Scoggins land; and (5) 1.3 acres of Vista Ridge land, totaling $27.0 million and a loss of $40,000 on the sale of 6.2 acres of Plano Parkway land.

  For the three months ended September 30, 1998, the Company recognized gains from the sale of: (1) a 2.5 acre tract of the Las Colinas I land of $869,000;
(2) 60.0 acres of Parkfield land; (3) 10.5 acres of BP Las Colinas land; (4) its Kamperman land; (5) 1.1 acres of Santa Clarita land totaling $5.7 million. In the first six months of 1998 gains on the sale of real estate, totaling $14.7 million were recognized from: (1) 81.3 acres of Parkfield land; (2) Lewisville land; (3) 21.2 acres of Chase Oaks land; (4) 150.0 acres of Rasor land; (5) Palm Desert land; (6) 39.4 acres of Valley Ranch land; (7) 2.5 acres of Las Colinas I land; (8) 10.5 acres of BP Las Colinas land; (9) 1.1 acres of Santa Clarita land; and (10) Kamperman land.

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

                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Proposed Transaction with American Realty Investors, Inc.

  On November 3, 1999, ART and the Partnership jointly announced the agreement of their respective Boards to combine, in a tax free exchange, the two entities into a new holding company to be named American Realty Investors, Inc. ("ARI"). Under the proposal, ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, would receive one share of ARI common stock for each unit of NRLP held. ART stockholders would receive .91 shares of ARI common stock for each share of ART held. ART preferred stock would convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger are subject to a vote of stockholders/unitholders of both entities. Approval requires the vote of a majority of the unitholders holding a majority of the Partnership's outstanding units, and the vote of a majority of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. As of November 3, 1999, ART owned approximately 56.2% of the outstanding units of the Partnership and BCM owned approximately 30.0% of the outstanding units of the Partnership and 56.9% of the outstanding shares of ART's common stock. A date for the special meeting of the stockholders/unitholders to vote on the merger proposal has not been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.

   Exhibit
   Number                  Description
   -------   ----------------------------------------
    27.0     Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K as follows:

  None.

                                SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          American Realty Trust, Inc.

                                                     /s/ Karl L. Blaha
                                          By: _________________________________
Date: November 12, 1999                                Karl L. Blaha
                                                         President

                                                   /s/ Thomas A. Holland
                                          By: _________________________________
Date: November 12, 1999                              Thomas A. Holland
                                               Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q
                  For the Nine Months Ended September 30, 1999

 Exhibit                                                                   Page
 Number                            Description                            Number
 -------                           -----------                            ------
  27.0   Financial Data Schedule........................................