Form 10-Q/A
period 1999-09-30
AMERICAN REALTY TRUST INC
filed 1999-12-08
CIK 827165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999 as follows:


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 10. Operating Segments - page 20; and PART II - OTHER INFORMATION, Item 6. Exhibits and Reports on Form 8-K - page 34, to include Exhibit 2.0.

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

                             Commercial                               Pizza
           1999              Properties Apartments Hotels    Land    Parlors Receivables  Total
           ----              ---------- ---------- ------- --------  ------- ----------- --------
Operating revenue..........   $ 22,136   $ 74,727  $24,965 $    297  $22,753   $   --    $144,878
Operating expenses.........     11,887     44,711   17,716    6,464   19,509       --     100,287
Interest income............        --         --       --       --       --      5,029      5,029
Interest expense--notes
 receivable................        --         --       --       --       --        784        784
                              --------   --------  ------- --------  -------   -------   --------
Operating income (loss)....   $ 10,249   $ 30,016  $ 7,249 $ (6,167) $ 3,244   $ 4,245   $ 48,836
                              ========   ========  ======= ========  =======   =======   ========
Depreciation/amortization..   $  3,086   $  7,558  $ 1,884 $    --   $   968   $   --    $ 13,496
Interest on debt...........      7,404     24,427    3,582   17,640      695       --      53,748
Capital expenditures.......      6,726        408    1,279    1,149      740       --      10,302
Assets.....................    176,388    214,310   71,939  314,210   21,357    64,519    862,723

Property Sales:

                                        Apartments Hotels    Land                         Total
                                        ---------- ------- --------                      --------
Sales price................              $116,350  $25,000  $66,998                      $208,348
Cost of sales..............                54,338   17,122   49,581                       121,041
                                         --------  ------- --------                      --------
Gain on sales..............              $ 62,012  $ 7,878  $17,417                      $ 87,307
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

                          PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Company held its anual meeting of stockholders on September 13, 1999, at which meeting the Company's stockholders were asked to consider and vote upon
(1) the election of Directors and (2) approval of Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of special stock, from 2.0 million to 5.0 million shares. At such meeting the stockholders elected the following individuals as Directors:


                                                      Shares Voting
                                                  ----------------------

                                                                Withheld
                      Director                       For       Authority
          ------------------------------------     -------     ----------
          Karl L. Blaha.......................     7,926,050       28,419

          Roy Bode............................     7,926,170       28,299

          Collene C. Currie...................     7,295,490       28,979

          Al Gonzalez.........................     7,296,102       28,367

          Cliff Harris........................     7,926,170       28,299

Also at such meeting the stockholders approved the Amendment to the Articles of Incorporation to increase the number of authorized shares of Special Stock from 2.0 million to 5.0 million with 6,992,278 votes for the proposal and 217,357 votes against and 17,542 votes abstaining.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The following exhibits are filed herewith or incorporated by reference as indicated below.

   Exhibit
    Number                  Description
   -------   ----------------------------------------
   2.0       Agreement and Plan of Reorganization, dated as of November 3,
             1999 by and among American Realty Investors, Inc., National
             Realty, L.P. and American Realty Trust, Inc.

   27.0      Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K as follows:

  None.

                                SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          American Realty Trust, Inc.

                                                     /s/ Karl L. Blaha
                                          By: _________________________________
Date: December 8, 1999                                   Karl L. Blaha
                                                         President

                                                   /s/ Thomas A. Holland
                                          By: _________________________________
Date: December 8, 1999                                 Thomas A. Holland
                                               Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q
                  For the Nine Months Ended September 30, 1999

 Exhibit                                                                   Page
 Number                            Description                            Number
 -------                           -----------                            ------
2.0    Agreement and Plan of Reorganization, dated as of November 3,
       1999 by and among American Realty Investors, Inc, National
       Realty, L.P. and American Realty Trust, Inc

27.0   Financial Data Schedule........................................