Form 10-K405
period 1999-12-31
AMERICAN REALTY TRUST INC
filed 2000-03-29
CIK 827165

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

                     For the Year Ended December 31, 1999

                         Commission File Number 1-9948

                               ----------------

                          American Realty Trust, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

               Georgia                                 54-0697989
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

   10670 North Central Expressway,
      Suite 300, Dallas, Texas                            75231
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

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 3, 2000, the Registrant had 10,563,720 shares of Common Stock outstanding. Of the total shares outstanding 3,231,240 were held by other than those who may be deemed to be affiliates, for an aggregate value of $55,739,000 based on the closing price on the New York Stock Exchange on March 3, 2000. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

  Consolidated Financial Statements of National Realty, L.P.; Commission File
                                  No. 1-9648
   Consolidated Financial Statements of Income Opportunity Realty Investors,
                       Inc.; Commission File No. 1-14784
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                          Commission File No. 1-9240

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                     PART I

Item 1. Business..........................................................   3

Item 2. Properties........................................................   7

Item 3. Legal Proceedings.................................................  29

Item 4. Submission of Matters to a Vote of Security Holders...............  29

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters...........................................................  29

Item 6. Selected Financial Data...........................................  32

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  32

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk...  40

Item 8. Consolidated Financial Statements and Supplementary Data..........  42

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................  90

                                    PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant......  90

Item 11. Executive Compensation...........................................  95

Item 12. Security Ownership of Certain Beneficial Owners and Management...  97

Item 13. Certain Relationships and Related Transactions...................  98

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
         8-K.............................................................. 102

Signature Page............................................................ 105

                                    PART I

ITEM 1. BUSINESS

   American Realty Trust, Inc. ("ART"), a Georgia corporation, is the successor to a District of Columbia business trust organized pursuant to a declaration of trust dated July 14, 1961.

Proposed Transaction with American Realty Investors, Inc.

   On November 3, 1999, ART and National Realty, L.P. ("NRLP") jointly announced the agreement of their respective Boards to combine, in a tax free exchange, the two entities under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). Under the proposal, ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each NRLP unit held. ART stockholders will receive .91 shares of ARI common stock for each share of ART Common Stock held. ART Preferred Stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's Preferred Stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of stockholders holding a majority of ART's outstanding shares of Common and Preferred Stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding units of NRLP and BCM owned approximately 12.4% of the outstanding units of NRLP and 56.9% of the outstanding shares of ART's Common Stock. At special meetings held on March 21, 2000, the ART stockholders and NRLP unitholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000. For accounting purposes, the merger will be treated as a purchase by ART of NRLP.

Business Plan and Investment Policy

   ART's primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and to a lesser extent financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ART is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, was elected general partner of NRLP and National Operating, L.P. ("NOLP"). NRLP is a publicly traded master limited partnership which was formed under the Delaware Uniform Limited Partnership Act on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. In November 1992, NOLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to Garden Capital, L.P. ("GCLP"), a Delaware limited partnership. NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP. The general partner and owner of a .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART.

   Until December 18, 1998, the general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP was Syntek Asset Management, L.P. ("SAMLP"), a Delaware limited partnership, of which ART is a 96% limited partner. With its election as general partner, NMC succeeded to SAMLP's 1% beneficial interest in each of NRLP and NOLP. NMC also assumed liability for SAMLP's note for its capital contribution to NRLP. In addition, NMC assumed liability for a note which requires the repayment of the $12.2 million paid by NRLP under a litigation settlement relating to the original formation of NRLP. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 8.0% per annum, and is guaranteed by ART.

   At December 31, 1999, in addition to its general partner interest, ART owned approximately 55.4% of the outstanding NRLP limited partner units. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method, as of December 31, 1998, upon the election of NMC as general partner of NRLP, ART began consolidation of NRLP's accounts at that date and has consolidated its operations subsequent to that date. NMC, has discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets.

   ART, through its wholly owned subsidiary, Pizza World Supreme, Inc. ("PWSI"), operates and franchises pizza parlors featuring pizza delivery, carry-out and dine-in under the trademark "Me-N-Ed's" in California and Texas. The first Me-N-Ed's pizza parlor opened in 1962. At December 31, 1999, there were 56 Me-N-Ed's pizza parlors in operation, consisting of 50 owned and six franchised pizza parlors, six of the owned pizza parlors were in Texas and the remainder were in California.

   ART's businesses are not seasonal. With regard to real estate investments, ART is seeking both current income and capital appreciation. ART's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as apartments and commercial properties or equity securities of real estate-related entities. ART also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property's purchase price. ART intends to seek selected dispositions of certain of its assets, in particular certain of its land holdings, where the prices obtainable for such assets justify their disposition. ART has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. However, in 1999, NRLP increased its lending activity, funding $106.5 million in loans in 1999, including $73.4 million of its $125.0 million loan commitment to ART. See ITEM 2. "PROPERTIES" and Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   ART's Board of Directors has broad authority under ART's governing documents to make all types of investments, and may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

   The specific composition of ART's real estate portfolio will depend largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

   In addition to its equity investments in real estate, ART has also invested in private and open market purchases of the equity securities of Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI") and units of limited partner interest in NRLP. See
ITEM 2. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Management of the Company

   Although the Board of Directors is directly responsible for managing the affairs of ART and for setting the policies which guide it, the day-to-day operations of ART are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with ART's business plan and investment policy decisions made by its Board. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services. As of March 3, 2000, BCM owned 6,008,867 shares of ART's Common Stock, approximately 56.9% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM has been providing advisory services to ART since February 6, 1989. BCM also serves as advisor to IORI and TCI. The officers of ART, are also officers of IORI, TCI, BCM and NMC, the general partner of NRLP and NOLP. Karl L. Blaha, President and a Director of ART, serves as President and a Director of NMC and also serves as President of IORI, TCI and BCM. Collene C. Currie, a Director of ART also serves as a Director of NMC. BCM performs certain administrative functions for NRLP and NOLP on a cost reimbursement basis.

   Since February 1, 1990, affiliates of BCM have provided property management services to ART. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the property-level management services to ART. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 19 of ART's commercial properties (shopping centers, office buildings and a merchandise mart) and its eight hotels to Regis Realty, Inc. ("Regis"), which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

   Affiliates of BCM are also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   ART has no employees itself, but PWSI has 916 employees and a majority-owned development subsidiary has 5 employees. Employees of BCM render services to ART.

Competition

   Real Estate. The real estate business is highly competitive and ART competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than ART. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon market served, i.e., transient, commercial or group users. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of ART's properties, in particular its improved and unimproved land, are also competitive factors.

   To the extent that ART seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ART's properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

   As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers of ART also serve as officers of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to ART's. ART's officers and advisor owe fiduciary duties to these other entities as well as to ART under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers and advisor consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

   In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," ART also competes with other entities which are affiliates of BCM and which have investment objectives similar to ART's and that may compete with ART in purchasing, selling, leasing and financing real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, BCM has informed ART that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

   ART is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth quakes, hurricanes and other acts of God and other factors beyond the control of management or BCM. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ART's real estate and mortgage notes receivable portfolios. However, to the extent new property investments, in particular improved and unimproved land, and mortgage lending are concentrated in any particular region the advantages of geographic diversification are mitigated.

   Virtually all of ART's real estate, equity security holdings in IORI, TCI and NRLP and its trading portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on ART's assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on ART's assets securing such indebtedness, and ART could lose its investment in the pledged assets.

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

   At December 31, 1999, PWSI owned and operated 50 and franchised six pizza parlors. The results achieved by PWSI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of PWSI's relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on PWSI's results of operations than would be the case in a company owning more pizza parlors.

   PWSI's existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 1999, there were 50 pizza parlors in California and six in Texas. Accordingly, PWSI's results of operations may be affected by economic or other conditions in those regions. Also, given PWSI's present geographic concentration, publicity relating to PWSI's pizza parlors could have a more pronounced effect on PWSI's overall sales than might be the case if PWSI's pizza parlors were more broadly dispersed.

   All of PWSI's owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent and additional rental payments if sales volumes exceed specified amounts. There can be no assurance that PWSI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 2000, PWSI plans to expand its franchised stores and to construct and open seven new company-owned stores.

ITEM 2. PROPERTIES

   ART's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231 and are in the opinion of management, suitable and adequate for ART's present operations.

   Details of ART's real estate and mortgage notes receivable portfolios at December 31, 1999, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning ART's real estate and mortgage notes receivable portfolios.

   At December 31, 1999, no single asset accounted for 10% or more of ART's total assets. At December 31, 1999, 84% of ART's assets consisted of real estate, 4% consisted of notes and interest receivable, 5% consisted of investments in the equity investees, including IORI and TCI, and 2% consisted of pizza parlor equipment and related goodwill. The remaining 5% of ART's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of ART's assets invested in any one category is subject to change and no assurance can be given that the composition of ART's assets in the future will approximate the percentages listed above.

   ART's real estate is geographically diverse. At December 31, 1999, ART's real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under "Real Estate" below. ART also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest, Northeast and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. ART has no properties in this region.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. ART has 39 apartments, 4 commercial properties and 2 hotels in this region.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. ART has 17 apartments and 8 commercial properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. ART has 15 apartments, 2 commercial properties and 1 hotel in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. ART has 2 apartments, 3 commercial properties and 1 hotel in this region.

Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. ART has 3 apartments, 3 commercial properties and 4 hotels in this region.
--------
*  Includes one commercial property in Alaska.

   Excluded from above are 67 parcels of improved and unimproved land and a single family residence, as described below.

Real Estate

   At December 31, 1999, 89% of ART's assets were invested in real estate and the equity securities of real estate entities. ART has invested in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. ART's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of IORI and TCI.

   Types of Real Estate Investments. ART's real estate consists of apartments, commercial properties (office buildings, shopping centers and a merchandise mart), hotels and improved and unimproved land. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be purchased subject to, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

   Although ART has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as Two Hickory Center described below, ART will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

   In 1999, ART completed construction of Two Hickory Center, a 102,607 sq. ft. office building in Farmers Branch, Texas and NRLP completed construction of the Centura Office Building, a 410,901 sq. ft. office building also in Farmers Branch, Texas. Also at December 31, 1999, NRLP had under construction Lake Shore Villas, a 312 unit apartment in Harris County, Texas.

   In the opinion of management, the properties owned by ART are adequately covered by insurance.

   The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 67 parcels of improved and unimproved land, and a single family residence, described below) at December 31, 1999.

                                                               Commercial
      Region                                        Apartments Properties Hotels
      ------                                        ---------- ---------- ------
      Midwest......................................     28%        26%      14%
      Mountain.....................................    --          23       11
      Pacific......................................      4         16       46
      Southeast....................................     37         15       29
      Southwest....................................     31         20      --
                                                       ---        ---      ---
                                                       100%       100%     100%
                                                       ===        ===      ===

   The foregoing table is based solely on the number of apartment units, amount of commercial square footage and number of hotel rooms owned and does not reflect the value of ART's investment in each region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of owned real estate.

   Excluded from the table above, are a single family residence in Dallas, Texas and 67 parcels of improved and unimproved land consisting of: a 46.1 acre land parcel in Las Colinas, Texas; a 329.4 acre land parcel in Denver, Colorado; seven parcels of land in Dallas County, Texas, totaling 436.6 acres; four parcels of land in Irving, Texas, totaling 300.9 acres; a 420.0 acre land parcel in Duchense, Utah; a 82.4 acre land parcel in Oceanside, California; five parcels of land in Tarrant County, Texas, totaling 1,519.0 acres; two parcels of land in Harris County, Texas, totaling 251.0 acres; ten parcels of land in Collin County, Texas, totaling 754.6 acres; ten parcels of land in Farmers Branch, Texas, totaling 108.1 acres; three parcels of land in Plano, Texas, totaling 109.3 acres; a 1,448.0 acre land parcel in Austin, Texas; three parcels of land in Palm Desert, California, totaling 825.6 acres; a 41.8 acre land parcel in Travis County, Texas; a 234.9 acre parcel of land in Houston, Texas; a 54.2 acre land parcel in Fort Worth, Texas; a 137.0 acre land parcel in Lewisville, Texas; a 7.6 acre land parcel in Carrollton, Texas; a 19.5 acre land parcel in Santa Clarita, California; a 70.0 acre land parcel in Allen, Texas; a 147.4 acre land parcel in Nashville, Tennessee; three parcels of land in Riverside, California, totaling 1,697.8 acres; and seven additional land parcels totaling approximately 87.0 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ART's real estate portfolio.

   A summary of the activity in the owned real estate portfolio during 1999 is as follows:

      Owned properties at January 1, 1999.................................. 177
      Properties purchased.................................................   8
      Properties constructed...............................................   2
      Properties obtained through foreclosure..............................   2
      Properties obtained through conversion of note receivable............   2
      Recission of partnership interest....................................  (2)
      Properties sold...................................................... (18)
                                                                            ---
      Owned properties at December 31, 1999................................ 171
                                                                            ===

   Properties Held for Investment. Set forth below are the properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 1999, 1998 and 1997 for apartments and commercial properties and average occupancy during 1999, 1998 and 1997 for hotels:

                                                                     Rent Per Square Foot  Occupancy %
                                                    Units/           -------------------- --------------
Property                     Location           Square Footage        1999   1998   1997  1999 1998 1997
--------                 ----------------- ------------------------- ------ ------ ------ ---- ---- ----
                                                                           (dollars in thousands)
Apartments
Ashford................. Tampa FL            56 units/42,196 sq. ft. $  .76 $  .74 $    *  91   98    *
Arlington Place......... Pasadena, TX      230 units/205,476 sq. ft.    .65    .64    .63  98   98   95
Bay Anchor.............. Panama City, FL     12 units/10,700 sq. ft.    .50    .54      *  97   83    *
Bent Tree............... Addison, TX       292 units/244,480 sq. ft.    .71    .73    .70  96   93   96
Blackhawk............... Ft. Wayne, IN     209 units/190,520 sq. ft.    .56    .57    .54  95   94   96
Bridgestone............. Friendswood, TX     76 units/65,519 sq. ft.    .68    .67    .64  91   97   99
Candlelight Square...... Lenexa, KS        119 units/114,630 sq. ft.    .60    .61    .58  95   96   94
Carriage Park........... Tampa, FL           46 units/36,750 sq. ft.    .79    .80      *  98   94    *
Chalet I................ Topeka, KS        162 units/131,791 sq. ft.    .64    .65    .62  95   97   96
Chalet II............... Topeka, KS          72 units/49,164 sq. ft.    .68    .70    .68  95   91   93
Chateau................. Bellevue, NE       115 units/99,220 sq. ft.    .69    .71    .69  96   94   95
Chateau Bayou........... Ocean Springs, MS 122 units/105,536 sq. ft.    .64    .71      *  99   98    *
Club Mar................ Sarasota, FL      248 units/230,180 sq. ft.    .65    .65    .61  92   93   99
Confederate Point....... Jacksonville, FL  206 units/277,860 sq. ft.    .58    .58    .46  94   93   91
Conradi House........... Tallahassee, FL     98 units/49,900 sq. ft.    .67    .71      *  96   96    *
Covered Bridge.......... Gainesville, FL   176 units/171,416 sq. ft.    .66    .64    .64  96   97   98
Crossing Church......... Tampa, FL           52 units/40,024 sq. ft.    .73    .73      *  96   98    *
Daluce.................. Tallahassee, FL    112 units/95,432 sq. ft.    .59    .59      *  93   94    *
Fair Oaks............... Euless, TX        208 units/166,432 sq. ft.    .66    .65    .61  96   93   96
Falcon House............ Ft. Walton, FL      82 units/71,220 sq. ft.    .62    .62      *  92   93    *
Four Seasons............ Denver, CO        384 units/254,900 sq. ft.    .91    .86    .80  95   96   98
Foxwood................. Memphis, TN       220 units/212,000 sq. ft.    .55    .57    .54  81   90   94
Georgetown.............. Panama City, FL     44 units/36,160 sq. ft.    .60    .61      *  94   93    *
Governor Square......... Tallahassee, FL   168 units/146,550 sq. ft.    .61    .60      *  95   92    *
Grand Lagoon............ Panama City, FL     54 units/47,460 sq. ft.    .71    .73      *  94   80    *
Greenbriar.............. Tallahassee, FL     50 units/36,600 sq. ft.    .71    .70      * 100   96    *
Hidden Valley........... Grand Rapids, MI  176 units/260,970 sq. ft.    .55    .54    .52  94   96   96
Kimberly Woods.......... Tucson, AZ        279 units/249,678 sq. ft.    .57    .59    .57  93   92   92
La Mirada............... Jacksonville, FL  320 units/341,400 sq. ft.    .54    .52    .51  94   99   91
Lake Chateau............ Thomasville, GA     98 units/65,800 sq. ft.    .55    .56      *  95   97    *
Lake Shore Villas....... Harris County, TX 312 units/259,176 sq. ft.      *      *      *   *    *    *
Landings/Marina......... Pensacola, FL       52 units/34,464 sq. ft.    .68    .67      *  96   87    *
Lee Hills............... Tallahassee, FL     16 units/14,720 sq. ft.    .52    .54      *  92   94    *
Mallard Lake............ Greensboro, NC    336 units/295,560 sq. ft.    .62    .64    .63  93   91   93
Med Villas.............. San Antonio, TX   140 units/158,960 sq. ft.    .50    .49      *  96   93    *
Morning Star............ Tallahassee, FL     82 units/41,000 sq. ft.    .77    .76      *  95  100    *
Nora Pines.............. Indianapolis, IN  254 units/254,676 sq. ft.    .60    .60    .59  93   95   92
Northside Villas........ Tallahassee, FL    81 units/134,000 sq. ft.    .58    .57      *  94   93    *
Oak Hill................ Tallahassee, FL     92 units/81,240 sq. ft.    .60    .60      *  96   97    *
Oak Tree................ Grandview, MO     189 units/160,591 sq. ft.    .59    .60    .57  95   99   95
Park Avenue............. Tallahassee, FL    121 units/78,979 sq. ft.    .81    .79      *  97   90    *
Pheasant Ridge.......... Bellevue, NE      264 units/243,960 sq. ft.    .60    .62    .61  94   89   93
Pinecrest............... Tallahassee, FL     48 units/46,400 sq. ft.    .57    .57      *  94   90    *
Pines................... Little Rock, AR   257 units/221,981 sq. ft.    .44    .62    .41  91   92   90
Place One............... Tulsa, OK         407 units/302,263 sq. ft.    .59    .42    .57  94   93   92
Quail Point............. Huntsville, AL    184 units/202,602 sq. ft.    .45    .44    .42  90   89   91
Regency................. Lincoln, NE       106 units/111,700 sq. ft.    .64    .67    .63  88   87   98
Regency................. Tampa, FL           78 units/55,810 sq. ft.    .82    .81      *  97   96   98
Rockborough............. Denver, CO        345 units/249,723 sq. ft.    .82    .80    .73  94   94   94
Rolling Hills........... Tallahassee, FL   134 units/115,730 sq. ft.    .61    .61      *  99   92    *
Seville................. Tallahassee, FL     62 units/63,360 sq. ft.    .56    .56      * 100  100    *

                                                                       Rent Per Square Foot   Occupancy %
                                                     Units/           ---------------------- --------------
Property                      Location           Square Footage        1999    1998    1997  1999 1998 1997
--------                 ------------------ ------------------------- ------- ------- ------ ---- ---- ----
                                                                             (dollars in thousands)
Shadowood............... Addison, TX        184 units/134,616 sq. ft. $   .76 $   .76 $  .74  95   94   96
Sherwood Glen........... Urbandale, IA      180 units/143,745 sq. ft.     .76     .79    .77  93   90   94
Stonebridge............. Florissant, MO     100 units/140,576 sq. ft.     .46     .46    .45  94   95  100
Stonegate............... Tallahassee, FL      83 units/34,900 sq. ft.     .77     .77      *  95   93    *
Summerwind.............. Reseda, CA         172 units/114,711 sq. ft.     .98     .93    .90  99   97   96
Sun Hollow.............. El Paso, TX        216 units/156,000 sq. ft.     .65     .66    .65  94   93   97
Sunset.................. Odessa, TX         240 units/160,400 sq. ft.     .42     .46      *  96   96    *
Timber Creek............ Omaha, NE          180 units/162,252 sq. ft.     .70     .70    .66  93   97   95
Valley Hi............... Tallahassee, FL      54 units/27,800 sq. ft.     .76     .71      *  92  100    *
Villa Del Mar........... Wichita, KS        162 units/128,004 sq. ft.     .59     .60    .58  85   92   97
Villager................ Ft. Walton, FL       33 units/22,840 sq. ft.     .70     .71      *  94   97    *
Villas.................. Plano, TX          208 units/156,632 sq. ft.     .81     .80    .77  96   94   98
Waters Edge III......... Gulfport, MS       238 units/212,216 sq. ft.     .61     .59      *  97   96    *
Westwood................ Mary Ester, FL      120 units/93,000 sq. ft.     .67     .67      *  94   91    *
Westwood Parc........... Tallahassee, FL      94 units/55,950 sq. ft.     .70     .69      *  99  100    *
White Pines............. Tallahassee, FL      85 units/17,000 sq. ft.     .74     .74      *  95   94    *
Whispering Pines........ Canoga Park, CA     102 units/61,671 sq. ft.    1.08    1.05   1.01  93   93   94
Whispering Pines........ Topeka, KS         320 units/299,264 sq. ft.     .52     .51    .49  94   95   95
Windsor Tower........... Ocala, FL            64 units/66,000 sq. ft.     .46     .45      * 100   96    *
Windtree I & II......... Reseda, CA         159 units/109,062 sq. ft.     .97     .93    .90  98   95   96
Woodhollow.............. San Antonio, TX    546 units/348,692 sq. ft.     .64     .64    .63  76   82   92
Woodlake................ Carrollton, TX     256 units/210,208 sq. ft.     .77     .77    .73  96   97   98
Woodsong II............. Smyrna, GA         190 units/207,460 sq. ft.     .57     .56    .54  96   99   96
Woodstock............... Dallas, TX         320 units/222,112 sq. ft.     .65     .63    .60  96   95   92

Office Buildings
56 Expressway........... Oklahoma City, OK             54,649 sq. ft. $  7.92 $  9.53 $ 8.64  23   91   94
Centura................. Farmers Branch, TX           410,901 sq. ft.       *       *      *   *    *    *
Cooley Building......... Farmers Branch, TX            27,000 sq. ft.    9.00       *      * 100    *    *
Encino Executive Plaza.. Encino, CA                   177,211 sq. ft.   16.85       *      *  90    *    *
Executive Court......... Memphis, TN                   41,840 sq. ft.   13.22   10.64   9.79 100   96   96
Marina Playa............ Santa Clara, CA              124,322 sq. ft.   23.80   21.55  20.54  96   97  100
Melrose Business Park... Oklahoma City, OK            124,200 sq. ft.    2.73    3.03   2.88  86   80   93
One Hickory Center...... Farmers Branch, TX           102,615 sq. ft.     --      --       *   0    0    *
Rosedale Towers......... Minneapolis, MN               84,798 sq. ft.   18.89   15.48  15.03  92   94   93
Two Hickory Center...... Farmers Branch, TX           167,981 sq. ft.   18.71       *      *  25    *    *
University Square....... Anchorage, AK                 22,260 sq. ft.   13.26   13.83  14.07  97   81  100

Shopping Centers
Collection.............. Denver, CO                   267,812 sq. ft. $ 11.19 $  8.92 $ 9.46  99   94   82
Cross County Mall....... Mattoon, IL                  304,575 sq. ft.    6.05    4.99   4.88  93   90   89
Cullman................. Cullman, AL                   92,466 sq. ft.    3.98    3.91   3.87  98   98   97
Harbor Plaza............ Aurora, CO                    45,863 sq. ft.   12.03    9.86   9.44  84   86   94
Katella Plaza........... Orange, CA                    52,169 sq. ft.    6.18    9.79   9.20  66   71   71
Oaktree Village......... Lubbock, TX                   45,623 sq. ft.    9.29    8.27   8.17  76   70   90
Preston Square.......... Dallas, TX                    35,508 sq. ft.   10.79   16.04  15.26  65   77   92
Regency Point........... Jacksonville, FL              67,410 sq. ft.   12.58   12.36  12.07  99   91   83
Westwood................ Tallahassee, FL              149,855 sq. ft.    6.68    6.77   6.44 100   93   93

Merchandise Mart
Denver Mart............. Denver, CO                   509,008 sq. ft. $ 18.22 $ 11.35 $14.75  92   92   93

Single Family Residence
Tavel Circle............ Dallas, TX                     2,271 sq. ft.

                                                                                            Total Room Revenue
                                                                                             Divided by Total
                                                        Average Room Rate    Occupancy %     Available Rooms
                                                       -------------------- -------------- --------------------
        Property               Location        Rooms    1999   1998   1997  1999 1998 1997  1999   1998   1997
        --------          ------------------ --------- ------ ------ ------ ---- ---- ---- ------ ------ ------
Hotels
Best Western............  Virginia Beach, VA 110 rooms $94.15 $92.65 $90.44  94   65   60  $57.96 $60.37 $54.03
Holiday Inn.............  Kansas City, MO    196 rooms  64.09  65.38  70.73  81   79   77   52.02  51.38  54.13
Piccadilly Airport......  Fresno, CA         185 rooms  69.52  68.53  62.98  59   61   50   41.02  41.68  35.94
Piccadilly Chateau......  Fresno, CA          78 rooms  57.09  55.18  50.86  56   60   49   32.17  33.19  27.74
Piccadilly Shaw.........  Fresno, CA         194 rooms  71.80  70.63  64.07  63   66   62   45.36  46.71  41.17
Piccadilly University...  Fresno, CA         190 rooms  68.90  67.42  62.22  49   59   49   34.02  39.42  35.65
Quality Inn.............  Denver, CO         161 rooms  55.01  54.07  53.15  63   61   53   34.45  32.95  28.02
Williamsburg Hospitality
 House..................  Williamsburg, VA   296 rooms  88.76  85.87  81.87  58   64   60   51.58  54.85  55.30

--------
   * Property was purchased, obtained through foreclosure or constructed in 1999 or 1998.

   Occupancy presented above and through this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   A fee simple interest is owned in each property except for Katella Plaza Shopping Center in Orange, California, in which a long-term leasehold interest is owned. The leasehold interest permits some potential for capital appreciation and marketability.

   In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million. GCLP received net cash of $4.4 million after the payment of various closing costs, including a real estate brokerage commission of $136,000 to Carmel Realty, Inc. ("Carmel"), an affiliate of BCM. A gain of $2.2 million was recognized on the sale.

   In February 1999, NRLP financed the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million. NRLP received net cash of $1.7 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $17,000 to BCM. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

   Also in February 1999, NRLP financed the unencumbered 124,200 sq. ft. Melrose Business Park Office Building in Oklahoma City, Oklahoma, in the amount of $900,000. NRLP received net cash of $870,000 after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $9,000 to BCM. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

   Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million. GCLP received net cash of $4.3 million after the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel. A gain of $706,000 was recognized on the sale.

   In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, for $19.5 million. GCLP received net cash of $793,000 after the payment of various closing costs, including a real estate brokerage commission of $585,000 to Carmel and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved by the lender as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and various closing costs and paying down by $2.2 million the debt, including a $133,000 prepayment penalty, formerly secured by the Mesa Ridge Apartments. A gain of $10.2 million was recognized on the sale.

   In April 1999, GCLP sold the 166 unit Horizon East Apartments in Dallas, Texas, for $4.0 million. GCLP received net cash of $1.2 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel. A gain of $1.8 million was recognized on the sale.

   Also in April 1999, GCLP sold the 120 unit Lantern Ridge Apartments in Richmond, Virginia, for $3.4 million. GCLP received net cash of $880,000 after the payment of various closing costs, including a real estate brokerage commission of $103,000 to Carmel. The purchaser assumed the $2.4 million mortgage secured by the property. A gain of $2.3 million was recognized on the sale.

   In May 1999, NRLP obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land, one in Denton County and the other in Tarrant County, Texas, in the amount of $4.0 million. NRLP received net cash of $3.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $40,000 to BCM. In September 1999, the mortgage debt was refinanced in the amount of $3.1 million. NRLP used the net refinancing proceeds and cash of $1.1 million to pay off the $4.0 million of mortgage debt and pay various closing costs, including a mortgage brokerage and equity refinancing fee of $31,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.4% per annum, requires monthly payments of principal and interest of $24,552 and matures in April 2001, and is secured only by the Pines Apartments.

   Also in May 1999, a newly-formed controlled partnership in which a wholly-owned subsidiary of ART is the 1.0% managing general partner and ART is the 99% Class B limited partner, purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units. The mortgage bears interest at 7.74% per annum, requires monthly payments of principal and interest of $247,500 and matures in May 2008. The seller financing bears interest at 7.0% per annum, requires semiannual payments of interest only in July and January, requires principal payments of $369,000 in May 2000 and May 2001 and matures in May 2002. The Class A units accrue a preferred return of $.05 per unit per annum for the first year, $.06 per annum per unit for the second year, $.07 per unit per annum for the third year and $.09 per unit per annum thereafter, paid quarterly.

   Further in May 1999, NRLP purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million. NRLP paid $1.5 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019. A real estate brokerage commission of $35,000 was paid to Carmel.

   In May 1999, NRLP purchased the remaining undivided interest in a ground lease under the Westwood Shopping Center for $536,000 in cash, including a real estate brokerage commission of $15,000 to Carmel.

   In June 1999, NRLP purchased the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, for $2.5 million in cash. A real estate brokerage commission of $75,000 was paid to Carmel. NRLP subsequently obtained a construction loan in the amount of $13.7 million to construct the 312 unit Lake Shore Villas Apartments on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999 and is expected to be completed in the third quarter of 2000. Through December 31, 1999, $58.4 million has been expended on construction of the apartments, of which $4.2 million was from the construction loan. The loan bears interest at a variable rate, currently 8.73% per annum, and is payable monthly from the construction loan and matures in June 2001.

   Also in June 1999, NRLP financed the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million. NRLP received net cash of $2.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $30,000 to BCM. The mortgage bears interest at 8.33% per annum, requires monthly payments of principal and interest of $23,814 and matures in July 2002.

   Further in June 1999, ART sold the Continental Hotel and Casino, in Las Vegas, Nevada, for $28.0 million. ART received a nonrefundable deposit of $5.0 million. In the third quarter of 1999, ART received a deposit of an additional $3.0 million. At the December settlement, ART received net cash of $2.4 million after paying off the $13.4 million in mortgage debt secured by such property, paying down by $726,000 the mortgage debt secured by the Walker land parcel, paying down by $2.3 million the mortgage debt secured by the Katrina land parcel, paying down by $523,000 the mortgage debt secured by the Vista Ridge land parcel and the payment of various closing costs. A gain of $9.2 million was recognized on the sale.

   In June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million. GCLP received net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $294,000 to Carmel. A gain of $2.2 million was recognized on the sale.

   In November 1998, a newly-formed controlled partnership with ART as the Class B limited partner and a wholly-owned subsidiary of ART as the 1% managing general partner, purchased two apartments with a total of 423 units in Indianapolis, Indiana, for $7.2 million, paying $14,000 in cash, assuming $5.9 million in mortgage debt and issuing $1.3 million in Class A limited partner units. In June 1999, ART relinquished its general and Class B limited partner interests. A provision for loss of $2.0 million was recognized. In December 1999, an additional provision for loss of $1.0 million was recognized.

   In July 1999, NRLP financed the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million. NRLP received net cash of $2.0 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 2009.

   In August 1999, NRLP sold the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, to a single buyer for a total of $29.1 million. NRLP received net cash of $2.7 million, after paying off $24.5 million in mortgage debt, including a $889,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $873,000 to Carmel. Gains totaling $15.1 million were recognized on the sales.

   Also in August 1999, NRLP refinanced the mortgage debt secured by the Whispering Pines Apartments in Canoga Park, California, in the amount of $3.5 million. NRLP received net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $35,000 to BCM. The new mortgage bears interest at 7.84% per annum, requires monthly payments of principal and interest of $24,931 and matures in September 2009.

   Further in August 1999, NRLP sold the 152 unit Country Place Apartments in Round Rock, Texas, for $6.0 million. NRLP received net cash of $1.3 million after the payment of various closing costs, including a real estate brokerage commission of $179,000 to Carmel. The purchaser assumed the $4.3 million mortgage secured by the property. A gain of $3.3 million was recognized on the sale.

   As discussed in "Mortgage Loans" below, in August 1999, NRLP exercised its option in the loan agreement with Centura Tower, Ltd. ("Centura"), which owns the 410,911 sq. ft. Centura Office Building in Farmers Branch, Texas, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution, through conversion of a portion of its note receivable to an equity interest. In December 1999, the construction debt secured by the Centura Office Building was refinanced, with a new construction loan in the amount of $28.8 million of which $21.7 million was funded initially. NRLP received net cash of $8.6 million after paying off $11.0 million in construction debt, the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $288,000 to BCM. The new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of interest only and matures in December 2000. Through February 2000, the lender has advanced an additional

$2.6 million under the construction loan. In August 1998, NRLP funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura. The loan was secured by 6.4109 acres of land in Farmers Branch, Texas, adjacent to the Centura Office Building. In November 1999, the land was transferred by the borrower to NLP/CH, Ltd., a partnership in which NRLP has a combined 80% general and limited partnership interest. The borrower holds the remaining 20% limited partnership interest. Centura and NLP/CH, Ltd. are consolidated for financial statement purposes.

   In September 1999, NRLP financed the unencumbered 209 unit Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million. NRLP received net cash of $4.0 million, after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 to BCM. The mortgage bears interest at a variable rate, currently 8.38% per annum, requires monthly payments of principal and interest of $32,923 and matures in April 2001.

   Also in September 1999, NRLP sold the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, to a single buyer for a total of $35.5 million. NRLP received net cash of $7.8 million after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty and the payment of various closing costs, including a real estate brokerage commission of $1.1 million to Carmel. In conjunction with the sale, NRLP provided $2.1 million of purchase money financing as discussed in "Mortgage Loans," below. Gains totaling $24.2 million were recognized on the sales.

   In October 1999, NRLP sold the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, for $41.0 million. NRLP received net cash of $8.4 million, after paying off $28.9 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $1.1 million to Regis. A gain of $22.4 million was recognized on the sale.

   Also in October 1999, ART sold the 140 unit Edgewater Gardens Apartments in Biloxi, Mississippi, for $5.7 million. ART received net cash of $2.7 million after paying off $2.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $171,000 to Regis. A gain of $2.2 million was recognized on the sale.

   In October 1999, ART financed the unencumbered 167,981 sq. ft. Two Hickory Office Building in Farmers Branch, Texas, in the amount of $7.2 million, receiving net cash of $1.9 million after paying down by $650,000 the mortgage loan secured by the Valwood land parcel, paying construction expenses of $2.9 million, funding of required completion escrows of $1.5 million and the payment of various closing costs. The mortgage bears interest at 9.625% per annum, requires monthly payments of principal and interest of $63,532 and matures in August 2000.

   In November 1999, NRLP sold the 259 unit Bavarian Woods Apartment in Middletown, Ohio, for $9.0 million. NRLP received net cash of $1.5 million after paying off $7.0 million in mortgage debt, including an $887,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $270,000 to Regis. A gain of $3.5 million was recognized on the sale.

   In December 1999, NRLP sold the 280 unit Manchester Commons Apartments in Manchester, Missouri, for $13.4 million. NRLP received net cash of $2.0 million after paying off $10.6 million in mortgage debt, including a $326,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $401,000 to Regis. A gain of $8.9 million was recognized on the sale.

   In March 2000, NRLP sold the 172 unit Summerwind Apartments in Reseda, California, for $9.0 million. NRLP received net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $270,000 to Regis. The purchaser assumed the $5.6 million mortgage secured by the property. A gain will be recognized on the sale.

   Also in March 2000, NRLP sold the 159 unit Windtree Apartments also in Reseda, California, for $8.4 million. NRLP received net cash of $2.9 million after the payment of various closing costs, including a real estate brokerage commission of $250,500 to Regis. The purchaser assumed the $5.1 million mortgage secured by the property. A gain will be recognized on the sale.

   Properties Held for Sale. Set forth below are the properties held for sale, consisting of improved and unimproved land:

                         Property                          Location       Acres
                         --------                     ------------------ -------
      Bad Lands...................................... Duchense, UT         420.0
      Bonneau........................................ Dallas County, TX      8.4
      Centura Holdings............................... Farmers Branch, TX     6.4
      Chase Oaks..................................... Plano, TX             39.0
      Croslin........................................ Dallas County, TX       .8
      Dalho.......................................... Farmers Branch, TX     3.4
      Desert Wells................................... Palm Desert, CA      420.0
      Eldorado Parkway............................... Collin County, TX      8.5
      Frisco Bridges................................. Collin County, TX    233.2
      FRWM Cummings.................................. Farmers Branch, TX     6.5
      Hollywood Casino............................... Farmers Branch, TX    51.7
      HSM............................................ Farmers Branch, TX     6.2
      Jeffries Ranch................................. Oceanside, CA         82.4
      JHL Connell.................................... Carrollton, TX         7.6
      Katrina........................................ Palm Desert, CA      333.6
      Katy Road...................................... Harris County, TX    130.6
      Keller......................................... Tarrant County, TX   779.3
      Lacy Longhorn.................................. Farmers Branch, TX    17.1
      Las Colinas I.................................. Las Colinas, TX       46.1
      Leone.......................................... Irving, TX             8.2
      Marine Creek................................... Fort Worth, TX        54.2
      Mason/Goodrich................................. Houston, TX          234.9
      McKinney Corners I............................. Collin County, TX     30.4
      McKinney Corners II............................ Collin County, TX     56.5
      McKinney Corners III........................... Collin County, TX     15.5
      McKinney Corners IV............................ Collin County, TX     11.3
      McKinney Corners V............................. Collin County, TX      9.7
      Mendoza........................................ Dallas County, TX       .4
      Messick........................................ Palm Desert, CA       72.0
      Monterrey...................................... Riverside, CA         85.0
      Nashville...................................... Nashville, TN        147.4
      Pantex......................................... Collin County, TX    182.5
      Parkfield...................................... Denver, CO           329.4
      Pioneer Crossing............................... Austin, TX         1,448.0
      Plano Parkway.................................. Plano, TX             28.1
      Rasor.......................................... Plano, TX             42.2
      Rowlett Creek.................................. Collin County, TX     80.4
      Santa Clarita.................................. Santa Clarita, CA     19.5
      Scoggins....................................... Tarrant County, TX   232.8
      Scout.......................................... Tarrant County, TX   472.5
      Stagliano...................................... Farmers Branch, TX     3.2
      Thompson....................................... Farmers Branch, TX     4.0
      Thompson II.................................... Dallas County, TX      3.5
      Tomlin ........................................ Farmers Branch, TX     9.2
      Tree Farm--LBJ................................. Dallas County, TX     10.4
      Valley Ranch................................... Irving, TX           267.8
      Valley Ranch III............................... Irving, TX            12.5
      Valley Ranch IV................................ Irving, TX            12.4
      Valwood........................................ Dallas County, TX    280.0
      Van Cattle..................................... Collin County, TX    126.6
      Varner Road.................................... Riverside, CA        127.8
      Vineyards...................................... Tarrant County, TX    15.8
      Vineyards II................................... Tarrant County, TX    18.6
      Vista Business................................. Travis County, TX     41.8
      Vista Ridge.................................... Lewisville, TX       137.0
      Wakefield...................................... Allen, TX             70.0
      Walker......................................... Dallas County, TX    132.6
      Willow Springs................................. Riverside, CA      1,485.0
      Woolley........................................ Farmers Branch, TX      .4
      Yorktown....................................... Harris County, TX    120.4
      Other (7 properties)........................... Various               87.0

   In 1996, ART was admitted to the Valley Ranch, L.P. limited partnership as general partner and Class B limited partner. The existing general and limited partners converted their general and limited partner interests into 8,000,000 Class A limited partner units. The units are exchangeable into shares of the Company's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In March 1999, ART reached agreement with the Class A limited partners to acquire their Class A units for $1.00 per unit. In 1999, 3,000,000 units were purchased, 1.0 million units were purchased in January 2000 and 2.0 million units are to be purchased in each of May 2001 and May 2002.

   In February 1999, ART purchased the Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million. ART paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bore interest at prime plus 2.0%, required monthly interest only payments and matured in March 2000. In March 2000, the seller financing was refinanced in the amount of $18.0 million. ART received net cash of $6.2 million after paying off the seller financing with a then principal balance of $11.9 million and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $180,000 to BCM. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.75% per annum, requires monthly payments of interest only and matures in March 2001. The second mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.75% per annum, required principal reduction payments of $1.0 million on each of May 1, June 1, and July 1, which were made, in addition to monthly payments of interest and matured in February 2000. The lender on this loan, is the same lender that in March 2000, refinanced the Frisco Bridges seller financing, discussed above. The Company is in negotiations with the lender to extend this loan. The third mortgage in the amount of $2.0 million, was secured by 13.5 acres of the parcel, and had a scheduled maturity of January 2000. This loan was paid in full in June 1999. ART's Double O land in Las Colinas, Texas, and its Desert Wells land in Palm Desert, California, are pledged as additional collateral for the two outstanding loans. ART drew down $6.0 million under its line of credit with GCLP for a portion of the cash required to make the purchase. A real estate brokerage commission of $1.4 million was paid to Carmel.

   Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million. ART received net cash of $1.1 million after the payment of various closing costs, including a real estate brokerage commission of $36,000 to Carmel. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bore interest at the prime rate plus 4.5%, required monthly payments of interest only and matured in January 2000. The net sale and refinancing proceeds along with an additional $921,000 was used to payoff the $8.9 million seller financing secured by such land parcel. A mortgage brokerage and equity refinancing fee of $71,000 was paid to BCM. A gain of $473,000 was recognized on the sale.

   In March 1999, ART sold a 13.0 acre tract of its Rasor land parcel for $1.6 million. ART received no net cash after paying down by $1.5 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $48,000 to Carmel. A gain of $979,000 was recognized on the sale.

   Also in March 1999, ART sold two tracts totaling 9.9 acres of its Mason/Goodrich land parcel for $956,000. ART received net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $29,000 to Carmel. A gain of $432,000 was recognized on the sale.

   Further in March 1999, ART sold in a single transaction, a 13.7 acre tract of its McKinney Corners II land parcel and a 20.0 acre tract of its McKinney Corners IV land parcel for a total of $7.7 million. ART received no net cash after paying down by $5.5 million the mortgage debt secured by such land parcel, the funding of required escrows and the payment of various closing costs, including a real estate brokerage commission of $231,000 to Carmel. A gain of $2.9 million was recognized on the sale.

   In March 1999, ART obtained second lien financing on its Frisco Bridges land parcel in the amount of $2.0 million. The loan bore interest at 12.5% per annum with interest and principal due at maturity in November 1999. The loan was paid in full at maturity.

   Also in March 1999, the Las Colinas term loan lender provided financing on ART's Stagliano, Dalho, Bonneau and Valley Ranch III land parcels in the amount of $2.2 million. The proceeds from this financing along with an additional $1.4 million in cash were used to payoff the $3.1 million in mortgage debt secured by such land parcels and pay various closing costs including a mortgage brokerage and equity refinancing fee of $22,000 to BCM.

   Further in March 1999, the mortgage debt secured by ART's McKinney Corners I, II, III, IV, V and Dowdy land parcels in the amount of $15.2 million matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999 in exchange for, among other things, ART's payment of an extension fee. In October 1999, ART refinanced all of its McKinney Corners land in the total amount of $8.6 million. The Las Colinas term loan lender provided $4.1 million of mortgage financing secured by 283.3 acres of McKinney Corners land and a second lender provided $4.5 million of mortgage financing secured by 82.0 acres of the McKinney Corners land. The net financing proceeds and $6.6 million in cash were used to payoff the $15.2 million of mortgage debt secured by such land parcels and the payment of various closing costs. The new $4.5 million mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in October 2000.

   In April 1999, ART refinanced the mortgage debt secured by its Yorktown land parcel in the amount of $4.8 million. ART received net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $48,000 to BCM. The new mortgage bears interest at the rate prime plus 4.5%, currently 12.75% per annum, requires monthly payments of interest only, required a principal payment of $368,000 in July 1999, which was made, and matures in April 2000.

   In May 1999, ART sold a 15.0 acre tract of its Vista Ridge land parcel for $2.6 million. ART received net cash of $552,000 after paying down by $1.8 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $79,000 to Carmel. A gain of $913,000 was recognized on the sale.

   Also in May 1999, ART purchased the Rowlett Creek land, a 80.4 acre parcel of unimproved land in Collin County, Texas, for $1.6 million. ART paid $400,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.75% per annum, requires quarterly payments of interest only and matures in May 2004. A real estate brokerage commission of $94,000 was paid to Regis.

   Further in May 1999, ART purchased the Leone land, a 8.2 acre parcel of unimproved land in Irving, Texas, for $1.5 million. ART paid $300,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.0% per annum, requires quarterly payments of interest only and matures in May 2003. A real estate brokerage commission of $91,000 was paid to Carmel.

   In May 1999, ART sold two tracts of its Plano Parkway land parcel totaling
24.5 acres for $4.9 million. ART received no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $147,000 to Carmel. A gain of $1.1 million was recognized on the sale.

   Also in May 1999, ART purchased the remaining joint venture interest in its
3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of unimproved land in Nashville, Tennessee and $1.3 million in cash. No gain or loss was recognized on the exchange.

   Further in May 1999, ART obtained financing secured by its Plano Parkway land parcel under the Las Colinas term loan in the amount of $2.0 million. The net proceeds of this financing along with an additional $831,000 in cash were used to payoff the remaining $2.7 million in mortgage debt secured by such land parcel and pay various closing costs.

   In June 1999, ART sold two tracts of its Frisco Bridges land parcel totaling 77.6 acres for $16.9 million. ART received net cash of $2.7 million after paying off a $2.0 million in mortgage secured by such land parcel, paying down by $11.0 million another mortgage secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $507,000 to Carmel. A gain of $4.2 million was recognized on the sale.

   Also in June 1999, ART sold a 6.0 acre tract of its Plano Parkway land parcel for $1.6 million. ART received no net cash after paying down by $1.6 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $47,000 to Carmel. A gain of $615,000 was recognized on the sale.

   Further in June 1999, ART purchased the Vineyards II land, a 18.6 acre parcel of unimproved land in Tarrant County, Texas, for $6.3 million. ART paid $2.3 million in cash and obtained seller financing of the remaining $4.0 million of the purchase price. The seller financing bears interest at 14.5% per annum, requires monthly payments of interest only and matures in June 2002. A real estate brokerage commission of $190,000 was paid to Carmel.

   In July 1999, NRLP purchased from ART the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, at its carrying cost of $2.2 million. NRLP paid $1.2 million and assumed the existing mortgage of $974,000. NRLP paid off the mortgage at its maturity in October 1999. The land was purchased by NRLP as an apartment development site. After further review, management determined not to develop apartments on the site. In December 1999, the land was sold for $1.8 million, NRLP received net cash of $1.6 million after the payment of various closing costs. A loss of $505,000 was recognized on the sale.

   Also in July 1999, ART sold a .13 acre tract of its JHL Connell land parcel for $53,000. ART received no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $2,000 to Carmel. A gain of $23,000 was recognized on the sale.

   Further in July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million. ART received net cash of $1.7 million after paying down by $2.0 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $112,000 to Carmel. A gain of $1.9 million was recognized on the sale.

   In July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million. ART received net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $43,000 to Carmel. A gain of $584,000 was recognized on the sale.

   Also in July 1999, ART purchased the Monterey land, an 85.0 acre parcel of unimproved land in Riverside County, California, for $5.6 million. ART paid $1.1 million in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The seller financing bears interest at 9.0% per annum, requires quarterly payments of interest only and matures in June 2002. A real estate brokerage commission of $338,000 was paid to Carmel.

   Further in July 1999, ART purchased the Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $688,000 in cash and obtained seller financing of the remaining $612,000 of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly payments of interest only and matures in July 2004. A real estate brokerage commission of $78,000 was paid to Carmel.

   In July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000. ART received net cash of $159,000 after the payment of various closing costs, including a real estate brokerage commission of $5,000 to Carmel. A gain of $128,000 was recognized on the sale.

   In August 1999, ART sold the Sun City lots for $260,000. ART received net cash of $240,000 after the payment of various closing costs, including a real estate brokerage commission of $8,000 to Carmel. A gain of $180,000 was recognized on the sale.

   Also in August 1999, ART sold a 121.2 acre tract of its Katrina land parcel for $6.6 million. ART received net cash of $5.5 million after the payment of various closing costs, including a real estate brokerage commission of $198,000 to Carmel. A gain of $186,000 was recognized on the sale.

   Further in August 1999, ART obtained financing secured by a 56.0 acre tract of its Katrina land parcel under its Las Colinas term loan in the amount of $2.7 million. ART received net cash of $2.6 million after the payment of various closing costs.

   In August 1999, the mortgage debt secured by ART's Mason/Goodrich land parcel was refinanced in the amount of $4.1 million. ART received net cash of $710,000 after paying off $1.8 million in mortgage debt secured by such land parcel, paying down by $1.0 million its mortgage debt secured by its Frisco Bridges land parcel and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $41,000 to BCM. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.75% per annum, requires monthly payments of interest only and matures in August 2000.

   Also in August 1999, ART financed its unencumbered Nashville land parcel, in the amount of $3.0 million. ART received net cash of $2.8 million after the payment of various closing cost. The mortgage bore interest at the maximum allowed rate and required the payment of principal and interest at maturity in January 2000. In February 2000, the property was refinanced in the amount of $10.0 million. ART received net cash of $7.0 million after paying off the mortgage debt of $2.0 million secured by such land parcel and the payment of various closing cost, including a mortgage brokerage and equity refinancing fee of $100,000 to BCM. The new mortgage bears interest at 15.5% per annum, requires monthly payments of interest only and matures March 2000. Negotiations are in process to further modify and extend this loan.

   Further in August 1999, ART sold a 2.1 acre tract of its Keller land parcel for $185,000. ART received net cash of $91,000 after paying down by $90,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $6,000 to Carmel. A gain of $158,000 was recognized on the sale.

   In September 1999, ART sold a 13.6 acre tract of its Frisco Bridges land parcel for $2.6 million. ART received no net cash after paying down by $2.1 million the mortgage debt secured by such land parcel and the funding of required escrows and the payment of various closing costs, including a real estate brokerage commission of $61,000 to Carmel. A gain of $403,000 was recognized on the sale.

   Also in September 1999, ART sold a 6.2 acre tract of its Plano Parkway land parcel for $900,000. ART received net cash of $208,000 after paying down by $650,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $27,000 to Carmel. A loss of $40,000 was recognized on the sale.

   Further in September 1999, ART sold four tracts totaling 185.6 acres of its Keller, Scout and Scoggins land parcels for $3.5 million. ART received net cash of $758,000 after paying down by $2.5 million the mortgage debt secured by such land parcels and the payment of various closing costs, including a real estate brokerage commission of $105,000 to Carmel. A gain of $1.8 million was recognized on the sale.

   In September 1999, ART sold a 1.3 acre tract of its Vista Ridge land parcel for $715,000. ART received net cash of $665,000 after the payment of various closing costs, including a real estate brokerage commission of $21,000 to Carmel. A gain of $538,000 was recognized on the sale.

   In October 1999, ART sold a 12.4 acre tract of its Frisco Bridges land parcel for $2.0 million. ART used the net cash received and an additional $875,000 to paydown by $1.9 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $61,000 to

Carmel. ART provided $814,000 in purchase money financing. The purchase money financing bore interest at 7.0% per annum. All principal and interest were received at maturity in December 1999. A gain of $15,000 was recognized on the sale.

   In November 1999, as discussed in "Mortgage Loans" below, NRLP obtained the Varner Road land, a 127.77 acre parcel of unimproved land in Riverside County, California, by accepting a deed in lieu of foreclosure. No loss was incurred as the fair market value of the property, less estimated costs of sale, exceed the carrying value of the mortgage notes receivable.

   In December 1999, ART sold a 103.7 acre tract of its McKinney Corners II land parcel and its entire Dowdy land parcel for a total of $7.2 million. ART used the net cash received and an additional $420,000 to paydown by $700,000 the mortgage debt secured by such land parcels, funding require escrows in the amount of $900,000 and the payment of various closing costs, including a real estate brokerage commission of $216,000 to Regis. ART provided $5.4 million in purchase money financing. The financing bears interest at 8.5% per annum, with principal and interest due at maturity in March 2000. A gain of $1.4 million was recognized on the sale.

   Also in December 1999, NRLP purchased the Woolley land, a .4179 acre parcel of unimproved land in Farmers Branch, Texas, for $205,000 in cash. A real estate brokerage commission of $6,000 was paid to Regis. The land is adjacent to the Centura Office Building.

   Further in December 1999, as discussed in "Mortgage Loans" below, NRLP obtained the Willow Springs land, a 1,485 acre parcel of unimproved land in Riverside County, California, by accepting a deed in lieu of foreclosure of the mortgage note receivable secured by the property. No loss was incurred as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage note.

   In December 1999, ART sold a 205.4 acre tract of its Yorktown land parcel for $2.7 million. ART received no net cash after paying down by $2.5 million the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $80,000 to Regis. A gain of $561,000 was recognized on the sale.

   In January 2000, ART sold a 1.1 acre tract of its Mason/Goodrich land parcel for $129,000. ART received no net cash after paying down by $116,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $4,000 to Regis. A gain will be recognized on the sale.

   Also in January 2000, ART sold a 2.6 acre tract of its Nashville land parcel for $405,000. ART received no net cash after paying down by $345,000 the mortgage debt secured by such land parcel and the payment of various closing costs, including a real estate brokerage commission of $12,000 to Regis. A gain will be recognized on the sale.

   Further in January 2000, ART sold its 420 acre Duchense Bad Lands land parcel for $43,000. ART received net cash of $42,000 after the payment of various closing costs, including a real estate brokerage commission of $1,000 to Regis. A gain will be recognized on the sale.

 Mortgage Loans

   In addition to real estate, a substantial portion of ART's assets have been and are expected to continue to be invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects that the percentage of ART's assets invested in mortgage loans will decline as it has determined that ART will no longer seek to fund or acquire new mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. Management intends to service and hold for investment the mortgage notes currently in the portfolio. Mortgage notes receivable consist of first, wraparound and junior mortgage loans.

   Types of Mortgage Activity. In addition to originating its own mortgage loans, ART has acquired existing mortgage loans either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services ART's mortgage notes receivable.

   Types of Properties Subject to Mortgages. The types of properties securing mortgage notes receivable at December 31, 1999, consisted of apartments, an office building, unimproved land and partnership interests. The type of properties subject to mortgages in which ART invests may be altered without a vote of stockholders.

   As of December 31, 1999, the obligors on $13.3 million or 32.5% of the mortgage notes receivable portfolio were affiliates of ART. Also at that date, $2.9 million or 7.1% of the mortgage notes receivable portfolio was nonperforming.

   The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 1999), by geographic region, of the commercial properties that serve as collateral for ART's mortgage notes receivable. Excluded are $24.8 million of mortgage notes secured by unimproved land and other security. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of ART's mortgage notes receivable portfolio.

                                                                      Commercial
      Region                                                          Properties
      ------                                                          ----------
      Midwest........................................................    23.4%
      Southeast......................................................    68.1
      Southwest......................................................     8.5
                                                                        -----
                                                                        100.0%
                                                                        =====

   A summary of the activity in the mortgage notes receivable portfolio during 1999 is as follows:

      Mortgage notes receivable at January 1, 1999.........................  26
      Loans funded.........................................................   9
      Loans collected in full.............................................. (11)
      Loans sold...........................................................  (1)
      Loans converted to property interest.................................  (2)
      Loans foreclosed.....................................................  (2)
                                                                            ---
      Mortgage notes receivable at December 31, 1999.......................  19
                                                                            ===

   During 1999, $5.7 million in interest was collected and $40.0 million in principal was collected on mortgage notes receivable.

   First Mortgage Loans. These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal or all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is ART's general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of ART's mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders.

   The following discussion briefly describes first mortgage loans funded in 1999, as well as events that affected previously funded first mortgage loans during 1999.

   In May 1999, a mortgage note receivable with a principal balance of $1.5 million was collected in full by NRLP. The cash received was applied to paydown a NRLP loan partially secured by the note.

   In December 1999, NRLP obtained financing in the amount of $5.0 million secured by five notes receivable with an aggregate principal balance of $9.6 million. NRLP received net cash of $4.9 million after the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $50,000 to BCM. The financing bears interest at 14.0% per annum, requires monthly payments of interest only and matures in December 2000.

   During 1998 and 1999, NRLP funded a total of $31.0 million of a $52.5 million loan commitment to Centura. The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, as discussed in "Real Estate," NRLP exercised its option contained in the loan agreement and obtained a combined 80.0% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. The $8.3 million balance of the note continued as a loan to Centura. Centura is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   During 1998 and 1999, NRLP funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan was secured by a 129.77 acre parcel of unimproved land in Riverside County, California and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and the borrower deeded the property to NRLP in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

   During the first and second quarters of 1998, NRLP funded a $356,000 loan to Ellis Development Company, Inc. The loan is secured by a 4.5 acre parcel of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest were due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and the maturity date was extended to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. In August 1999, the note was further extended to August 2000. All other terms of the loan remained unchanged.

   In June 1998, NRLP funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC Enterprises, Inc. ("JNC"). The loan is secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and has an extended maturity date of March 2000. All principal and interest are due at maturity. In July 1998, NRLP funded an additional $1.8 million, increasing the loan balance to $4.2 million. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August 1999, a paydown of $2.3 million was received. In September 1999, a paydown of $1.0 million was received. The loan had a principal balance of $1.6 million at December 31, 1999, and is cross-collateralized with the other JNC loans funded by NRLP.

   Also in June 1998, NRLP funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. The loan, including accrued but unpaid interest, was collected in full in January 2000.

   In March 1998, NRLP ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, NRLP began foreclosure proceedings. In March 1999, payment in full was received, including accrued but unpaid interest.

   In 1997 and 1998, NRLP funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. The loan was secured by 1,485 acres of unimproved land in Riverside County, California. In 1999, an additional $305,000 was funded, increasing the loan balance to $4.1 million. The loan matured in June 1999. The loan was not paid at maturity. The borrower deeded the collateral property to NRLP in December 1999 in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

   Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal. ART's policy is to make wraparound mortgage loans in amounts and on properties on which it would otherwise make a first mortgage loan.

   The following discussion briefly describes events that affected previously funded wraparound mortgage loans during 1999.

   At December 31, 1998, NRLP's one wraparound mortgage note receivable with a principal balance of $5.4 million and a net carrying value of $489,000 was in default. NRLP had been vigorously pursuing its rights regarding the loan to no avail. In December 1999, NRLP sold the note to BCM at its carrying value, retaining the right to receive any amounts collected by BCM in excess of the amount BCM paid for the note.

   Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

   The following discussion briefly describes junior mortgage loans funded in 1999, as well as events that affected previously funded junior mortgage loans during 1999.

   In January 1999, NRLP collected in full a mortgage note receivable with a principal balance of $350,000.

   In August 1999, NRLP funded a $2.6 million loan to JNC. The loan was subsequently split into two pieces. The loans are secured by second liens on a
3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bears interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. JNC used $2.3 million of the loan proceeds to paydown the Cuchara $4.2 million note receivable. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. Negotiations are in process to extend the remaining loan, which is cross-collateralized with the other JNC loans funded by NRLP.

   In October 1998, NRLP funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on 3.5 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in July 1999, prior to its maturity. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in March 1999, also prior to its maturity. The third loan, in the amount of $2.1 million, was to Frisco Panther Partners, Ltd., a JNC affiliate. The loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a $820,000 paydown was received on this loan. The loan originally matured in October 1999. At maturity, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by NRLP.

   In December 1998, NRLP funded $3.3 million of a $5.0 million loan commitment to JNC. In January 1999, a $1.3 million paydown was received on the loan and subsequently an additional $3.0 million was funded increasing the loan balance to $5.0 million. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas and a second lien on 91 acres of land in Collin County, Texas. At maturity in December 1999, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by NRLP.

   Other. In January and July 1999, NRLP collected a $1.7 million note receivable in full including a $400,000 participation fee.

   In September 1999, in conjunction with the sale of the Oakhollow Apartments and the Windridge Apartments in Austin, Texas, NRLP provided $2.1 million in purchase money financing secured by limited partnership interest in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0%, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received and matures in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests in the partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral and release one of the partnership interests, in exchange for an initial payment of $250,000 and executed deeds of trusts on certain properties, which was received. In addition, the borrower is to make a $1.1 million payment in April 2000. Upon receipt of the April 2000 payment, NRLP will return the deeds of trust and terminate the option agreement. The borrower will execute a replacement promissory note for the remaining note balance, estimated to be $1.0 million, which will be unsecured, non-interest bearing and mature in April 2003.

   In December 1999, a note with a principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. In exchange for extending the maturity date to April 2000, the interest rate was to 14.0% per annum. All other terms remained the same.

   In August 1998, NRLP funded a $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of land in Collin County, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. In January 1999, ART purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded an additional $6.0 million of its $125.0 million loan commitment to ART. A portion of the funds were used to payoff the $3.7 million loan to NRLP, including accrued but unpaid interest, paydown by $1.3 million another JNC loan and paydown by $820,000 the JNC Frisco Panther Partners Ltd. loan, discussed above.

   Also in August 1998, NRLP funded a $635,000 loan to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan matured in November 1998. All principal and interest were due at maturity. In November and December 1998, $250,000 was received in principal paydowns. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000.

   In July 1997, NRLP funded a $700,000 loan to an individual. In February 1998, an additional $40,000 was funded and the loan was modified, increasing the principal balance to $740,000. The loan was secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and had an extended maturity of September 1999. In November 1999, the note was collected in full, including accrued but unpaid interest.

   Related Party. In 1998 and 1999, GCLP funded $124.4 million of a $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP units of limited partner interest, the stock of NMC, the general partner of NRLP, 678,475 NRLP units of limited partner interest owned by BCM, and 283,034 NRLP units of limited partner interest owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, a total of $1.1 million in paydowns on the loan were made by ART to GCLP. GCLP is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   In December 1998, in connection with the Moorman litigation settlement, NMC, a wholly-owned subsidiary of ART and the general partner of NRLP, assumed responsibility for repayment to NRLP of the $12.2 million paid by NRLP to the Moorman Class Members and legal counsel. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. NRLP is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   In February 1999, a $5.0 million unsecured loan was funded by GCLP to One Realco Corporation, formerly Davister Corp., which at December 31, 1999, owned approximately 15.8% of the outstanding shares of ART's Common Stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. All accrued but unpaid interest was collected in March 2000 and the loan's maturity was extended to February 2002. All other terms of the loan remained unchanged. The loan is guaranteed by BCM.

   In 1998, NRLP funded a $1.8 million loan commitment to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from NRLP. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest were due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through February 2000, $50,000 had been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a director of NMC, the general partner of NRLP.

   Beginning in 1997 and through January 1999, NRLP funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received on the loan by NRLP, which was applied first to accrued interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a director of NMC, the general partner of NRLP.

   In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at a variable rate, currently 10.25% per annum, and matures in November 2001. All principal and interest are due at maturity.

   Beginning in April and through December 31, 1999, ART funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of Lordstown, L.P. and a profits interest in subsequent land sales. A corporation controlled by Richard
D. Morgan, is the general partner of Lordstown, L.P. In October 1999, Mr. Morgan was elected a director of NMC, the general partner of NRLP.

   Also, beginning in April through December 31, 1999, ART funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of 261, L.P. and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. In October 1999, Mr. Morgan was elected a director of NMC, the general partner of NRLP.

 Investments in Real Estate Investment Trusts and Real Estate Partnerships

   Real estate entities. ART's investment in real estate entities includes equity securities of two publicly traded Real Estate Investment Trusts, IORI and TCI, and interests in real estate joint venture partnerships. BCM, ART's advisor, also serves as advisor to IORI and TCI.

   Since acquiring its initial investments in the equity securities of IORI, TCI and NRLP in 1989, ART has made additional investments in the equity securities of these entities through private and open market purchases. The cost with respect to shares of IORI and TCI at December 31, 1999 totaled $24.1 million, and its cost with respect to units of limited partner interest in NRLP totaled $25.5 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of the equity securities of IORI and TCI was $39.8 million at December 31, 1999 and the aggregate market value of the equity securities of IORI and TCI was $44.6 million and $60.8 million for NRLP. The aggregate investee book value of the equity securities of IORI and TCI based upon the December 31, 1999 financial statements of each entity was $77.9 million. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   The Board of Directors has authorized the expenditure of up to an aggregate of $35.0 million to acquire, in open market purchases, units of NRLP and shares of IORI and TCI, excluding private purchase transactions which were separately authorized. As of December 31, 1999, ART had expended $6.3 million to acquire units of NRLP and an aggregate of $8.0 million to acquire shares of IORI and TCI, in open market purchases, in accordance with these authorizations. ART expects to make additional investments in the equity securities of IORI and TCI.

   The equity securities of IORI, TCI and NRLP were purchased for the purpose of investment based principally on the opinion of management that the equity securities of each were and are currently undervalued. The determination to purchase additional equity securities of IORI and TCI will be made on an entity-by-entity basis and will depend on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of management regarding the relative attractiveness of alternative investment opportunities. Substantially all of the equity securities of IORI, TCI and NRLP are pledged as collateral for borrowings.

   Pertinent information regarding ART's investment in the equity securities of the IORI and TCI at December 31, 1999, is summarized below (dollars in thousands):

                               Percentage                          Equivalent
                                of ART's       Carrying Value     Investee Book    Market Value of
                              Ownership at    of Investment at      Value at        Investment at
           Investee         December 31, 1999 December 31, 1999 December 31, 1999 December 31, 1999
           --------         ----------------- ----------------- ----------------- -----------------
   IORI....................       30.4%           $  3,434          $  7,293          $  2,614
   TCI.....................       39.2              36,364            70,560            41,988

   Each of IORI and TCI owns a considerable amount of real estate, much of which, has been held for many years. Because of depreciation, these entities may earn substantial amounts in periods in which they sell real estate and will probably incur losses in periods in which they do not. ART's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

   ART does not have a controlling equity interest in either of IORI or TCI and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of either of them. However, due to ART's equity investments in, and the existence of common officers with, each of IORI and TCI and that IORI and TCI have the same advisor as ART and that Karl L. Blaha, a Director and President of ART, is also the President of IORI, TCI and BCM, ART's advisor, ART may be considered to have the ability to exercise significant influence over the operating and investing policies of IORI and TCI. ART accounts for its investment in IORI and TCI using the equity method. Under the equity method, ART recognizes its proportionate share of the income or loss from the operations of IORI and TCI currently, rather than when realized through dividends or on sale. ART discontinued accounting for its investment in NRLP under the equity method as of December 31, 1998, due to the election of NMC, a wholly-owned subsidiary of ART, as general partner of NRLP and NOLP. Since December 31, 1998, the accounts and operations of NRLP have been consolidated with those of ART. The carrying value of ART's investment in IORI and TCI, as set forth in the table above, is the original cost of each such investment adjusted for ART's proportionate share of each of IORI's and TCI's income or loss and distributions received.

   The following is a summary description of each of IORI and TCI based upon information publicly reported by each entity.

   IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984 as a California business trust and commenced operations on April 10, 1985. IORI's business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties (office buildings) in the Pacific, Southeast and Southwest regions of the continental United States. At December 31, 1999, IORI owned 14 income producing properties located in three states. These properties consisted of five apartments comprising 934 units and nine office buildings with an aggregate of 596,059 sq. ft.

   IORI reported a net income of $1.3 million in 1999 as compared to a net loss of $679,000 in 1998. IORI's net income in 1999, is attributable to $1.5 million of gains on sale of real estate. IORI had $180,000 of gains on sale of real estate in 1998. IORI's cash flow from property operations increased to $9.7 million in 1999 from $7.9 million in 1998. At December 31, 1999, IORI had total assets of $91.2 million, which consisted of $86.5 million in real estate held for investment, $3.9 million in investments in partnerships and other assets and $722,000 in cash and cash equivalents.

   IORI has paid quarterly dividends since the first quarter of 1993. ART received a total of $269,000 in dividends from IORI in 1999.

   TCI. TCI is a Nevada corporation which was originally organized on September 6, 1983, as a California business trust, and commenced operations on January 31, 1984. On September 25, 1998, TCI and Continental Mortgage and Equity Trust ("CMET"), both, at the time, equity investees of ART, jointly announced the agreement of their respective Boards for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transaction. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its common stock for each outstanding CMET share.

   TCI has investment policies similar to those of IORI. TCI holds equity investments in apartments, commercial properties (office buildings, industrial warehouses and shopping centers) and hotels throughout the continental United States with a concentration in the Southeast and Southwest regions. At December 31, 1999, TCI owned 123 income producing properties located in 16 states. These properties consisted of 69 apartments comprising 11,232 units, 30 office buildings with an aggregate of 3.8 million sq. ft., 14 industrial warehouses with an aggregate of 2.2 million sq. ft., six shopping centers with an aggregate of 622,661 sq. ft., a fitness club with 56,532 sq. ft. and four hotels with a total of 209 rooms. TCI also holds mortgage notes receivable secured by real estate located in the Southeast and Southwest regions of the continental United States.

   TCI reported net income of $30.2 million in 1999 as compared to net income of $6.9 million in 1998. TCI's net income for 1999 included gains on the sale of real estate of $40.5 million whereas its net income for 1998 included gains on the sale of real estate of $12.9 million. TCI's cash flow from property operations increased to $37.2 million in 1999 from $29.8 million in 1998. At December 31, 1999, TCI had total assets of $714.2 million, which consisted of $599.7 million in real estate held for investment, $1.8 million in real estate held for sale, $2.3 million in investments in real estate entities, $11.5 million in notes and interest receivable, $57.6 million in investments in marketable equity securities and other assets and $41.3 million in cash and cash equivalents. At December 31, 1999, TCI owned 345,728 shares of IORI's common stock, approximately 22.6% of the shares then outstanding.

   TCI has paid quarterly dividends since the fourth quarter of 1995. In 1999, ART received a total of $1.7 million in dividends from TCI.

   Elm Fork, L.P. In September 1997, a limited partnership, of which ART is the 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. ART contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. In September 1997, the partnership obtained financing of $6.5 million secured by the land. The net financing proceeds were distributed to the partners and ART received a return of $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return before any sharing of partnership profits occurs. At December 31, 1999, all 422.4 acres remained to be sold.

ITEM 3. LEGAL PROCEEDINGS

   ART is involved in various lawsuits arising in the ordinary course of business. In the opinion of ART's management the outcome of these lawsuits will not have a material impact on ART's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   ART's Common Stock is traded on the New York Stock Exchange using the symbol "ARB". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

      Quarter Ended                                              High     Low
      -------------                                            -------- --------
      March 31, 2000 (through March 3, 2000).................. $17 1/2  $16 3/4

      March 31, 1999..........................................  17 3/8   15 1/2
      June 30, 1999...........................................  16 3/4   15 7/16
      September 30, 1999......................................  16 1/8   14 7/8
      December 31, 1999.......................................  17 5/8   16 1/8

      March 31, 1998..........................................  15       14
      June 30, 1998...........................................  15 1/16  14 1/4
      September 30, 1998......................................  16 1/4   13 7/8
      December 31, 1998.......................................  16 3/8   14 3/4

   As of March 3, 2000, the closing market price of ART's Common Stock on the New York Stock Exchange was $17.125 per share.

   As of March 3, 2000, ART's Common Stock was held by 1,523 stockholders of record.

   During the second quarter of 1999, ART's Board of Directors established a policy that dividend declarations on ART's Common Stock would be determined on an annual basis following the end of each year. Previously,

ART had declared and paid dividends on a quarterly basis. Future distributions to Common stockholders will be dependent upon ART's realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

   Quarterly dividends declared in 1999 and 1998 were as follows:

                                                                     Amount
        Date Declared        Record Date          Payment Date      Per Share
      -----------------   ------------------   ------------------   ---------
      March 4, 1999       March 22, 1999       April 5, 1999          $.05

      March 5, 1998       March 16, 1998       March 31, 1998         $.05
      May 27, 1998        June 4, 1998         June 19, 1998           .05
      August 28, 1998     September 15, 1998   September 30, 1998      .05
      December 10, 1998   December 21, 1998    January 4, 1999         .05

   ART reported to the Internal Revenue Service that 100% of the dividends paid in 1999 and 1998 represented a return of capital.

   In June 1996, ART filed Articles of Amendment to its Articles of Incorporation creating and designating a Series C 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series C Preferred Stock consisted of a maximum of 16,681 shares. In November 1998, the 16,681 outstanding shares of Series C Preferred Stock then outstanding, were redeemed at their liquidation preference of $100.00 per share plus accrued and unpaid dividends. On January 11, 1999, ART filed Articles of Amendment to its Articles of Incorporation reducing the number of shares of Series C Preferred Stock to zero and eliminating such designation.

   In August 1996, ART filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series D 9.50% Cumulative Preferred Stock, par value of $2.00 per share, with a liquidation preference of $20.00 per share. The Series D Preferred Stock consists of a maximum of 91,000 shares, none of which were outstanding at December 31, 1999. Dividends are payable at the rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable.

   In December 1996, ART filed Articles of Amendment to its Articles of Incorporation, creating and designating a Series E 10% Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series E Preferred Stock consists of a maximum of 80,000 shares, none of which were outstanding at December 31, 1999. Dividends are payable at the rate of $11.00 per year or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, ART reached agreement with the Class A unitholders to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, an additional one million units were purchased in January 2000 and ART has committed to purchase an additional two million units in each of May 2001 and May 2002.

   In August 1997, ART filed Articles of Amendment to its Articles of Incorporation creating and designating a Series F Cumulative Convertible Preferred Stock, par value $2.00 per share, with a liquidation preference of $10.00 per share. In October 1998, ART filed Articles of Amendment to its Articles of Incorporation increasing the number of authorized shares of Series F Preferred Stock to 15,000,000. At December 31, 1999, 2,600,000 shares were outstanding and 1,963,746 shares were reserved for issuance as future consideration in various business transactions. Dividends are payable at the rate of $1.00 per share or $.25 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of ART at 90% of the average daily closing price of ART's Common Stock for the prior 20 trading days.

   In September 1997, ART filed Articles of Amendment to its Articles of Incorporation creating and designating a Series G 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $100.00 per share. The Series G Preferred Stock consists of a maximum of 11,000 shares, none of which were outstanding at December 31, 1999. Dividends were payable at the rate of $10.00 per year or $2.50 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. 10,000 shares of the Series G Preferred Stock were reserved for the conversion of the Class A limited partner units of Grapevine American, L.P. In October 1999, ART reached agreement with the Class A unitholders to acquire their 1.1 million Class A units for $935,000 plus interest in four equal monthly installments of $241,250, starting in November 1999. In December 1999, ART agreed to redeem the 1,000 shares of Series G Preferred Stock then outstanding at their liquidation preference of $100.00 per share plus accrued but unpaid dividends. On February 29, 2000, ART filed Articles of amendment to its Articles of Incorporation reducing the number of shares of Series G Preferred Stock to zero and eliminating such designation.

   In June 1998, ART filed Articles of Amendment to its Articles of Incorporation creating and designating a Series H 10% Cumulative Convertible Preferred Stock; par value $2.00 per share, with a liquidation preference of $10.00 per share. The Series H Preferred Stock consists of a maximum of 231,750 shares, none of which were outstanding at December 31, 1999. Dividends are payable quarterly at the rate of $.80 from July 1, 1999 through June 30, 2000, $.90 per year from July 1, 2000 through June 30, 2001 and $.10 per year July 1, 2001 and thereafter, to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock. The Series H Preferred Stock may be converted into 25,000 shares of ART's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 2002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of ART's Common Stock for the prior 20 trading days.

   In January 2000, ART filed Articles of Amendment to its Articles of Incorporation creating and designating a Series I 6% Cumulative Preferred Stock; par value $2.00 per share, with a liquidation preference of $10.00 per share. The Series I Preferred Stock consists of a maximum of 500,000 shares. Dividends are payable quarterly at the rate of $.60 per year or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
EARNINGS DATA
Revenue.................  $   193,980  $    87,086  $    57,031  $    41,522  $    22,952
Expense.................      324,789      165,111       90,252       52,601       28,314
                          -----------  -----------  -----------  -----------  -----------
(Loss) from operations..     (130,809)     (78,025)     (33,221)     (11,079)      (5,362)
Equity in income (loss)
 of investees...........       11,847       37,966       10,497        1,485         (851)
Gain on sale of real
 estate.................      129,260       17,254       20,296        3,659        2,594
                          -----------  -----------  -----------  -----------  -----------
Income (loss) before
 extraordinary gain.....       10,298      (22,805)      (2,428)      (5,935)      (3,619)
Extraordinary gain......          --           --           --           381          783
                          -----------  -----------  -----------  -----------  -----------
Net income (loss).......       10,298      (22,805)      (2,428)      (5,554)      (2,836)
Preferred dividend
 requirement............       (2,281)      (1,177)        (206)        (113)         --
                          -----------  -----------  -----------  -----------  -----------
Income (loss) applicable
 to Common shares.......  $     8,017  $   (23,982) $    (2,634) $    (5,667) $    (2,836)
                          ===========  ===========  ===========  ===========  ===========
PER SHARE DATA
(Loss) before
 extraordinary gain.....  $       .75  $     (2.24) $      (.22) $      (.46) $      (.31)
Extraordinary gain......          --           --           --           .03          .07
                          -----------  -----------  -----------  -----------  -----------
Net income (loss)
 applicable to Common
 shares.................  $       .75  $     (2.24) $      (.22) $      (.43) $      (.24)
                          ===========  ===========  ===========  ===========  ===========
Dividends per Common
 share..................  $       .05  $       .20  $       .20  $       .15  $       --
Weighted average shares
 outstanding............   10,759,416   10,695,388   11,710,013   12,765,082   11,716,656

                                                 December 31,
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
                                   (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........  $    38,604  $    52,053  $    25,526  $    48,485  $    49,741
Real estate, net........      771,630      734,907      302,453      119,035       59,424
Total assets............      919,546      918,605      433,799      239,783      162,033
Notes and interest
 payable................      706,196      768,272      261,986      127,863       61,163
Margin borrowings.......       33,264       35,773       53,376       40,044       34,017
Stockholders' equity....       46,266       38,272       63,453       47,786       53,058
Book value per share....  $      1.92  $       .44  $      3.53  $      3.74  $      4.53

   Shares and per share data have been adjusted for the two-for-one Common Stock splits effected January 2, 1996 and February 17, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

   Effective December 18, 1998, NMC, a wholly-owned subsidiary of ART, was elected general partner of NRLP and NOLP. NRLP is a publicly traded master limited partnership. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. In November 1992, NRLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to GCLP, a Delaware limited partnership. NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP. The general partner and owner of a .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is GNRI, a wholly-owned subsidiary of ART. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method, as of December 31, 1998, upon the election of NMC as general partner of NRLP, ART began consolidation of NRLP's accounts and has consolidated its operations subsequent to that date.

   Until December 18, 1998, the general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP was Syntek Asset Management, L.P. ("SAMLP"), a Delaware limited partnership, of which ART is a 96% limited partner. With its election as general partner, NMC succeeded to SAMLP's 1% beneficial interest in each of NRLP and NOLP. NMC also assumed liability for SAMLP's note for its capital contribution to NRLP.

   Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, ART and NRLP jointly announced the agreement of their respective Boards to combine, in a tax free exchange, the two entities under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). Under the proposal, ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each NRLP unit held. ART stockholders will receive .91 shares of ARI common stock for each share of ART Common Stock held. ART Preferred Stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's Preferred Stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of stockholders holding a majority of ART's outstanding shares of Common and Preferred Stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding units of NRLP and BCM owned approximately 12.4% of the outstanding units of NRLP and 56.9% of the outstanding shares of ART's Common Stock. At special meetings held on March 21, 2000, the ART stockholders and NRLP unitholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000. For accounting purposes, the merger will be treated as a purchase by ART of NRLP.

Liquidity and Capital Resources

   General. Cash and cash equivalents at December 31, 1999 totaled $2.5 million, compared with $11.5 million at December 31, 1998. Although ART anticipates that during 2000 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore again rely on externally generated funds, including aggressive land sales, selected income producing property sales, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

   Notes payable totaling $196.9 million are scheduled to mature during 2000. During the first quarter of 2000, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $17.6 million of the debt scheduled to mature in 2000. See NOTE 5. "REAL ESTATE,"
NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 21. "SUBSEQUENT EVENTS."

   ART expects an increase in cash from property operations in 2000. The increase is expected to be derived from a full year of operations of the office building that it purchased in 1999 as well as from the two office building's construction of which was completed in 1999. It is also expecting substantial land sales and selected property sales to generate additional cash.

   Net cash from operating activities improved to a deficit of $19.6 million in 1999 from a deficit of $23.0 million in 1998. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

   Net cash from pizza operations (sales less cost of sales) increased to $4.3 million in 1999 from $2.4 million in 1998. The increase was due to a decline in cheese prices from the record highs of 1998 to historical levels in 1999.

   Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $53.8 million in 1999 from $21.5 million in 1998. This increase was primarily attributable to the consolidation of NRLP's operations subsequent to December 31, 1998.

   Interest collected increased to $5.7 million in 1999 from $188,000 in 1998. The increase was attributable to the consolidation of NRLP's operations subsequent to December 31, 1998. NRLP had done significant lending in 1998 and 1999.

   Interest paid increased to $73.0 million in 1999 from $34.1 million in 1998. The consolidation of NRLP's operations increased interest paid by $24.9 million and the remainder of the increase was due to the Encino Office Building purchased in May 1999, 36 apartments and land purchased by ART in 1998 and 1999 on a leveraged basis.

   Advisory fees paid increased to $5.5 million in 1999 from $3.8 million in 1998. The increase was due to an increase in ART's gross assets, the basis for such fee.

   General and administrative expenses paid increased to $16.6 million in 1999 from $8.5 million in 1998. The increase was primarily attributable to the consolidation of NRLP's operations subsequent to December 31, 1998.

   Other cash from operating activities increased to $13.4 million in 1999 from a use of $5.5 million in 1998. The increase was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

   Distributions from equity investees' decreased to $3.5 million in 1999 from $10.3 million in 1998. The decrease was due to the consolidation of NRLP's operations subsequent to December 31, 1998.

   Distributions to minority interest holders increased to $6.8 million in 1999 from $3.2 million in 1998. The increase was due to the consolidation of NRLP. These distributions represent returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE 2. "NRLP MANAGEMENT CORP.," NOTE 5. "REAL ESTATE" and NOTE 11. "PREFERRED STOCK."

   Net cash of $1.7 million in 1999 was received from marketable securities trading activities and $2.2 million in 1998 was used in marketable equity securities trading activities. See NOTE 7. "MARKETABLE EQUITY SECURITIES-- TRADING PORTFOLIO."

   In 1999, ART sold a total of 1,041.8 acres of land in Collin County, Carrollton, Irving, Tarrant County, Harris County, and Plano, Texas, Palm Desert, California in 22 separate transactions for a total of $103.3 million. ART received net cash of $50.4 million, after paying off or paying down $39.6 million in mortgage debt secured by such land parcels. In 1999, NRLP also sold 14 apartments and one parcel of unimproved land, for a total of $184.5 million, receiving net cash of $46.9 million after the payoff or assumption by the purchaser of mortgage debt and providing purchase money financing.

   In 1999, ART purchased a total of 746.7 acres of land in Riverside, California and Collin County, Irving, Tarrant County, and Allen, Texas, for a total of $109.0 million. ART paid $38.9 million in cash and obtained mortgage or seller financing of $21.5 million. NRLP purchased an office building, a ground lease and three parcels of unimproved land for a total of $8.9 million, paying $5.9 million in cash and obtaining mortgage financing or assuming loans for the remainder of purchase prices.

   ART expects that funds from existing cash resources, aggressive sales of land and selected income producing property sales, refinancing of real estate, and borrowings against its real estate and marketable equity securities will be sufficient to meet the cash requirements associated with ART's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that ART's liquidity permits or financing sources are available, ART will make investments in real estate, primarily investments in improved and unimproved land, continue making investments in real estate entities and marketable equity securities, and develop and construct income producing properties.

   ART expects that it will be necessary for it to sell $147.5 million, $35.1 million and $7.8 million of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ART, if it was not able to extend such debt, would either sell other of its assets to pay the debt or return the property to the lender.

   Loans Payable. ART has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings totaled $33.3 million (approximately 32% of market value) at December 31, 1999, compared to $35.8 million at December 31, 1998. See NOTE 9. "MARGIN BORROWINGS."

   In 1998 and 1999, ART borrowed a total of $124.4 million of a $125.0 million line of credit from GCLP, a partnership controlled by NRLP. ART received fundings of a total of $51.0 million in 1998 and the remaining $73.4 million in 1999. The line of credit is secured by second liens on six ART properties in Minnesota, Mississippi and Texas, the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP units of limited partner interest, by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12% per annum, requires monthly interest only payments and matures in November 2003. ART consolidates the accounts of NRLP and GCLP, and ART's obligations under the line of credit is eliminated in consolidation. See Note 2. "NRLP Management Corp."

   Equity Investments. During the fourth quarter of 1988, ART began purchasing shares of CMET, IORI and TCI which had, at the time, the same advisor as ART, and units of limited partner interest in NRLP. On November 30, 1999, TCI and CMET, both equity investees of ART, completed their merger. TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its common stock for each outstanding CMET share. It is anticipated that additional equity securities of IORI and TCI will be acquired in the future through open-market and negotiated transactions to the extent ART's liquidity permits.

   Equity securities of IORI, TCI and NRLP held by ART may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, ART may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one year period after they are acquired. Such restrictions may reduce ART's ability to realize the full fair market value of such investments if ART attempted to dispose of such securities in a short period of time.

   ART's cash flow from these investments is dependent on the ability of each of IORI and TCI to make distributions. In 1999, ART received total distributions from CMET, IORI and TCI of $3.5 million. ART anticipates receiving distributions totaling $4.0 million from IORI and TCI in 2000.

   In 1999, Art paid dividends to its Common stockholders totaling $532,000 or $.05 per share and dividends to its Preferred stockholders totaling $2.3 million. In 1998, ART paid dividends to its Common stockholders totaling $2.3 million or $.20 per share and dividends to its Preferred stockholders totaling $1.2 million. See NOTE 10. "DIVIDENDS."

   Management reviews the carrying values of ART's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

   Commitments. In October 1999, ART reached agreement with Valley Ranch, L.P. Class A unitholders to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased and an additional one million units were purchased in January 2000 and ART has committed to purchase an additional two million units in each of May 2001 and May 2002.

Results of Operations

   1999 Compared to 1998. ART reported net income of $10.3 million in 1999 compared to a net loss of $22.8 million in 1998. ART's net income in 1999 included gains on the sale of real estate of $129.3 million compared to gains on the sale of real estate of $17.3 million in 1998. The primary factors contributing to ART's net income are discussed in the following paragraphs.

   Sales and cost of sales were $30.8 million and $26.3 million in 1999 and $28.9 million and $24.8 million, in 1998. These items of revenue and cost relate to PWSI's pizza parlor operations. PWSI experienced higher profit margins in 1999 due to lower pizza ingredient costs, primarily cheese. Cheese prices had reached historic highs in 1998.

   Rents increased to $157.6 million in 1999 from $63.5 million in 1998. Rent from commercial properties increased to $30.2 million in 1999 from $16.5 million in 1998, rent from hotels decreased to $31.6 million in 1999 from $32.2 million in 1998 and rent from apartments increased to $93.9 million in 1999 from $14.2 million in 1998. The increase in rent from commercial properties was primarily attributable to the consolidation of NRLP's operations subsequent to December 31, 1998 and the acquisition of the Encino Office Building in May 1999. The increase in apartment rent was due to the 36 apartments acquired by ART in 1998 and the consolidation of NRLP's operations subsequent to December 31, 1998. Rents are expected to decrease in 2000 as a result of 14 apartments being sold in 1999 and additional apartment sales in the first quarter of 2000.

   Property operations expense increased to $106.6 million in 1999 from $49.2 million in 1998. Property operations expense for commercial properties increased to $16.5 million in 1999 from $9.7 million in 1998, for hotels such expense decreased to $24.2 million in 1999 from $24.4 million in 1998, for land it increased to $9.0 million in 1999 from $6.3 million in 1998 and for apartments to $56.4 million in 1999 from $8.8 million in 1998. The increase in commercial property operations expense was primarily due to the consolidation of NRLP's operations subsequent to December 31, 1998, the acquisitions of 16 land parcels in 1998, the Encino Office Building in 1999, and eight land parcels in 1999. The increase in apartment property operations expense was primarily due to the acquisition of 36 apartments by ART in 1998 and the consolidation of NRLP's operations subsequent to December 31, 1998. Property operations expense is expected to decrease in 2000 as a result of 14 apartments being sold in 1999 and additional apartment sales in the first quarter of 2000.

   Interest income increased to $6.4 million in 1999 from $188,000 in 1998. The increase was attributable to the consolidation of NRLP's operations subsequent to December 31, 1998. NRLP originated and funded loans of $41.2 million in 1999 and $47.7 million in 1998. Interest income in 2000 is expected to approximate 1999.

   Other income improved to a loss of $846,000 in 1999 from a loss of $5.5 million in 1998. This improvement was due to recognizing an unrealized loss on marketable equity securities of $1.9 million in 1999, compared to an unrealized loss of $6.1 million recognized in 1998. Also contributing to the improvement was a decrease in net losses on sales of marketable equity securities of $67,000.

   Interest expense increased to $91.7 million in 1999 from $51.6 million in 1998. Of this increase, $6.0 million was due to 16 land parcels purchased in 1998, $5.1 million was due to eight land parcels purchased in 1999 and the remainder was due to the consolidation of NRLP's operations subsequent to December 31, 1998. Interest expense is expected to decline in 2000 due to significant land sales anticipated in 2000 and apartment sales in the first quarter and remainder of 2000.

   Advisory fees increased to $5.5 million in 1999 from $3.8 million in 1998. The increase was attributable to the increase in ART's gross assets, the basis for such fee. Such fee will increase in 2000 with the merger of ART and NRLP. NRLP's gross assets were not included in the calculation of the advisory fee in 1999.

   General and administrative expenses increased to $17.1 million in 1999 from $8.5 million in 1998. The increase was primarily attributable to the general and administrative expenses of NRLP. The operations of NRLP were consolidated subsequent to December 31, 1998. General and administrative expenses in 2000 are expected to approximate 1999.

   Depreciation and amortization increased to $17.4 million in 1999 from $7.0 million in 1998. The increase was due to the consolidation of NRLP's operations subsequent to December 31, 1998 and the acquisition of Encino Office Building in 1999.

   In the third and fourth quarter of 1999, a provisions for loss of $2.1 million and $1.0 million recognized, respectively. Such loss relates to the relinquishment by ART of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana. In the third and fourth quarters of 1998, provisions for loss of $3.0 million and $916,000 respectively, were recorded to write down the Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write downs were necessitated by an increase in the acreage designated as flood plain.

   In December 1998, upon the election of NMC, a wholly-owned subsidiary of ART, as general partner of NRLP, NMC assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations. See NOTE 2. "NRLP MANAGEMENT CORP."

   Minority interest increased to $56.7 million in 1999 from $3.2 million in 1998. Minority interest is the earnings attributable to limited partners, other than ART, of certain controlled limited partnerships. Minority interest in 1998 and 1999 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 1999, minority interest includes, in addition to the preferred returns discussed above, $55.7 million of earnings attributable to the limited partners in NRLP. The operations of NRLP were consolidated subsequent to December 31, 1998. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method. Minority interest in 2000 should return to the 1998 level with the merger of ART and NRLP, discussed above. See NOTE 2. "NRLP MANAGEMENT CORP."

   Equity in income of investees decreased to $11.8 million in 1999 from $38.0 million in 1998. A decrease in equity income of $31.3 million was attributable to the consolidation of the operations of NRLP subsequent to December 31, 1998. Equity investees reported gains on sale of real estate in 1999 totaling $41.8 million of which ART's equity share of such gains was $17.4 million. This decrease was offset by decreased operating losses totaling $7.7 million in IORI, of which ART's equity share of equity investees' net operating losses was $5.5 million. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Gains on sale of real estate increased to $129.3 million in 1999 from $17.3 million in 1998. In 1999, gains of $100.3 million were recognized on the sale of 14 apartments, Olde Town; Sante Fe; Mesa Ridge; Horizon East; Lantern Ridge; Barcelona; Country Place; Lake Nora; Fox Club; Oak Hollow; Windridge; Tanglewood; Edgewater Garden; Bavarian Woods; Manchester Commons; $9.2 million on the sale of the Continental Hotel and Casino; $5.0 million on the sale of seven tracts totaling 46.9 acres of Plano Parkway land; $432,000 on the sale of 9.9 acres of Mason/Goodrich land; $4.3 million on the sale of four tracts totaling 302.4 acres of McKinney Corners II , McKinney Corners IV and Dowdy land; $979,000 on the sale of 13.0 acres of Rasor land; $2.0 million on the sale of three tracts totaling 23.0 acres of Vista Ridge land; $4.6 million on the sale of four tracts totaling 103.6 acres of Frisco Bridges land; $23,000 on the sale of .13 acres of JHL Connell land; $128,000 on the sale of 1.4 acres of Valley Ranch land; $180,000 on the sale of Sun City lots; $186,000 on the sale of 121.2 acres of Katrina land; $2.0 million on the sale of five tracts totaling 187.7 acres of Keller, Scout and Scoggins land; and $561,000 on the sale of 205.4 acres of Yorktown land. In 1999, losses of $545,000 were recognized, a $505,000 on the sale of Stone Meadows land and $40,000 on the sale of 6.2 acres of Plano Parkway land.

   In 1998, ART recognized gains of $663,000 on the sale of three tracts totaling 78.5 acres of its Valley Ranch land; $1.9 million on its Lewisville land; $714,000 on a 21.3 acre tract of its Parkfield land; $848,000 on a 21.6 acre tract of its Chase Oaks land; $789,000 on a 150.0 acre tract of its Rasor land; $3.9 million on its Palm Desert land; $869,000 on a 2.5 acre tract of its Las Colinas I land; $898,000 on its Kamperman land; $3.4 million on its final 10.5 acre tract of BP Las Colinas land; $409,000 on a 1.1 acre tract of its Santa Clarita land; $2.6 million on a 20.8 acre tract of its Mason Goodrich land; and ART recognized a $179,000 previously deferred gain on a sale of its Valley Ranch land in 1997.

   1998 Compared to 1997. ART reported a net loss of $22.8 million in 1998 as compared to a net loss of $2.4 million in 1997. ART's net loss in 1998 included gains on the sale of real estate of $17.3 million compared to gains on the sale of real estate of $20.3 million in 1997. The primary factors contributing to ART's net loss are discussed in the following paragraphs.

   Sales and cost of sales were $28.9 million and $24.8 million in 1998 and $25.0 million and $20.0 million, in 1997. These items of revenue and cost relate to PWSI's pizza parlor operations. PWSI experienced lower profit margins in 1998 due to higher labor and pizza ingredient costs, primarily cheese, the cost of which reached historic highs in 1998.

   Rents increased to $63.5 million in 1998 from $29.1 million in 1997. Rent from commercial properties increased to $16.5 million in 1998 from $13.9 million in 1997, rent from hotels increased to $32.2 million in 1998 from $14.9 million in 1997 and rent from apartments was $14.2 million in 1998. The increase in rent from hotels was primarily attributable to a full year of operations of the five hotels acquired in 1997, the increase in rent from commercial properties was primarily attributable to a full year of operations of the two shopping centers acquired in 1997 and apartment rent was due to the 36 apartments acquired in 1998. ART owned no apartments in 1997.

   Property operations expense increased to $49.2 million in 1998 from $24.2 million in 1997. Property operations expense for commercial properties of $9.7 million in 1998 approximated the $10.0 million in 1997, for hotels such expense increased to $24.4 million in 1998 from $11.2 million in 1997, for land it increased to $6.3 million in 1998 from $3.0 million in 1997 and for apartments was $8.8 million in 1998. The increase in hotel property operations expense was primarily due to a full year of operations of the five hotels acquired in 1997, the increase for land was primarily due to the 16 land parcels acquired in 1998. Property operations expense for apartments was due to the 36 apartments acquired in 1998. ART owned no apartments in 1997.

   Interest income decreased to $188,000 in 1998 from $2.8 million in 1997. The decrease was attributable to the sale of two notes receivable and the foreclosure of the collateral securing a third note receivable in 1997 and the foreclosure of the collateral securing a wraparound mortgage note receivable in 1998.

   Other income declined to a loss of $5.5 million in 1998 from income of $168,000 in 1997. This decline was due to recognizing an unrealized loss on marketable equity securities of $6.1 million in 1998, compared to an unrealized loss of $850,000 in 1997. Also contributing to the decline was a decrease in dividend income and net gains on sales of marketable equity securities of $15,000 and $260,000, respectively.

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

   Advisory fees increased to $3.8 million in 1998 from $2.7 million in 1997. The increase was attributable to an increase in ART's gross assets, the basis for such fee.

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

   In the third and fourth quarters of 1998, provisions for loss of $3.0 million and $916,000 respectively, were recorded to write down ART's Valley Ranch land parcel to its estimated realizable value less estimated costs of sale. Such write downs were necessitated by an increase in the acreage designated as flood plain. ART recorded no such provision in 1997.

   In December 1998, upon the election of NMC, a wholly-owned subsidiary of ART, as general partner of NRLP, NMC assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations. See NOTE 2. "NRLP MANAGEMENT CORP."

   Minority interest increased to $3.2 million in 1998 from $1.9 million in 1997. Minority interest is the earnings attributable to limited partners of certain controlled limited partnerships. Minority interest in 1997 was attributable to the preferred returns on limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P. In 1998, preferred returns paid on limited partner units for ART Florida Portfolio III and ART Palm, L.L.C. also were included.

   Equity in income of investees increased to $38.0 million in 1998 from $10.5 million in 1997. The increase in equity income was attributable to an increase totaling $55.2 million in gains on sale of real estate in IORI, NRLP and TCI offset in part by a decrease of $1.2 million in CMET. ART's equity share of such gains was $33.3 million. This net increase was offset by decreased operating income totaling $7.5 million in IORI, NRLP and CMET offset in part by an increase in operating income of $3.1 million in TCI. ART's equity share of equity investees' net operating losses was $6.9 million.

   Gains on sale of real estate decreased to $17.3 million in 1998 from $20.3 million in 1997. In 1998, ART recognized gains of $663,000 on the sale of three tracts totaling 78.5 acres of its Valley Ranch land; $1.9 million on its Lewisville land; $714,000 on a 21.3 acre tract of its Parkfield land; $848,000 on a 21.6 acre tract of its Chase Oaks land; $789,000 on a 150.0 acre tract of its Rasor land; $3.9 million on its Palm Desert land; $869,000 on a 2.5 acre tract of its Las Colinas I land; $898,000 on its Kamperman land; $3.4 million on its final 10.5 acre tract of BP Las Colinas land; $409,000 on a 1.1 acre tract of its Santa Clarita land; $2.6 million on a 20.8 acre tract of its Mason Goodrich land; and ART recognized a $179,000 previously deferred gain on a sale of its Valley Ranch land in 1997.

   In 1997, ART recognized gains of $5.9 million on the sale of a 49.7 acre tract of BP Las Colinas land in Las Colinas, Texas; $3.5 million on the sale of tracts totaling 116.8 acres of Valley Ranch land in Irving, Texas; $2.7 million on the sale of a 12.5 acre tract of Las Colinas I land in Las Colinas, Texas; $3.6 million on the sale of Pin Oak land in Houston, Texas; $216,000 on the sale of a 99.7 acre tract of Kamperman land in Collin County, Texas; $371,000 on the sale of a 32.0 acre tract of Parkfield land in Denver, Colorado; $211,000 on the sale of a 86.5 acre tract of Rasor land in Plano, Texas; $106,000 on the sale of Park Plaza Shopping Center in Manitowoc, Wisconsin; $480,000 on the sale of the Mopac Building in St. Louis, Missouri; and $172,000 on the sale of a mortgage note receivable. ART also recognized a previously deferred gain of $3.0 million on the sale of Porticos Apartments. See NOTE 5. "REAL ESTATE."

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

Inflation

   The effects of inflation on ART's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Year 2000

   Even though January 1, 2000, has passed, and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that ART's suppliers and tenants have not been affected in a manner that is not yet apparent. As a result, management will continue to monitor ART's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

   ART's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property's anticipated net operating income to an appropriate financing.

   The following table contains only those exposures that existed at December 31, 1999. Anticipation of exposures of risk on positions that could possibly arise was not considered. ART's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

                            2000     2001     2002     2003     2004    Therafter   Total
                          --------  -------  -------  -------  -------  ---------  --------
Assets
Trading Instruments--
 Equity Price Risk
  Marketable securities
   at market value......                                                           $    394
Non-trading Investments-
 Equity Price Risk
Notes receivable
Fixed interest rate-fair
 value..................                                                           $ 42,009
  Instrument's
   maturities...........  $ 29,160  $ 4,749  $ 4,970  $   --   $   --   $     16   $ 38,895
  Instrument's
   amortization.........       --       --       --       --       --        --         --
   Interest.............     2,566      994       50        1        1        13      3,625
   Average rate.........      10.6%    13.5%     8.9%     8.9%     8.9%      8.9%
Liabilities
Notes Payable
 Variable interest rate-
  fair
  value.................                                                           $100,506
  Instrument's
   maturities...........  $ 67,619  $31,923  $11,968  $   --   $   --     $1,989   $113,499
  Instrument's
   amortization.........     1,201    1,304      394       63       68       382      3,412
   Interest.............     6,922    2,412    1,010      228      222     1,008     11,802
   Average rate.........       8.4%     7.7%    11.6%     9.2%     9.2%      9.2%
Fixed interest rate-fair
 value..................                                                           $630,934
  Instrument's
   maturities...........  $121,740  $44,437  $25,489  $58,470  $ 2,843  $268,791   $521,770
  Instrument's
   amortization.........     6,352    8,106    6,753    5,674    5,340    23,384     55,609
   Interest.............    60,019   36,737   32,071   29,346   26,560   105,061    289,794
   Average rate.........      11.7%     8.7%     8.4%     8.8%     9.0%      9.0%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants........................   43
Consolidated Balance Sheets--December 31, 1999 and 1998...................   44
Consolidated Statements of Operations--Years Ended December 31, 1999, 1998
 and 1997.................................................................   45
Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1999, 1998 and 1997......................................................   46
Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998
 and 1997.................................................................   47
Notes to Consolidated Financial Statements................................   49
Schedule III--Real Estate and Accumulated Depreciation....................   78
Schedule IV--Mortgage Loans on Real Estate................................   86

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
American Realty Trust, Inc.

   We have audited the accompanying consolidated balance sheets of American Realty Trust, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Trust, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

   Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 28, 2000

                          AMERICAN REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                                (dollars in
                                                                thousands,
                                                             except per share)
                          Assets
Notes and interest receivable
 Performing ($13,345 in 1999 and $594 in 1998 from
  affiliates)..............................................  $ 38,272  $ 47,823
 Nonperforming ............................................     2,909     6,807
                                                             --------  --------
                                                               41,181    54,630
Less--allowance for estimated losses ......................    (2,577)   (2,577)
                                                             --------  --------
                                                               38,604    52,053
Real estate held for sale .................................   319,636   282,301
Real estate held for investment net of accumulated
 depreciation ($164,583 in 1999 and $208,396 in 1998)......   451,994   452,606
Pizza parlor equipment, net of accumulated depreciation
 ($2,369 in 1999 and $1,464 in 1998).......................     6,872     6,859
Marketable equity securities, at market value .............       394     2,899
Cash and cash equivalents .................................     2,479    11,523
Investments in equity investees ...........................    47,686    34,433
Intangibles, net of accumulated amortization ($1,770 in
 1999 and $1,298 in 1998)..................................    14,305    14,776
Other assets ..............................................    37,576    61,155
                                                             --------  --------
                                                             $919,546  $918,605
                                                             ========  ========
           Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($13,900 in 1999 and $12,600 in
 1998 to affiliates).......................................  $706,196  $768,272
Margin borrowings .........................................    33,264    35,773
Accounts payable and other liabilities ($18,917 in 1999 and
 $8,900 in 1998 to affiliate)..............................    45,983    38,321
                                                             --------  --------
                                                              785,443   842,366
Minority interest .........................................    87,837    37,967
Commitments and contingencies
Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
 shares, issued and outstanding............................
 Series F, 2,600,000 shares in 1999 and 3,350,000 in 1998
  (liquidation preference $26,000).........................     4,600     6,100
 Series G, 1,000 shares in 1998 ...........................       --          2
Common Stock, $.01 par value, authorized 100,000,000
 shares; issued 13,496,688 shares in 1999 and 13,298,802 in
 1998 .....................................................       135       133
Paid-in capital ...........................................    85,854    83,945
Accumulated (deficit) .....................................   (44,295)  (51,880)
Treasury stock at cost, 2,737,216 shares in 1999 and
 2,737,216 shares in 1998..................................       (28)      (28)
                                                             --------  --------
                                                               46,266    38,272
                                                             --------  --------
                                                             $919,546  $918,605
                                                             ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
                                          (dollars in thousands, except per
                                                       share)
Income
 Sales.................................. $    30,781  $    28,883  $    24,953
 Rents .................................     157,631       63,491       29,075
 Interest ($187 in 1999, $39 in 1998 and
  $230 in 1997 from affiliates).........       6,414          188        2,835
 Other .................................        (846)      (5,476)         168
                                         -----------  -----------  -----------
                                             193,980       87,086       57,031
Expenses
 Cost of sales .........................      26,278       24,839       19,964
 Property operations ($6,822 in 1999,
  $1,752 in 1998 and $865 in 1997 to
  affiliates) ..........................     106,554       49,193       24,195
 Interest ($2,393 in 1999, $1,082 in
  1998 and $433 in 1997 to affiliates)..      91,736       51,624       30,231
 Advisory fee to affiliate .............       5,538        3,845        2,657
 General and administrative ($5,824 in
  1999, $1,832 in 1998 and $1,809 in
  1997 to affiliate)....................      17,111        8,521        7,779
 Depreciation and amortization .........      17,376        6,990        3,542
 Litigation settlement .................         425       13,026          --
 Provision for loss ....................       3,109        3,916          --
 Minority interest......................      56,662        3,157        1,884
                                         -----------  -----------  -----------
                                             324,789      165,111       90,252
                                         -----------  -----------  -----------
(Loss) from operations .................    (130,809)     (78,025)     (33,221)
Equity in income of investees ..........      11,847       37,966       10,497
Gain on sale of real estate ............     129,260       17,254       20,296
                                         -----------  -----------  -----------
Income (loss) before income taxes ......      10,298      (22,805)      (2,428)
Income tax expense .....................         --           --           --
                                         -----------  -----------  -----------
Net income (loss) ......................      10,298      (22,805)      (2,428)
Preferred dividend requirement .........      (2,281)      (1,177)        (206)
                                         -----------  -----------  -----------
Net income (loss) applicable to Common
 shares................................. $     8,017  $   (23,982) $    (2,634)
                                         ===========  ===========  ===========
Earnings per share
Net income (loss) applicable to Common
 shares................................. $       .75  $     (2.24) $      (.22)
                                         ===========  ===========  ===========
Weighted average Common shares used in
 computing earnings per share...........  10,759,416   10,695,388   11,710,013
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Series B  Series C  Series F  Series G
                          Preferred Preferred Preferred Preferred Common Treasury Paid-in  Accumulated Stockholders'
                            Stock     Stock     Stock     Stock   Stock   Stock   Capital   (Deficit)     Equity
                          --------- --------- --------- --------- ------ -------- -------  ----------- -------------
                                                  (dollars in thousands, except per share)
Balance, January 1,
 1997...................    $  8      $ 33     $   --     $--      $135    $ (6)  $68,595   $(20,978)    $ 47,786
Series F Preferred Stock
 issued.................     --        --        4,000     --       --      --     16,000        --        20,000
Common Stock cash
 dividend ($.20 per
 share).................     --        --          --      --       --      --        --      (2,026)      (2,026)
Series B Preferred Stock
 cash dividend ($2.50
 per share).............     --        --          --      --       --      --        --         (40)         (40)
Series C Preferred Stock
 cash dividend ($7.50
 per share).............     --        --          --      --       --      --         81       (166)         (84)
Sale of Common Stock....     --        --          --      --       --      --        245        --           245
Treasury Stock, at cost.     --        --          --      --       --      (22)       22        --           --
Net (loss)..............     --        --          --      --       --      --        --      (2,428)      (2,428)
                            ----      ----     -------    ----     ----    ----   -------   --------     --------
Balance, December 31,
 1997...................       8        33       4,000     --       135     (28)   84,943    (25,638)      63,453
Repurchase of Common
 Stock issued...........     --        --          --      --        (2)    --       (267)       --          (269)
Series G Preferred Stock
 issued.................     --        --          --        2      --      --         98        --           100
Series F Preferred Stock
 issued.................     --        --        2,100     --       --      --        529        --         2,629
Common Stock cash
 dividend ($.20 per
 share).................     --        --          --      --       --      --        --      (2,261)      (2,261)
Series B Preferred Stock
 cash dividend ($2.50
 per share).............     --        --          --      --       --      --        --         (54)         (54)
Series C Preferred Stock
 cash dividend ($7.50
 per share).............     --        --          --      --       --      --        --        (148)        (148)
Series F Preferred Stock
 cash dividend ($.625
 per share).............     --        --          --      --       --      --        --        (966)        (966)
Series G Preferred Stock
 cash dividend ($7.50
 per share).............     --        --          --      --       --      --        --          (8)          (8)
Sale of Common Stock
 under dividend
 reinvestment plan......     --        --          --      --       --      --        224        --           224
Conversion of Series B
 Preferred Stock to
 Common Stock ..........      (8)      --          --      --       --      --         53        --            45
Series C Preferred Stock
 redeemed...............     --        (33)        --      --       --      --     (1,635)       --        (1,668)
Net (loss)..............     --        --          --      --       --      --        --     (22,805)     (22,805)
                            ----      ----     -------    ----     ----    ----   -------   --------     --------
Balance, December 31,
 1998...................     --        --        6,100       2      133     (28)   83,945    (51,880)      38,272
Sale of Series F
 Preferred Stock........     --        --          100     --       --      --        400        --           500
Common Stock cash
 dividend ($.05 per
 share).................     --        --          --      --       --      --        --        (532)        (532)
Series F Preferred Stock
 cash dividend ($1.00
 per share).............     --        --          --      --       --      --        --      (2,271)      (2,271)
Series G Preferred Stock
 cash dividend ($10.00
 per share).............     --        --          --      --       --      --        --         (10)         (10)
Series F Preferred Stock
 retired................     --        --       (1,600)    --       --      --      1,600        --           --
Series G Preferred Stock
 redeemed...............     --        --          --       (2)     --      --        (98)       100          --
Sale of Common Stock
 under dividend
 reinvestment plan......     --        --          --      --         2     --          7        --             9
Net income (loss).......     --        --          --      --       --      --        --      10,298       10,298
                            ----      ----     -------    ----     ----    ----   -------   --------     --------
Balance, December 31,
 1999...................    $--       $--      $ 4,600    $--      $135    $(28)  $85,854   $(44,295)    $ 46,266
                            ====      ====     =======    ====     ====    ====   =======   ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For The Years Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                  (dollars in thousands)
Cash Flows From Operating Activities
 Pizza parlor sales collected..............  $   31,361  $   28,173  $   24,953
 Rents collected...........................     156,473      64,029      28,199
 Interest collected ($261 in 1999 and $262
  in 1997 from affiliates).................       4,221         188       2,592
 Distributions from equity investees'
  operating activities.....................       3,533      10,274       5,689
 Interest paid.............................     (72,957)    (34,139)    (19,092)
 Payments for property operations ($6,822
  in 1999, $1,752 in 1998 and $865
  in 1997 to affiliate)....................    (101,275)    (42,551)    (22,821)
 Payments for pizza parlor operations......     (27,044)    (25,765)    (19,964)
 Advisory fee paid to affiliate............      (5,538)     (3,845)     (2,657)
 Distributions to minority interest
  holders..................................      (6,792)     (3,157)     (2,088)
 Purchase of marketable equity securities..      (3,709)     (7,670)    (15,147)
 Proceeds from sale of marketable equity
  securities...............................       5,388       5,502      10,588
 General and administrative expenses paid
  ($5,824 in 1999, $1,832 in 1998 and
  $1,809 in 1997 to affiliate).............     (16,634)     (8,489)     (7,764)
 Other.....................................      13,376      (5,538)       (537)
                                             ----------  ----------  ----------
  Net cash (used in) operating activities..     (19,597)    (22,988)    (18,049)

Cash Flows From Investing Activities
 Collections on notes receivable ($918 in
  1999 and $3,503 in 1997 from affiliates).      39,978       3,121       4,489
 Proceeds from sale of notes receivable....         --          599      16,985
 Notes receivable funded...................     (63,728)       (594)     (8,716)
 Proceeds from sale of real estate.........     253,506      51,602      38,169
 Contributions from minority interest
  holders..................................         --          --        9,799
 Distributions from equity investees
  investing activities.....................         --       14,429         --
 Acquisitions of real estate...............     (77,918)   (106,884)   (123,074)
 Real estate improvements..................     (12,252)     (4,070)    (10,993)
 Pizza parlor equipment purchased..........        (895)       (166)     (2,695)
 Earnest money deposits....................       6,725        (577)     (6,221)
 Investment in real estate entities........      (3,570)     (6,116)     (1,331)
                                             ----------  ----------  ----------
  Net cash provided by (used in) investing
   activities..............................     141,846     (48,656)    (83,588)

Cash Flows From Financing Activities
 Proceeds from notes payable...............     133,039     237,895     161,103
 Margin borrowings (payments), net.........      (7,362)    (21,908)      8,914
 Payments on notes payable.................    (256,307)   (120,394)    (81,639)
 Deferred borrowing costs..................      (8,256)    (10,156)     (5,174)
 Net advances (payments) to/from
  affiliates...............................       9,997      (2,913)     23,274
 Redemption of Preferred Stock.............        (100)     (1,668)        --
 Sale of Preferred Stock...................         500         --          --
 Sale of Common Stock under dividend
  reinvestment plan........................           9         224         --
 Dividends.................................      (2,813)     (3,260)     (2,150)
                                             ----------  ----------  ----------
  Net cash provided by (used in) financing
   activities..............................    (131,293)     77,820     104,328
                                             ----------  ----------  ----------
Net increase (decrease) in cash and cash
  equivalents..............................      (9,044)      6,176       2,691
Cash and cash equivalents, beginning of
  year.....................................      11,523       5,347       2,656
                                             ----------  ----------  ----------
Cash and cash equivalents, end of year.....  $    2,479  $   11,523  $    5,347
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN REALTY TRUST, INC.

                                                         For The Years
                                                       Ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
                                                    (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
 Net income (loss)..............................  $  10,298  $(22,805) $ (2,428)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities
 Extraordinary gain.............................        --        --        --
 Gain on sale of real estate....................   (129,260)  (17,254)  (20,296)
 Depreciation and amortization..................     17,376     6,990     3,542
 Amortization of deferred borrowing costs.......     11,054     8,916     4,042
 Provision for loss.............................      3,110     3,916       --
 Litigation settlement..........................        425    13,076       --
 Equity in (income) of investees................    (11,847)  (37,966)  (10,497)
 Distributions from equity investees' operating
  activities....................................      3,533    10,274     5,689
 Increase (decrease) in marketable equity
  securities....................................      2,524    (3,306)   (4,559)
 (Increase) decrease in accrued interest
  receivable....................................       (746)   (2,269)       66
 Decrease in other assets.......................      6,223    20,201       634
 Increase in accrued interest payable...........      5,450     2,537     1,019
 Increase (decrease) in accounts payable and
  other liabilities.............................     12,393   (10,247)   (3,208)
 Increase in minority interest..................     49,870     4,531     8,186
 Other..........................................        --        418      (239)
                                                  ---------  --------  --------
  Net cash (used in) operating activities.......  $ (19,597) $(22,988) $(18,049)
                                                  =========  ========  ========
Schedule of noncash investing and financing
 activities
 Notes payable from acquisition of real estate..  $  69,159  $ 45,632  $ 44,151
 Notes payable assumed by buyer upon sale of
  properties....................................      6,776       --        --
 Conversion of notes receivable to property
  interest......................................     30,138       --        --
 Stock dividends on Series C Preferred Stock....        --        --         82
 Issuance of Series G Preferred Stock...........        --        100       --
 Series F Preferred Stock issued for real
  estate........................................        --      2,100    20,000
 Dividend obligation on conversion of Series F
  Preferred Stock...............................        --        134       --
 Current value of property obtained through
  foreclosure of note receivable................      7,638    20,985    20,226
 Note receivable cancelled on acquisition of
  property......................................        --      1,300     2,737
 Issuance of partnership units..................        --     24,474       --
 Note payable assumed on property obtained
  through foreclosure...........................        --        --     11,867
 Carrying value of real estate exchanged........        --        --      7,882
 Notes payable from acquisition of minority
  interest in subsidiary........................        --        --      5,000
 Conversion of Series B Preferred Stock into
  Common Stock..................................        --         45       --
 Retirement of Series F Preferred Stock.........     (1,600)      --        --
Consolidation of National Realty, L.P.
 Carrying value of notes receivable.............        --     52,168       --
 Carrying value of real estate..................        --    228,042       --
 Carrying value of investment in equity investee
  eliminated....................................        --     41,182       --
 Carrying value of other assets.................        --     32,571       --
 Carrying value of minority interest............        --     15,600       --
 Carrying value of the Company Common Stock
  eliminated....................................        --        269       --
 Carrying value of notes and interest payable...        --    295,743       --
 Carrying value of accounts payable and other
  liabilities...................................        --        751       --
Acquisition of IGI properties
 Carrying value of real estate..................        --     51,820       --
 Issuance of partnership units..................        --      6,568       --
 Carrying value of other assets.................        --     (1,122)      --
 Carrying value of notes payable and other
  liabilities...................................        --     43,713       --
 Investment in partnerships.....................        --      1,980       --

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

   Certain balances for 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and company business. American Realty Trust, Inc. ("ART"), a Georgia corporation, is successor to a District of Columbia business trust, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

   On November 3, 1999, ART and National Realty, L.P. ("NRLP") jointly announced the agreement of their respective Boards to combine, in a tax free exchange, the two entities under the ownership a new company to be named American Realty Investors, Inc. ("ARI"). Under the proposal, ARI will distribute shares of its common stock to stockholders of ART and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each NRLP unit held. Stockholders of ART will receive .91 shares of ARI common stock for each share of Common Stock of ART held. Preferred Stock of ART will be converted into one share of preferred stock of ARI, having substantially the same rights as ART's Preferred Stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of Common and Preferred Stock. As of March 3, 2000, ART owned approximately 55.4% of the outstanding NRLP units and Basic Capital Management, Inc. ("BCM") owned approximately 12.4% of the outstanding NRLP units and 56.9% of the outstanding shares of ART's Common Stock. At special meetings of stockholders/unitholders held on March 21, 2000, the ART stockholders and NRLP unitholders approved the merger proposal. The merger is expected to be completed early in the second quarter of 2000. For accounting purposes, the merger will be treated as a purchase by ART of NRLP.

   Basis of consolidation. The Consolidated Financial Statements include the accounts of ART, and all controlled subsidiaries and partnerships other than NRLP prior to December 31, 1998. The Company used the equity method to account for its investment in NRLP prior to December 31, 1998. See NOTE 2. "NRLP MANAGEMENT CORP." All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of the Company's Consolidated Financial Statements, in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

   Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

   Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the

                          AMERICAN REALTY TRUST, INC.

terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds management's estimate of fair value of the collateral securing such note.

   Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 40 years.

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

   Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate.

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

                          AMERICAN REALTY TRUST, INC.

used. For marketable equity securities fair value was based on the year end closing market price of each security. For notes payable the fair value was estimated using current rates for mortgages with similar terms and maturities.

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

   Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. NRLP MANAGEMENT CORP.

   Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of the Company, was elected general partner of NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. NRLP is a publicly traded master limited partnership which was formed on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. NMC, as general partner, has discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets. In November 1992, NOLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to Garden Capital, L.P. ("GCLP"). NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP. The general partner and owner of a .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of the Company.

   Until December 18, 1998, the general partner and owner of 1% of the beneficial interest in each of NRLP and NOLP was Syntek Asset Management, L.P. ("SAMLP"), of which the Company is a 96% limited partner. With its election as general partner, NMC succeeded to SAMLP's 1% beneficial interest in each of NRLP and NOLP. NMC also assumed liability for SAMLP's note for its capital contribution to NRLP. In addition, NMC assumed liability for a note which requires the repayment of the $12.2 million paid by NRLP under the Moorman litigation settlement relating to the original formation of NRLP. This note requires repayment over a ten-year period, bears interest at a variable rate, currently 8.0% per annum, and is guaranteed by the Company.

   At December 31, 1999, in addition to its general partner interests in NRLP and GCLP, the Company owned approximately 55.4% of the outstanding NRLP units of limited partner interest.

   Prior to December 31, 1998, the Company accounted for its investment in NRLP under the equity method. As of December 31, 1998, upon the election of NMC as general partner of NRLP and NOLP, the Company began consolidate NRLP's accounts and has consolidated its operations subsequent to that date. The consolidation of the accounts of the Company with those of NRLP (after intercompany eliminations) resulted in an increase in NRLP's net real estate of $60.6 million. This amount was allocated to the individual real estate assets based on their relative individual fair market values.

                          AMERICAN REALTY TRUST, INC.

NOTE 3. NOTES AND INTEREST RECEIVABLE

                                                1999               1998
                                          -----------------  -----------------
                                          Estimated          Estimated
                                            Fair     Book      Fair     Book
                                            Value    Value     Value    Value
                                          --------- -------  --------- -------
Notes Receivable
  Performing (including $11,992 in 1999
   and $594 in 1998 from affiliates).....  $26,591  $36,011   $44,488  $45,310
  Nonperforming (including $1,353 in 1999
   from affiliates)......................   15,418    2,909     9,200    9,200
                                           -------  -------   -------  -------
                                           $42,009   38,920   $53,688   54,510
                                           =======            =======
  Interest receivable....................             2,356              2,648
  Unamortized (discounts)................               (70)               (72)
  Deferred gains.........................               (25)            (2,456)
                                                    -------            -------
                                                    $41,181            $54,630
                                                    =======            =======

   The Company recognizes interest income on nonperforming notes receivable on a cash basis. For the years 1999, 1998 and 1997 unrecognized interest income on such nonperforming notes receivable totaled $1.0 million, $716,000 and $2.2 million, respectively.

   Notes receivable at December 31, 1999, mature from 2000 to 2009 with interest rates ranging from 8.2% to 16.0% per annum and a weighted average rate of 13.2% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at maturity. Scheduled principal maturities of $29.2 million are due in 2000 of which $2.5 million is due on nonperforming notes receivable.

   Deferred gains result from property sales where the buyer has either made an inadequate down payment or has not met the continuing investment test of SFAS No. 66. See NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Revenue recognition on the sale of real estate."

   In August 1999, NRLP funded a $2.6 million loan to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans are secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bear interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. JNC used $2.3 million of the loan proceeds to paydown another JNC loan with a principal balance of $4.2 million. In March 2000, the $2.0 million loan secured by the
3.5 acre parcel of land was collected in full, including accrued but unpaid interest. Negotiations are in process to extend the remaining loan. The loan is cross-collateralized with the other JNC loans.

   In September 1999, in conjunction with the sale of two apartments, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bears interest at 16.0% per annum, requires monthly payments of interest only at 6.0%, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matures in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests, in the partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral and release one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties, which was received. In addition, the borrower is to make a $1.1 million payment in April 2000. Upon receipt of the April 2000 payment, NRLP will return the deeds of trust and terminate the option agreement. The borrower will execute a replacement promissory note for the remaining note balance, estimated to be $1.0 million, which will be unsecured, non-interest bearing and mature in April 2003.

                          AMERICAN REALTY TRUST, INC.

   In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000, in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same.

   During 1998 and 1999, NRLP funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. ("Centura"). The loan was secured by 2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable. The $8.3 million balance of the note continued as a loan to Centura, bears interest at a rate of 18.0% per annum, and is payable from cash flows of the project. Centura is consolidated for financial statement purposes and the loan balance is eliminated in consolidation. In December 1999, the construction debt secured by the Centura Office Building was refinanced with a new construction loan in the amount of $28.5 million, of which $21.7 million was initially funded by the lender. NRLP received net cash of $8.6 million after paying off $11.0 million in construction debt, the funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 9.75% per annum, requires monthly payments of interest only and matures in December 2000. Through December 31, 1999, a total of $132,000 in interest was capitalized. Through February 2000, the lender has advanced an additional $2.6 million under the construction loan.

   In August 1998, NRLP funded $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura. The loan was secured by 6.4109 acres of land in Farmers Branch, Texas, adjacent to the Centura Office Building. In November 1999, the land was transferred to NLP/CH, Ltd., a partnership in which NRLP has a combined 80% general and limited partnership interest. The borrower holds the remaining 20% limited partnership interest. NLP/CH, Ltd. is consolidated for financial statement purposes.

   Also in August 1998, NRLP funded $3.7 million loan to JNC. The loan was secured by a contract to purchase 387 acres of unimproved land in Collin County, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. In January 1999, the Company purchased the contract from JNC and acquired the land. In connection with the purchase, GCLP funded an additional $6.0 million of its $125.0 million loan commitment to the Company. JNC used a portion of the funds to payoff a $3.7 million loan from NRLP, including accrued but unpaid interest, paydown by $1.3 million another JNC loan and paydown by $820,000 the JNC Frisco Panther Partners, Ltd. loan.

   During 1998 and 1999, NRLP funded $2.1 million of a $2.2 million loan commitment to Varner Road Partners, L.L.C. The loan was secured by a 129.77 acre parcel of unimproved land in Riverside County, California and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and the borrower deeded the property to NRLP in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

   During the first and second quarters of 1998, NRLP funded a $356,000 loan to Ellis Development Company, Inc. The loan is secured by 4.5 acres of land in Abilene, Texas. The loan bears interest at 14.0% per annum and had an original maturity of April 1999. All principal and interest were due at maturity. In August 1998, the loan was modified and extended, increasing the loan commitment to $946,000, of which $942,000 has been funded and the maturity date was extended to August 1999. In exchange for the modification and extension the borrower pledged additional collateral consisting of the personal guarantees of the principal owners of the borrower and a collateral assignment of a $220,000 note receivable. In August 1999, the note was further extended to August 2000. All other terms of the loan remained unchanged.

                          AMERICAN REALTY TRUST, INC.

   In June 1992, the Company sold the Continental Hotel and Casino in Las Vegas, Nevada for, among other consideration, a $22.0 million wraparound mortgage note. The borrower stopped making the payments required by the note in April 1997. In December 1997, the borrower filed for bankruptcy protection. In April 1998, the bankruptcy court allowed the foreclosure of the hotel and casino. No loss was incurred on foreclosure as the fair market value of the property exceeded the carrying value of the Company's note.

   In June 1998, NRLP funded a $365,000 loan to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. The loan, including accrued but unpaid interest was collected in full in January 2000.

   Also in June 1998, NRLP funded a $2.4 million loan to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan is secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bears interest at 16.0% per annum and has an extended maturity of March 2000. All principal and interest are due at maturity. In July 1998, NRLP funded an additional $1.8 million, increasing the loan balance to $4.2 million. All other terms of the loan remained unchanged. In the fourth quarter of 1998, NRLP received $109,000 on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August 1999, NRLP received a paydown of $2.3 million and in September 1999, a paydown of $1.0 million was received. This loan is cross-collateralized with the other JNC loans funded by NRLP.

   In the second quarter of 1998, a total of $3.7 million was received by NRLP on the collection of two of its mortgage notes receivable. NRLP used $3.5 million of the proceeds to paydown a loan partially secured by one of the paid off notes.

   In August 1998, NRLP funded a $635,000 loan to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan matured in November 1998. All principal and interest were due at maturity. In November and December 1998, NRLP received $250,000 in principal paydowns. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan balance to $404,000. In March 2000, NRLP collected $25,000 in interest and the loan's maturity was extended to April 2000.

   In 1997 and 1998, NRLP funded a $3.8 million loan to Stratford & Graham Developers, L.L.C. In 1999, NRLP funded an additional $305,000, increasing the loan balance to $4.1 million. The loan was secured by 1,485 acres of unimproved land in Riverside County, California. The loan matured in June 1999. The loan was not paid at maturity. The borrower deeded the collateral property to NRLP in December 1999, in lieu of foreclosure. No loss was incurred, as the fair market value of the collateral property, less estimated costs of sale, exceeded the carrying value of the note.

   In October 1998, NRLP funded three loans to JNC or affiliated entities. The first JNC loan of $1.0 million was secured by a second lien on 3.5 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in July 1999, prior to its maturity. The second loan, also $1.0 million, was secured by a second lien on 2.92 acres of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. This loan was collected in full in March 1999, also prior to its maturity. The third loan, in the amount of $2.1 million was to a JNC affiliate, Frisco Panther Partners, Ltd. The

                          AMERICAN REALTY TRUST, INC.

loan is secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a paydown of $820,000 was received on this loan. The loan originally matured in October 1999. At maturity, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. This loan is cross-collateralized with the other JNC loans funded by NRLP.

   Also in October 1998, NRLP funded a $350,000 loan to Four "J" International Corp., 5J-CTMS, Ltd. and an individual. The loan was secured by 1.1 million Class A limited partnership units in Grapevine American Ltd. The loan bore interest at 15.0% per annum and matured in February 1999. All principal and interest were due at maturity. The loan was collected in full in January 1999.

   In March 1998, NRLP ceased receiving the required payments on a $3.0 million note receivable secured by an office building in Dallas, Texas. In October 1998, NRLP began foreclosure proceedings. In March 1999, NRLP received payment in full, including accrued but unpaid interest.

   In December 1998, NRLP funded $3.3 million of a $5.0 million loan commitment to JNC. In January 1999, a $1.3 million paydown was received on the loan, and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan is secured by a second lien on 1,791 acres of land in Denton County, Texas, a second lien on 91 acres of land in Collin County, Texas. At maturity in December 1999, the loan was extended to March 2000, in exchange for an increase in the interest rate to 16.0% per annum. All principal and interest are due at maturity. The loan is cross-collateralized with the other JNC loans funded by NRLP.

   At December 31, 1998, NRLP's one wraparound mortgage note receivable was in default. NRLP had been vigorously pursuing its rights regarding the loan to no avail. In December 1999, NRLP sold the note to BCM at its carrying value, retaining the right to receive any amounts collected by BCM in excess of the amount BCM paid for the note.

   In July 1997, NRLP funded a $700,000 loan to an individual. In February 1998, an additional $40,000 was funded and the loan was modified, increasing the principal balance to $740,000. The loan was secured by a security interest in an oil, gas and mineral lease in Anderson County, Texas and by a second lien mortgage on a ranch in Henderson County, Texas. The loan bore interest at 12.0% per annum, required monthly payments of interest only and had an extended maturity date of September 1999. In November 1999, NRLP received payment in full, including accrued but unpaid interest.

   Related Party. In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at a variable rate, currently 10.25% per annum, and matures in November 2001. All principal and interest are due at maturity.

   In February 1999, GCLP funded a $5.0 million unsecured loan to One Realco Corporation, formerly Davister Corp., which at December 31, 1999, owned approximately 15.8% of the outstanding shares of the Company's Common Stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by BCM. In March 2000, GCLP received all accrued but unpaid interest and the loan's maturity was extended to February 2002. All other terms of the loan remained unchanged.

   Beginning in April and through December 31, 1999, the Company funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in

                          AMERICAN REALTY TRUST, INC.

subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. In October 1999, Mr. Morgan was elected a director of NMC, a wholly-owned subsidiary of the Company and the general partner of NRLP.

   Also, beginning in April through December 31, 1999, the Company funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of 261, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. In October 1999, Mr. Morgan was elected a director of NMC, a wholly-owned subsidiary of the Company and the general partner of NRLP.

   In 1998, NRLP funded a $1.8 million loan commitment to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from NRLP. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through February 2000, $50,000 had been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a director of NMC, a wholly-owned subsidiary of the Company and the general partner of NRLP.

   Beginning in 1997 and through January 1999, NRLP funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of improved land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown on the loan was received by NRLP, which was applied first to accrued but unpaid interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loans. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a director of NMC, a wholly-owned subsidiary of the Company and the general partner of NRLP.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses was as follows:

                                                         1999   1998     1997
                                                        ------ -------  -------
      Balance January 1,............................... $2,577 $ 2,398  $ 3,926
      NRLP allowance...................................    --    1,910      --
      Amounts charged off..............................    --      --    (1,528)
      Writedown of property............................    --   (1,731)     --
                                                        ------ -------  -------
      Balance December 31,............................. $2,577 $ 2,577  $ 2,398
                                                        ====== =======  =======

                          AMERICAN REALTY TRUST, INC.

NOTE 5. REAL ESTATE

   In January 1999, GCLP sold the 199 unit Olde Town Apartments in Middleton, Ohio, for $4.6 million, receiving net cash of $4.4 million after the payment of various closing costs. A gain of $2.2 million was recognized on the sale.

   In February 1999, ART purchased the Frisco Bridges land, a 336.8 acre parcel of unimproved land in Collin County, Texas, for $46.8 million. ART paid $7.8 million in cash and obtained mortgage financing totaling $39.0 million. Seller financing in the amount of $22.0 million, secured by 191.5 acres of the parcel, bore interest at the prime rate plus 2.0%, required monthly interest only payments and matured in March 2000. In March 2000, the seller financing was refinanced in the amount of $18.0 million. ART received net cash of $6.2 million after paying off the seller financing, with a then principal balance of $11.9 million and the payment of various closing costs. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.75% per annum and matures in March 2001. The second mortgage in the amount of $15.0 million, secured by 125.0 acres of the parcel, bears interest at the prime rate plus 4.5%, currently 12.75% per annum, required principal reduction payments of $1.0 million on each of May 1, June 1, and July 1, in addition to monthly payments of interest and matured in February 2000. The lender on this loan, is the same lender that in March 2000, refinanced the Frisco Bridges seller financing, discussed above. The Company is in negotiations with the lender to extend the loan. ART's Double O land in Las Colinas, Texas, and its Desert Wells land in Palm Desert, California, are pledged as additional collateral for the two outstanding loans. The third mortgage in the amount of $2.0 million, secured by 13.5 acres of the parcel, bore interest at 14% per annum, required monthly interest only payments and had a scheduled maturity of January 2000. The loan was paid in full in June 1999. ART drew down $6.0 million under its line of credit with the GCLP for a portion of the cash required to make the purchase. See NOTE 8. "NOTES AND INTEREST PAYABLE."

   Also in February 1999, ART sold a 4.6 acre tract of its Plano Parkway land parcel for $1.2 million, receiving net cash of $1.1 million after the payment of various closing costs. Simultaneously with the sale, the mortgage debt secured by such land parcel was refinanced in the amount of $7.1 million. The new mortgage bears interest at the prime rate plus 4.5%, required monthly payments of interest only and matured in January 2000. The net sale and refinancing proceeds of $8.0 million along with an additional $921,000 was used to payoff the $8.9 million seller financing secured by the land parcel. A gain of $473,000 was recognized on the sale.

   Further in February 1999, GCLP sold the 225 unit Santa Fe Apartments in Kansas City, Missouri, for $4.6 million, receiving net cash of $4.3 million after the payment of various closing costs. A gain of $706,000 was recognized on the sale.

   In February 1999, GCLP sold the 480 unit Mesa Ridge Apartments in Mesa, Arizona, was sold for $19.5 million, receiving net cash of $793,000 after the payment of various closing costs and remitting $17.8 million to the lender to hold in escrow pending a substitution of collateral. In May 1999, the 259 unit Bavarian Woods Apartments and the 149,855 sq. ft. Westwood Shopping Center were approved as substitute collateral. GCLP received net cash of $7.8 million after paying off $7.2 million in mortgage debt secured by the Bavarian Woods Apartments and Westwood Shopping Center, funding required escrows and the payment of various closing costs and paying down by $2.2 million the debt, including a $133,000 prepayment penalty, formerly secured by the Mesa Ridge Apartments. A gain of $10.2 million was recognized on the sale.

   In March 1999, ART sold a 13.0 acre tract of its Rasor land parcel for $1.6 million, receiving no net cash after paying down by $1.5 million the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $979,000 was recognized on the sale.

   Also in March 1999, ART sold two tracts totaling 9.9 acres of its Mason/Goodrich land parcel for $956,000, receiving net cash of $33,000 after paying down by $860,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $432,000 was recognized on the sale.

                          AMERICAN REALTY TRUST, INC.

   Further in March 1999, ART sold, in a single transaction, a 13.7 acre tract of its McKinney Corners II land parcel and a 20.0 acre tract of its McKinney Corners IV land parcel for a total of $7.7 million, receiving no net cash after paying down by $5.5 million the mortgage debt secured by such land parcels, the funding of required escrows and the payment of various closing costs. A gain of $2.9 million was recognized on the sale.

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

   Also in May 1999, ART purchased the Rowlett Creek land, a 80.4 acre parcel of unimproved land in Collin County, Texas, for $1.6 million. ART paid $400,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.75% per annum, requires quarterly payments of interest only and matures in May 2004.

   Further in May 1999, ART purchased the Leone land, a 8.2 acre parcel of unimproved land in Irving, Texas, for $1.5 million. ART paid $300,000 in cash and obtained seller financing of the remaining $1.2 million of the purchase price. The seller financing bears interest at 8.0% per annum, requires quarterly payments of interest only and matures in May 2003.

   In May 1999, a newly-formed controlled partnership in which a wholly-owned subsidiary of ART is the 1.0% managing general partner and ART is the 99% Class B limited partner, purchased the 177,211 sq. ft. Encino Executive Plaza in Los Angeles, California, for $40.1 million. The partnership paid $2.8 million in cash, assumed $34.6 million in mortgage debt, obtained $1.1 million in seller financing and issued 1.6 million Class A limited partner units. The mortgage bears interest at 7.74% per annum, requires monthly payments of principal and interest of $247,500 and matures in May 2008. The seller financing bears interest at 7.0% per annum, requires semiannual payments of interest only in July and January, requires principal payments of $369,000 in May 2000 and May 2001 and matures in May 2002. The Class A units accrue a preferred return of $.05 per unit per annum for the first year, $.06 per annum per unit for the second year, $.07 per unit per annum for the third year and $.09 per unit per annum thereafter, paid quarterly.

   Also in May 1999, ART sold two tracts of its Plano Parkway land parcel totaling 24.5 acres for $4.9 million, receiving no net cash after paying down by $4.7 million the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $1.1 million was recognized on the sale.

   Further in May 1999, ART purchased the remaining joint venture interest in its 3.6 acre Atlanta land parcel for $1.3 million in cash. Subsequently, ART exchanged the Atlanta land parcel for 147.4 acres of unimproved land in Nashville, Tennessee and $1.3 million in cash. No gain or loss was recognized on the exchange.

   In May 1999, NRLP purchased the 27,000 sq. ft. Cooley Office Building in Farmers Branch, Texas, for $3.5 million. NRLP paid $1.5 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $17,875 and matures in May 2019.

                          AMERICAN REALTY TRUST, INC.

   Also in May 1999, NRLP purchased the remaining undivided interest in a ground lease under the Westwood Shopping Center for $536,000 in cash.

   In June 1999, ART sold two tracts of its Frisco Bridges land parcel totaling 77.6 acres for $16.9 million, receiving net cash of $2.7 million after paying off $2.0 million in mortgage debt secured by such land parcel, paying down by $11.0 million another mortgage secured by such land parcel and the payment of various closing costs. A gain of $4.2 million was recognized on the sale.

   Also in June 1999, ART sold a 6.0 acre tract of its Plano Parkway land parcel for $1.6 million, receiving no net cash after paying down by $1.6 million the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $615,000 was recognized on the sale.

   Further in June 1999, ART sold the Continental Hotel and Casino in Las Vegas, Nevada, for $28.0 million. ART received a nonrefundable deposit of $5.0 million. In the third quarter of 1999, ART received a deposit of an additional $3.0 million. At the December settlement, ART received net cash of $2.4 million after paying off the $13.4 million in mortgage debt secured by such property, paying down by $726,000 the mortgage debt secured by the Walker land parcel, paying down by $2.3 million the mortgage debt secured by the Katrina land parcel, paying down by $523,000 the mortgage debt secured by the Vista Ridge land parcel and the payment of various closing costs. A gain of $9.2 million was recognized on the sale.

   In June 1999, ART purchased Vineyards II land, a 18.6 acre parcel of unimproved land in Tarrant County, Texas, for $6.3 million. ART paid $2.3 million in cash and obtained seller financing of the remaining $4.0 million of the purchase price. The seller financing bears interest at 14.5% per annum, requires monthly interest only payments and matures in June 2002.

   Also in June 1999, NRLP purchased the Lake Houston land, a 33.58 acre parcel of unimproved land in Harris County, Texas, for $2.5 million in cash. NRLP subsequently obtained a construction loan in the amount of $13.7 million to construct the 312 unit Lake Shore Villas Apartments on the site. Construction costs are expected to approximate $16.7 million. Construction was begun in July 1999, and is expected to be completed in the third quarter of 2000. Through December 31, 1999, $5.4 million has been expended on construction of which $4.2 million was from the construction loan. The loan bears interest at a variable rate, currently 8.73% per annum, and is payable monthly from the construction loan and matures in June 2001. A total of $11,000 in interest was capitalized.

   Further in June 1999, GCLP sold the 368 unit Barcelona Apartments in Tampa, Florida, for $9.8 million, receiving net cash of $2.2 million after paying off $7.0 million in mortgage debt and the payment of various closing costs. A gain of $2.2 million was recognized on the sale.

   In July 1999, NRLP purchased from ART the Stone Meadows land, a 13.5 acre parcel of unimproved land in Harris County, Texas, at ART's carrying cost of $2.2 million. NRLP paid $1.2 million in cash and assumed the existing mortgage of $974,000. NRLP paid off the mortgage at its maturity in October 1999. The land was purchased by NRLP as an apartment development site. After further review, management determined not to develop apartments on the site. In December 1999, the land was sold for $1.8 million. NRLP received net cash of $1.6 million after the payment of various closing costs. A loss of $505,000 was recognized on the sale.

   Also in July 1999, ART sold a .13 acre tract of its JHL Connell land parcel for $53,000, receiving no net cash after paying down by $49,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $23,000 was recognized on the sale.

   Further in July 1999, ART sold two tracts totaling 11.8 acres of its Plano Parkway land parcel for $3.8 million, receiving net cash of $1.7 million after paying down by $2.0 million the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $1.9 million was recognized on the sale.

                          AMERICAN REALTY TRUST, INC.

   In July 1999, ART sold two tracts totaling 6.7 acres of its Vista Ridge land parcel for $1.4 million, receiving net cash of $329,000 after paying down by $975,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $584,000 was recognized on the sale.

   Also in July 1999, ART purchased the Monterey land, a 85.0 acre parcel of unimproved land in Riverside County, California, for $5.6 million. ART paid $1.1 million in cash and obtained seller financing of the remaining $4.5 million of the purchase price. The seller financing bears interest at 9.0% per annum, requires quarterly payments of interest only and matures in June 2002.

   Further in July 1999, ART purchased the Wakefield land, a 70.0 acre parcel of unimproved land in Allen, Texas, for $1.3 million. ART paid $688,000 in cash and obtained seller financing of the remaining $612,000 of the purchase price. The seller financing bears interest at 8.5% per annum, requires quarterly payments of interest only and matures in July 2004.

   In July 1999, ART sold a 1.4 acre tract of its Valley Ranch land parcel for $163,000, receiving net cash of $159,000 after the payment of various closing costs. A gain of $128,000 was recognized on the sale.

   In August 1999, NRLP sold the 152 unit Country Place Apartments in Round Rock, Texas, for $6.0 million, receiving net cash of $1.3 million after the payment of various closing costs. The purchaser assumed the $4.3 million mortgage secured by the property. A gain of $3.3 million was recognized on the sale.

   Also in August 1999, NRLP sold the 588 unit Lake Nora Apartments and the 336 unit Fox Club Apartments in Indianapolis, Indiana, to a single buyer for a total of $29.1 million, receiving net cash of $2.7 million, after paying off $24.5 million in mortgage debt, including an $889,000 prepayment penalty, and the payment of various closing costs. Gains totaling $15.1 million were recognized on the sales.

   Further in August 1999, ART sold a 2.1 acre tract of its Keller land parcel for $185,000, receiving net cash of $91,000 after paying down by $90,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $158,000 was recognized on the sale.

   In August 1999, ART sold the Sun City lots for $260,000, receiving net cash of $240,000 after the payment of various closing costs. A gain of $180,000 was recognized on the sale.

   Also in August 1999, ART sold a 121.2 acre tract of its Katrina land parcel for $6.6 million, receiving net cash of $5.5 million after the payment of various closing costs. A gain of $186,000 was recognized on the sale.

   In August 1999, NRLP exercised its option in the loan agreement with Centura Tower, Ltd. ("Centura"), which owns the 410,911 sq. ft. Centura Office Building in Farmers Branch, Texas, and obtained a combined 80% general and limited partnership interest in Centura. In August 1998, NRLP funded a $6.0 million loan to Centura Holdings, LLC, a subsidiary of Centura. The loan was secured by 6.4109 acres of land in Farmers Branch, Texas, adjacent to the Centura Office Building. In November 1999, the land was transferred by the borrower to NLP/CH, Ltd., a partnership in which NRLP has a combined 80% general and limited partnership interest. The borrower holds the remaining 20% limited partnership interest. Centura and NLP/CH, Ltd. are consolidated for financial statement purposes. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

   In September 1999, NRLP sold the 409 unit Oakhollow Apartments and the 408 unit Windridge Apartments in Austin, Texas, to a single buyer for a total of $35.5 million, receiving net cash of $7.8 million after paying off $22.2 million in mortgage debt, including a $912,000 prepayment penalty and the payment of various closing costs. In conjunction with the sale, NRLP provided $2.1 million in purchase money financing secured by limited partnership units in two limited partnerships owned by the buyer. Gains totaling $24.2 million were recognized on the sales. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

                          AMERICAN REALTY TRUST, INC.

   Also in September 1999, ART sold a 13.6 acre tract of its Frisco Bridges land parcel for $2.6 million, receiving no net cash after paying down by $2.1 million the mortgage debt secured by such land parcel, funding of required escrows and the payment of various closing costs. A gain of $403,000 was recognized on the sale.

   Further in September 1999, ART sold a 6.2 acre tract of its Plano Parkway land parcel for $900,000, receiving net cash of $208,000 after paying down by $650,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A loss of $40,000 was recognized on the sale.

   In September 1999, ART sold four tracts, totaling 185.6 acres, of its Keller, Scout and Scoggins land parcels for $3.5 million, receiving net cash of $758,000 after paying down by $2.5 million the mortgage debt secured by such land parcels and the payment of various closing costs. A gain of $1.8 million was recognized on the sale.

   Also in September 1999, ART sold a 1.3 acre tract of its Vista Ridge land parcel for $715,000, receiving net cash of $665,000 after the payment of various closing costs. A gain of $538,000 was recognized on the sale.

   In October 1999, ART sold a 12.4 acre tract of its Frisco Bridges land parcel for $2.0 million. ART used the net cash received, and an additional $875,000 to paydown by $1.9 million the mortgage debt secured by such land parcel, and pay various closing costs. ART provided $814,000 in purchase money financing. The financing bore interest at 7.0% per annum. All principal and interest were received at maturity in December 1999. A gain of $15,000 was recognized on the sale.

   Also in October 1999, ART sold the 140 unit Edgewater Gardens Apartments in Biloxi, Mississippi, for $5.7 million, receiving net cash of $2.7 million after paying off $2.9 million in mortgage debt and the payment of various closing costs. A gain of $2.2 million was recognized on the sale.

   Further in October 1999, NRLP sold the 838 unit Tanglewood Apartments in Arlington Heights, Illinois, for $41.0 million, receiving net cash of $8.4 million, after paying off $28.9 million in mortgage debt, including a $1.2 million prepayment penalty, and the payment of various closing costs. A gain of $22.4 million was recognized on the sale.

   In November 1999, NRLP sold the 259 unit Bavarian Woods Apartments in Middletown, Ohio, for $9.0 million, receiving net cash of $1.5 million, after paying off $7.0 million in mortgage debt, including an $887,000 prepayment penalty, and the payment of various closing costs. A gain of $3.5 million was recognized on the sale.

   Also in November 1999, NRLP obtained the Varner Road land, a 127.77 acre parcel of unimproved land in Riverside County, California, in lieu of foreclosure of the mortgage note receivable secured by the property. No loss was incurred as the fair market value of the property, less estimated costs of sale, exceed the carrying value of the mortgage note receivable. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

   In December 1999, NRLP sold the 280 unit Manchester Commons Apartments in Manchester, Missouri, for $13.4 million, receiving net cash of $2.0 million, after paying off $10.6 million in mortgage debt, including a $326,000 prepayment penalty, and the payment of various closing costs. A gain of $8.9 million was recognized on the sale.

   Also in December 1999, NRLP purchased the Woolley land, a .4179 acre parcel of unimproved land in Farmers Branch, Texas, for $205,000 in cash. This land is adjacent to the Centura Office Building.

   Further in December 1999 NRLP obtained the Willow Springs land, a 1,485 acre parcel of unimproved land in Riverside County, California, in lieu of foreclosure of the mortgage note receivable secured by the property.

                          AMERICAN REALTY TRUST, INC.

No loss was incurred as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage note. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

   In December 1999, ART sold a 103.7 acre tract of its McKinney Corners II land parcel and its entire Dowdy land parcel for a total of $7.2 million. ART used the net cash received and an additional $420,000 to paydown by $700,000 the mortgage debt secured by such land parcels, funding required escrows and the payment of various closing costs. ART provided $5.4 million in purchase money financing. The financing bears interest at 8.5% with principal and interest due at maturity in March 2000. A gain of $1.4 million was recognized on the sale.

   Also in December 1999, ART sold a 205.4 acre tract of its Yorktown land parcel for $2.7 million, receiving no net cash after paying down by $2.5 million in mortgage debt secured by such land parcel and the payment of various closing costs. A gain of $561,000 was recognized on the sale.

   In November 1994, ART and an affiliate of BCM, sold five apartments with a total of 880 units to a newly formed limited partnership in exchange for $3.2 million in cash, a 27% limited partner interest and two mortgage notes receivable, secured by one of the properties. ART had the option to reacquire the properties at any time after September 1997 for their original sales prices. Accordingly, a deferred gain of $5.6 million was offset against the Company's investment in the partnership. In February 1998, three of the properties, one of which secured the two notes receivable, were reacquired, for $7.7 million. ART paid $4.0 million in cash and assumed the existing mortgages of $3.7 million. Simultaneously, ART refinanced the three properties for a total of $7.8 million, receiving net cash of $3.9 million after paying off $3.7 million in mortgage debt and the payment of various costs. In June 1998, the remaining two properties were reacquired for $8.6 million. ART paid $2.1 million in cash and assumed the existing mortgages totaling $6.5 million.

   In May 1998, but effective April 1, 1998, the Company purchased, in a single transaction, twenty-nine apartments with a total of 2,441 units (collectively the "IGI properties") in Florida and Georgia for $56.1 million. The properties were acquired through three newly-formed controlled limited partnerships. The partnerships paid a total of $6.1 million in cash, assumed $43.4 million in mortgage debt and issued a total of $6.6 million in Class A limited partner units in the acquiring partnerships, which have the Company as the Class B Limited Partner and a wholly-owned subsidiary of the Company as the managing general partner. The Class A limited partners were entitled to a preferred return of $.08 per unit in 1998 and are entitled to an annual preferred return of $.09 per unit in 1999 and $.10 per unit in 2000 and thereafter. The Class A units are exchangeable into shares of Series F Preferred Stock on the basis of ten Class A units for each preferred share. See NOTE 13. "PREFERRED STOCK."

   In November 1998, the Company purchased two apartments with a total of 423 units in Indianapolis, Indiana for $7.2 million. The properties were acquired through a newly-formed controlled partnership. The partnership paid a total of $14,000 in cash, assumed $5.9 million in mortgage debt and issued $1.3 million in Class A limited partner units in the acquiring partnership, in which the Company was the Class B limited partner and a wholly-owned subsidiary of the Company was the managing general partner. In June 1999, ART relinquished its general and Class B limited partner interests. A provision for loss of $2.0 million was recognized. In December 1999, an additional provision for loss of $1.0 million was recognized.

   In 1998, ART purchased 22 parcels of unimproved land; Eldorado land, 5.5 acres in Collin County, Texas; Valley Ranch IV land, 12.3 acres in Irving, Texas; JHL Connell land, 7.7 acres in Carrollton, Texas; Scoggins land, 314.5 acres in Tarrant County, Texas; Bonneau land, 8.4 acres in Dallas County, Texas; Desert Wells land, 420.0 acres in Palm Desert, California; Yorktown land, 325.8 acres in Harris County, Texas; FRWM Cummings land, 6.4 acres in Farmers Branch, Texas; Thompson II land, 3.5 acres in Dallas County, Texas; Walker land,

                          AMERICAN REALTY TRUST, INC.

132.6 acres in Dallas County, Texas; Katrina land, 454.8 acres in Palm Desert, California; Messick land, 72.0 acres in Palm Springs, California; HSM land,
6.2 acres in Farmers Branch, Texas; Vista Ridge land, 160.0 acres in Lewisville, Texas; Marine Creek land, 54.2 acres in Fort Worth, Texas; Vista Business Park land, 41.8 acres in Travis County, Texas; Mendoza land, .35 acres in Dallas, Texas; Croslin land, .8 acres in Dallas, Texas; Stone Meadows land, 13.5 acres in Houston, Texas; Mason/Goodrich land, 265.5 acres in Houston, Texas; Plano Parkway land, 81.2 acres in Plano, Texas and Van Cattle land, 126.6 acres in McKinney, Texas. ART paid a total of $37.5 million in cash and either obtained mortgage financing or assumed existing mortgage debt or issued Class A partner units for the remaining $95.1 million of the purchase prices.

   In 1998, ART sold all or portions of ten land parcels; 10.5 acres of BP Las Colinas land in Las Colinas, Texas; 21.6 acres of Chase Oaks land in Plano, Texas; 30.0 acres of Kamperman land in Collin County, Texas; 2.5 acres of Las Colinas land in Farmers Branch, Texas; 77.7 acres of Lewisville land in Lewisville, Texas; 315.2 acres of Palm Desert land in Palm Desert, California;
81.3 acres of Parkfield land in Denver, Colorado; 150.0 acres of Rasor land in Plano, Texas; 1.1 acres of Santa Clarita land in Santa Clarita, California and
78.5 acres of Valley Ranch land in Irving, Texas. ART received net cash of $13.8 million after paying off $32.4 million in mortgage debt. Gains totaling $14.5 million were recognized on the sales.

NOTE 6. INVESTMENTS IN EQUITY INVESTEES

   The Company's investment in equity investees at December 31, 1999, included
(1) equity securities of two publicly traded real estate investment trusts, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") and (2) interests in real estate joint venture partnerships. BCM, the Company's advisor, serves as advisor to IORI and TCI.

   The Company accounts for its investment in IORI, TCI, the joint venture partnerships and accounted for its investment in NRLP and NOLP prior to December 31, 1998, using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Investments in equity investees." As of December 31, 1998, the accounts of NRLP are consolidated with those of the Company. See NOTE 2. "NRLP MANAGEMENT CORP."

   On September 25, 1998, TCI and Continental Mortgage and Equity Trust ("CMET"), both, at the time, equity investees, jointly announced the agreement of their respective Boards of Directors for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transactions. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its common stock for each outstanding CMET share. TCI accounted for the merger under the purchase accounting method.

   Substantially all of the Company's equity securities of IORI, TCI and NRLP are pledged as collateral for borrowings. See NOTE 9. "MARGIN BORROWINGS."

                          AMERICAN REALTY TRUST, INC.

   Investments in equity investees consist of the following:

                                  Percentage         Carrying         Equivalent
                               of the Company's      Value of          Investee        Market Value
                                 Ownership at      Investment at     Book Value at   of Investment at
      Investee                 December 31, 1999 December 31, 1999 December 31, 1999 December 31, 1999
      --------                 ----------------- ----------------- ----------------- -----------------
      IORI....................       30.4%            $ 3,434           $ 7,293           $ 2,614
      TCI.....................       39.2              36,364            70,560            41,988
                                                      -------           -------           -------
                                                       39,798           $77,853           $44,602
                                                                        =======           =======
      Other...................                          7,888
                                                      -------
                                                      $47,686
                                                      =======

                                  Percentage         Carrying         Equivalent
                               of the Company's      Value of          Investee        Market Value
                                 Ownership at      Investment at     Book Value at   of Investment at
      Investee                 December 31, 1998 December 31, 1998 December 31, 1998 December 31, 1998
      --------                 ----------------- ----------------- ----------------- -----------------
      CMET....................       40.9%            $15,550           $35,727           $25,022
      IORI....................       30.0               3,132             7,068             3,034
      TCI.....................       31.0              10,291            28,251            15,398
                                                      -------           -------           -------
                                                       28,973           $71,046           $43,454
                                                                        =======           =======
      Other...................                          5,460
                                                      -------
                                                      $34,433
                                                      =======

   The Company's management continues to believe that the market value of each of IORI and TCI undervalues their assets and the Company has, therefore, continued to increase its ownership in these entities in 1999, as its liquidity has permitted.

   In 1996, 1997 and 1998, the Company purchased 100% of the general and limited partner interests in Campbell Center Associates, Ltd. ("Campbell Associates"), which in turn had a 56.25% interest in Campbell Centre Joint Venture, which owned a 413,175 sq. ft. office building in Dallas, Texas. In June 1998, Campbell Centre Joint Venture sold the office building for $32.2 million in cash. Campbell Associates, as a partner, received net cash of $13.2 million from the sales proceeds and escrowed an additional $190,000 for pending parking lot issues, which was collected in 1999. Campbell Associates recognized a gain of $8.2 million on the sale.

   In June 1996, a newly formed limited partnership, of which the Company was a 1% general partner, purchased 580 acres of unimproved land in Collin County, Texas, for $5.7 million in cash. The Company contributed $100,000 in cash to the partnership with the remaining $5.6 million being contributed by the limited partner. In 1997, the partnership sold five tracts totaling 327.7 acres for a total of $7.8 million. Of the net cash from the sales, $4.6 million was distributed to the limited partner and $572,000 was distributed to the Company as general partner in accordance with the partnership agreement. The partnership recognized gains totaling $3.5 million on the sales. In January 1998, the partnership sold a 155.4 acre tract for $2.9 million, receiving $721,000 in cash and providing financing of an additional $2.2 million. Of the net cash from the sale, $300,000 was distributed to the limited partner and $300,000 was distributed to the Company as general partner. The seller financing was collected at maturity, in July 1998, with the net cash distributed $1.1 million to the limited partner and $1.1 million to the Company as general partner. The partnership recognized a gain of $1.2 million on the sale. In September 1998, the partnership sold the remaining
96.6 acres for $1.3 million. Of the net cash from the

                          AMERICAN REALTY TRUST, INC.

sale, $587,000 was distributed to the limited partner and $587,000 was distributed to the Company as general partner. The partnership recognized a gain of $128,000 on the sale.

   Set forth below are summary financial data for NRLP, an equity investee, prior to December 31, 1998. See NOTE 2. "NRLP MANAGEMENT CORP."

                                                               1998      1997
                                                             --------  --------
      Revenues.............................................. $113,834  $117,461
      Depreciation..........................................   (9,691)  (10,214)
      Interest..............................................  (26,722)  (34,481)
      Operating expenses....................................  (82,519)  (74,195)
                                                             --------  --------
      (Loss) before gains on sale of real estate............   (5,098)   (1,429)
      Gains on sale of real estate..........................   52,589     8,356
                                                             --------  --------
      Net income............................................ $ 47,491  $  6,927
                                                             ========  ========

   The Company's equity share of:

                                                                 1998     1997
                                                                -------  ------
      (Loss) before gains on sale of real estate............... $(2,794) $  654
      Gains on sale of real estate.............................  34,055   3,022
                                                                -------  ------
      Net income............................................... $31,261  $3,676
                                                                =======  ======

   Set forth below are summary financial data for equity investees other than
NRLP:

                                                             1999       1998
                                                           ---------  ---------
      Property and notes receivable, net.................. $ 734,857  $ 631,825
      Other assets........................................    69,829     80,789
      Notes payable.......................................  (577,167)  (483,064)
      Other liabilities...................................   (25,474)   (28,326)
                                                           ---------  ---------
      Equity.............................................. $ 202,045  $ 201,224
                                                           =========  =========

                                                                 1999      1998      1997
                                                               --------  --------  --------
      Revenues.............................................     $ 99,077  $150,163  $129,531
      Depreciation.........................................      (14,417)  (20,954)  (17,429)
      Provision for losses.................................          --        506    (1,337)
      Interest.............................................      (33,355)  (49,915)  (38,537)
      Operating expenses...................................      (60,578)  (91,868)  (85,387)
                                                                --------  --------  --------
      (Loss) before gains on
       sale of real estate.................................       (9,273)  (12,068)  (13,159)
      Gains on sale of real
       estate..............................................       41,804    18,642    34,297
                                                                --------  --------  --------
      Net income...........................................     $ 32,531  $  6,574  $ 21,138
                                                                ========  ========  ========

   The Company's equity share of:

                                                       1999     1998    1997
                                                      -------  ------  -------
      (Loss) before gains on sale of real estate..... $(5,512) $ (686) $(3,703)
      Gains on sale of real estate...................  17,359   7,391   10,524
                                                      -------  ------  -------
      Net income..................................... $11,847  $6,705  $ 6,821
                                                      =======  ======  =======

                          AMERICAN REALTY TRUST, INC.

   The difference between the carrying value of the Company's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

   The Company's cash flow from IORI, TCI and NRLP is dependent on the ability of each of the entities to make distributions. IORI has been making quarterly distributions since the first quarter of 1993, NRLP since the fourth quarter of 1993 and TCI since the fourth quarter of 1995. In 1999, the Company received distributions totaling $1.9 million from CMET, IORI and TCI and $1.6 million from NRLP, including distributions accrued at December 31, 1998, but not received until 1999. In 1998, the Company received total distributions from CMET. IORI and TCI of $3.0 million and $7.2 million from NRLP, including distributions accrued at December 31, 1997, but not received until 1998.

   The Company's investments in CMET, IORI and TCI and NRLP were initially acquired in 1989. In 1999, the Company purchased an additional $3.6 million of equity securities of CMET, IORI and TCI and NRLP.

NOTE 7. MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

   In 1994, the Company began purchasing equity securities of entities other than those of the CMET, IORI, TCI and NRLP to diversify and increase the liquidity of its margin accounts, its trading portfolio. In 1999, the Company purchased $3.7 million and sold $4.4 million of trading portfolio securities. These equity securities are considered available for sale and are carried at market value. At December 31, 1999, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $1.8 million. In 1999, the Company realized a net gain of $45,000 from the sale of trading portfolio securities and received $5,000 in dividends. At December 31, 1998, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $6.1 million. In 1998, the Company realized a net loss of $112,000 from the sale of trading portfolio securities and received $79,000 in dividends. At December 31, 1997, the Company recognized an unrealized decline in the market value of the equity securities in its trading portfolio of $850,000. In 1997, the Company realized a net gain of $154,000 from the sale of trading portfolio securities and received $107,000 in dividends. Unrealized and realized gains and losses in the trading portfolio are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8. NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                                  1999               1998
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
   Notes payable
     Mortgage loans......................  $706,121  $680,084 $723,567  $736,320
     Borrowings from financial
      institutions.......................    15,742     9,157   17,546    17,074
     Notes payable to affiliates.........     9,577     5,049    5,519     5,049
                                           --------  -------- --------  --------
                                           $731,440   694,290 $746,632   758,443
                                           ========           ========
     Interest payable ($7,761 in 1999 and
      $5,440 in 1998 to affiliates)......              11,906              9,829
                                                     --------           --------
                                                     $706,196           $768,272
                                                     ========           ========

                          AMERICAN REALTY TRUST, INC.

   Scheduled principal payments on notes payable are due as follows:

             2000................................ $196,912
             2001................................   85,770
             2002................................   44,604
             2003................................   64,207
             2004................................    8,251
             Thereafter .........................  294,546
                                                  --------
                                                  $694,290
                                                  ========

   Stated interest rates on notes payable ranged from 6.5% to 15.0% per annum at December 31, 1999, and mature in varying installments between 2000 and 2019. At December 31, 1999, notes payable were collateralized by mortgage notes receivable with a net carrying value of $9.6 million and by deeds of trust on real estate with a net carrying value of $765.7 million.

   In February 1999, NRLP financed the unencumbered 124,200 sq. ft. Melrose Business Park Office Building in Oklahoma City, Oklahoma, in the amount of $900,000, receiving net cash of $870,000 after the payment of various closing costs. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $8,000 and matures in February 2019.

   Also in February 1999, NRLP financed the unencumbered 54,649 sq. ft. 56 Expressway Office Building in Oklahoma City, Oklahoma, in the amount of $1.7 million, receiving net cash of $1.7 million after the payment of various closing costs. The mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $15,000 and matures in February 2019.

   In March 1999, ART obtained second lien financing on its Frisco Bridges land parcel in the amount of $2.0 million. The loan bore interest at 12.5% per annum, with principal and interest paid at maturity in November 1999. The loan was paid in full at maturity.

   Also in March 1999, the Las Colinas term loan lender provided financing on ART's Stagliano, Dalho, Bonneau and Valley Ranch III land parcels in the amount of $2.2 million. The proceeds from this financing along with an additional $1.4 million in cash were used to pay off the $3.1 million in mortgage debt secured by such land parcels and pay various closing costs.

   At March 31, 1999, the mortgage debt secured by ART's McKinney Corners I, II, III, IV, V and Dowdy land parcels in the amount of $15.2 million matured. ART and the lender reached an agreement to extend the mortgage's maturity to September 1999 in exchange for, among other things, ART's payment of an extension fee. In October 1999, ART refinanced all of its McKinney Corners land in the total amount of $8.6 million. The Las Colinas term loan lender provided $4.1 million of mortgage financing secured by 283.3 acres of McKinney Corners land and a second lender provided $4.5 million of mortgage financing secured by 82.0 acres of the McKinney Corners land. The net financing proceeds and $6.6 million in cash were used to payoff the $15.2 million mortgage debt secured by such land parcels and the payment of various closing costs. The $4.5 million mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in October 2000.

   In April 1999, ART refinanced the mortgage debt secured by its Yorktown land parcel in the amount of $4.8 million, receiving net cash of $580,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at the prime rate plus 4.5%, currently 12.75% per annum, requires monthly payments of interest only, required a principal payment of $368,000 in July 1999, which was made, and matures in April 2000.

                          AMERICAN REALTY TRUST, INC.

   In May 1999, NRLP obtained mortgage financing secured by the unencumbered 257 unit Pines Apartments in Little Rock, Arkansas, and by a $5.0 million note receivable secured by second liens on two parcels of land, one in Denton County and the other in Tarrant County, Texas, in the amount of $4.0 million, receiving net cash of $3.9 million after the payment of various closing costs. In September 1999, the mortgage debt was refinanced in the amount of $3.1 million. NRLP used the net refinancing proceeds and cash of $1.1 million to pay off the $4.0 million of mortgage debt and pay various closing costs. The new mortgage bears interest at a variable rate, currently 8.4% per annum, requires monthly payments of principal and interest of $24,552, matures in April 2001, and is secured only by the Pines Apartments.

   Also in May 1999, ART obtained financing secured by its Plano Parkway land parcel under the Las Colinas term loan in the amount of $2.0 million. The net proceeds of this financing along with an additional $831,000 in cash were used to payoff the remaining $2.7 million in mortgage debt secured by such land parcel and pay various closing costs.

   In June 1999, NRLP financed the unencumbered 100 unit Stonebridge Apartments in Florissant, Missouri, in the amount of $3.0 million, receiving net cash of $2.9 million after the payment of various closing costs. The mortgage bears interest at 8.33% per annum, requires monthly payments of principal and interest of $23,814 and matures in July 2002.

   In July 1999, NRLP financed the unencumbered 76 unit Bridgestone Apartments in Friendswood, Texas, in the amount of $2.1 million, receiving net cash of $2.0 million after the payment of various closing costs. The mortgage bears interest at 7.72% per annum, requires monthly payments of principal and interest of $15,144 and matures in August 2009.

   In August 1999, NRLP financed the mortgage debt secured by the 102 unit Whispering Pines Apartments in Canoga Park, California, in the amount of $3.5 million, receiving net cash of $1.1 million after paying off $2.2 million in mortgage debt, the funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 7.84% per annum, requires monthly payments of principal and interest of $24,931 and matures in September 2009.

   Also in August 1999, ART obtained financing secured by a 56.0 acre tract of its Katrina land parcel under its Las Colinas term loan in the amount of $2.7 million. ART received net cash of $2.6 million after the payment of various closing costs.

   Further in August 1999, ART refinanced the mortgage debt secured by its Mason/Goodrich land, in the amount of $4.1 million, receiving net cash of $710,000 after paying off $1.8 million in mortgage debt secured by such land parcel, paying down by $1.0 million its mortgage debt secured by its Frisco Bridges land parcel and the payment of various closing costs. The new mortgage bears interest the prime rate plus 4.5%, currently 12.75% per annum, requires monthly interest only payments and matures in August 2000.

   In August 1999, ART financed its unencumbered Nashville land parcel, in the amount of $3.0 million, receiving net cash of $2.8 million after the payment of various closing cost. The mortgage bore interest at the maximum allowed rate and required the payment of principal and interest at maturity in January 2000. In February 2000, the mortgage was refinanced in the amount of $10.0 million. ART received net cash of $7.0 million after paying off the mortgage debt of $2.0 million and the payment of various closing cost. The new mortgage bears interest at a rate of 15.5% per annum, requires monthly payments of interest only and matures March 2000. Negotiations are in process to further modify and extend this loan.

   In September 1999, NRLP financed the unencumbered 209 unit Blackhawk Apartments in Indianapolis, Indiana, in the amount of $4.1 million, receiving net cash of $4.0 million, after the payment of various closing

                          AMERICAN REALTY TRUST, INC.

costs. The mortgage bears interest at a variable rate, currently 8.38% per annum, requires monthly payments of principal and interest of $32,923 and matures in April 2001.

   In October 1999, ART financed the unencumbered 167,981 sq. ft. Two Hickory Office Building in Farmers Branch, Texas, in the amount of $7.2 million, receiving net cash of $1.9 million after paying down by $650,000 the mortgage loan secured by the Valwood land parcel, paying construction expenses of $2.9 million, funding of required completion escrows of $1.5 million and the payment of various closing costs. The mortgage bears interest at 9.625% per annum, requires monthly payments of principal and interest of $63,532 and matures in August 2000.

   Related Party. In 1998 and 1999, GCLP funded a $124.4 million of a $125.0 million loan commitment to ART. The loan is secured by second liens on an six properties in Minnesota, Mississippi and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of the Company that owns 3,349,535 NRLP units of limited partner interest, the stock of NMC, the general partner of NRLP, 678,475 NRLP units of limited partner interest owned by BCM, and 283,034 NRLP units of limited partner interest owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, a total of $1.1 million in paydowns on the loan were made by ART to GCLP. GCLP is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   In December 1998, in connection with the Moorman litigation settlement, NMC, a wholly-owned subsidiary of ART and the general partner of NRLP, assumed responsibility for repayment to NRLP of the $12.2 million paid by NRLP to settle the litigation. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. NRLP is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   In 1998, the Company financed 7 unencumbered properties and refinanced an additional 17 properties in the total amount of $98.1 million, receiving net cash of $59.1 million after paying off $46.4 million in mortgage debt and the payment of various closing costs. The mortgages bore interest at rates ranging from 9.0% to 18.5% per annum and matured from February 1999 to December 2000.

NOTE 9. MARGIN BORROWINGS

   The Company has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI, TCI and NRLP and the Company's trading portfolio of marketable equity securities and bear interest rates ranging from 7.0% to 11.0% per annum. Margin borrowings were $33.3 million at December 31, 1999, and $35.8 million at December 31, 1998 31.5% and 43.9%, respectively, of the market values of the equity securities at those dates.

NOTE 10. DIVIDENDS

   During the second quarter of 1999, the Company's Board of Directors established a policy that dividend declarations on the Company's Common Stock would be determined on an annual basis following the end of each year. Previously, the Company had declared and paid dividends on a quarterly basis. Future distributions to Common stockholders will be dependent upon the Company's realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

                          AMERICAN REALTY TRUST, INC.

   Common dividends totaling $532,000 or $.05 per share were declared in 1999, $2.3 million or $.20 per share in 1998 and $2.0 million or $.20 per share in 1997. The Company reported to the Internal Revenue Service that 100% of the Common Stock dividends paid in 1999 and 1998 represented a return of capital and 100% of the Common Stock dividends paid in 1997 represented ordinary income.

NOTE 11. PREFERRED STOCK

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

   The Company's Series D 9.5% Cumulative Preferred Stock consists of a maximum of 91,000 shares with a par value of $2.00 per share and a liquidation preference of $20.00 per share. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 1999, none of the Series D Preferred Stock was outstanding.

   The Company's Series E 10% Cumulative Convertible Preferred Stock consists of a maximum of 80,000 shares with a par value of $2.00 per share and a liquidation preference of $100.00 per share. The Series E Preferred Stock is reserved for the conversion of the Class A limited partner units of Valley Ranch, L.P. The Class A units may be exchanged for Series E Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. At December 31, 1999, none of the Series E Preferred Stock was outstanding. See
NOTE 20. "COMMITMENTS AND CONTINGENCIES."

   The Company's Series F 10% Cumulative Convertible Preferred Stock consists of a maximum of 15,000,000 shares with a par value of $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the rate of $1.00 per year or $.25 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series F Preferred Stock may be converted, after August 15, 2003, into Common Stock of the Company at 90% of the average daily closing price of the Company's Common Stock for the prior 20 trading days. At December 31, 1999, 2,600,000 shares of Series F Preferred Stock were issued and outstanding and 1,963,746 shares were reserved for issuance as future consideration in various business transactions.

   The Company's Series G 10% Cumulative Convertible Preferred Stock consisted of a maximum of 11,000 shares with a par value of $2.00 per share, and a liquidation preference of $100.00 per share. In December 1999, the Company agreed to redeem the 1,000 shares of Series G Preferred Stock outstanding at their liquidation preference of $100.00 per share plus accrued and unpaid dividends.

   The Company's Series H 10% Cumulative Convertible Preferred Stock consists of a maximum of 231,750 shares with a par value of $2.00 per share, and a liquidation preference of $10.00 per share. The Series H Preferred Stock is reserved for the conversion of the Class A limited partner units of ART Palm, L.L.C. The

                          AMERICAN REALTY TRUST, INC.

Class A units may be exchanged for Series H Preferred Stock at the rate of 100 Class A units for each share of Series H Preferred Stock. The Series H Preferred Stock may be converted into 25,000 shares of the Company's Common Stock after December 31, 2000, 25,000 shares on or after June 30, 2002, 25,000 shares on or after June 30, 2003, 25,000 shares on or after December 31, 2005 and all remaining outstanding shares on or after December 31, 2006 at 90% of the average daily closing price of the Company's Common Stock for the 20 prior trading days. At December 31, 1999, none of the Series H Preferred Stock was outstanding.

   The Company's Series I 6% Cumulative Preferred Stock consists of a maximum of 500,00 shares with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the rate of $.60 per year or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 1999, none of the Series I Preferred Stock was outstanding.

NOTE 12. STOCK OPTIONS

   In January 1998, the Company's shareholders approved the 1997 Stock Plan (the "Option Plan"). Under the Option Plan, options have been granted to certain Company officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of the Company's Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant.

                                                 1999                1998
                                         --------------------- -----------------
                                         Number                Number
                                           of       Exercise     of     Exercise
                                         Shares      Price     Shares    Price
                                         -------  ------------ -------  --------
      Outstanding at January 1,......... 276,750  $      15.00     --    $ --
      Granted...........................  37,500         17.00 293,750   15.00
      Canceled.......................... (17,000)        15.00 (17,000)  15.00
                                         -------               -------
      Outstanding at December 31,....... 297,250   15.00-17.00 276,750   15.00
                                         =======               =======

   At December 31, 1999, 51,950 options were exercisable at an exercise price of $15.00 per Common share.

   In January 1999, the Company's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of the Company's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $16.25 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.00 per Common share. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 1999, 3,000 options were exercisable at $16.25 per Common share.

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Option Plans. All share options issued by the Company have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates consistent with the method of Statement of

                          AMERICAN REALTY TRUST, INC.

Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                             1999                  1998
                                     --------------------- ---------------------
                                     As Reported Pro Forma As Reported Pro Forma
                                     ----------- --------- ----------- ---------
      Net income (loss) applicable
       to common shares............    $8,017     $7,673    $(23,982)  $(24,374)
      Net income (loss) applicable
       to common shares, per share.       .75        .71       (2.24)     (2.38)

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                     1999  1998
                                                                     ----  ----
      Dividend yield................................................  .29% 1.25%
      Expected volatility...........................................   18%   30%
      Risk-free interest rate....................................... 5.75% 5.35%
      Expected lives (in years).....................................    9     7
      Forfeitures...................................................   10%   10%

   The weighted average fair value per share of options granted in 1999 was $6.63.

NOTE 13. ADVISORY AGREEMENT

   Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM as advisor also serves as a consultant in connection with the Company's business plan and investment policy decisions made by the Board.

   BCM has been providing advisory services to the Company since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services. Karl L. Blaha, President and a Director of the Company serves as President of BCM.

   The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of the Company's Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Board approved a reduction in BCM's base advisory fee by 50% effective October 1, 1991. This reduction remains in effect until the Company's earnings for the four preceding quarters equals or exceeds $.50 per share.

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

                          AMERICAN REALTY TRUST, INC.

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

NOTE 14. PROPERTY MANAGEMENT

   Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Triad Realty Services, Ltd. ("Triad") provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for property-level management services to the Company at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management of 19 of the Company's commercial properties (office buildings, shopping centers and a merchandise mart) and its eight hotels to Regis Realty, Inc. ("Regis"), which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 15. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                         1999    1998    1997
                                                        ------- ------- -------
      Fees
        Advisory and mortgage servicing................ $ 5,538 $ 3,845 $ 2,657
        Loan arrangement...............................     941     804     592
        Brokerage commissions..........................  10,706   7,450   7,586
        Property and construction management and
         leasing commissions*..........................   3,688   1,752     865
                                                        ------- ------- -------
                                                        $20,873 $13,851 $11,700
                                                        ======= ======= =======
      Cost reimbursements.............................. $ 5,824 $ 1,832 $ 1,809
                                                        ======= ======= =======

--------
*  Net of property management fees paid to subcontractors, other than Regis.

NOTE 16. INCOME TAXES

   Financial statement income varies from federal tax return income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and the difference in the allowance for estimated losses. In 1999, the Company utilized its remaining tax net operating loss carryforwards.

                          AMERICAN REALTY TRUST, INC.

NOTE 17. RENTS UNDER OPERATING LEASES

   The Company's operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 1999:

      2000.............................................................. $15,548
      2001..............................................................  13,228
      2002..............................................................  10,458
      2003..............................................................   9,221
      2004..............................................................   8,299
      Thereafter........................................................  29,285
                                                                         -------
                                                                         $86,039
                                                                         =======

   Pizza World Suprema, Inc. ("PWSI") conducts its operations from leased facilities which include an office, warehouse, and 63 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 1999 or scheduled to open thereafter. The leases expire over the next 14 years.

   PWSI also leases vehicles under operating leases. The following is a schedule of minimum future rent commitments under operating leases as of December 31, 1999:

      2000............................................................. $  2,367
      2001.............................................................    2,173
      2002.............................................................    2,110
      2003.............................................................    2,005
      2004.............................................................    1,895
      Thereafter.......................................................    7,674
                                                                        --------
                                                                        $ 18,224
                                                                        ========

   Total facilities and automobile rent expense relating to these leases was $2.9 million in 1999 and $2.7 million in 1998 and $1.3 million in 1997.

NOTE 18. OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Company's Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. Expenses that are not reflected in the segments are $17.1 million in 1999 and $8.5 million in 1998 of general and administrative expenses. Excluded from segment assets, are assets of $88.1 million in 1999 and $107.2 million in 1998, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and NOTE 5. "REAL ESTATE."

                          AMERICAN REALTY TRUST, INC.

   Presented below is the operating income of each operating segment and each segment's assets for 1999 and 1998.

                          Commercial
                          Properties Apartments Hotels    Land     PWSI   Receivables  Other   Total
                          ---------- ---------- ------- --------  ------- ----------- ------- --------
1999
Operating revenue.......   $ 30,176   $ 93,933  $31,583 $    364  $30,781   $   --    $ 1,575 $188,412
Interest income.........        --         --       --       --       --      6,414       --     6,414
Operating expenses......     16,460     56,392   24,237    9,017   26,278       --        448  132,832
                           --------   --------  ------- --------  -------   -------   ------- --------
Operating income (loss).     13,716     37,541    7,346   (8,653)   4,503     6,414     1,127   61,994
Depreciation............      4,464      9,119    2,354      --     1,288       --        151   17,376
Interest................     10,244     28,775    4,926   35,968    1,241       --     10,582   91,736
Capital expenditures....      2,064      8,694    1,120      374      895       --        --    13,147
Assets..................    192,742    189,438   71,357  317,846   21,177    38,604       247  831,411

Sales price.............              $185,400  $28,000 $ 69,618                              $283,018
Cost of sales...........                88,856   18,836   46,066                               153,758
                                      --------  ------- --------                              --------
Gains on sale...........              $ 96,544  $ 9,164 $ 23,552                              $129,260
                                      ========  ======= ========                              ========

1998
Operating revenue.......   $ 16,539   $ 14,230  $32,221 $    501  $28,883   $   --    $   --  $ 92,374
Interest income.........        --         --       --       --       --        188       --       188
Operating expenses......      9,727      8,755   24,361    6,349   24,840       --        --    74,032
                           --------   --------  ------- --------  -------   -------   ------- --------
Operating income (loss).      6,812      5,475    7,860   (5,848)   4,043       188       --    18,530
Depreciation............      1,574      1,412    2,320      --     1,273       --        411    6,990
Interest................      3,803      4,396    7,560   29,058      579       --      6,228   51,624
Capital expenditures....        110        --     1,383    2,577      166       --        --     4,236
Assets..................     87,581    286,317   78,455  282,300   24,449    52,053       253  811,408

Sales price.............                                $ 51,602
Cost of sales...........                                  34,348
                                                        --------
Gains on sale...........                                $ 17,254
                                                        ========

                          AMERICAN REALTY TRUST, INC.

NOTE 19. QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of the Company's quarterly results of operations for the years 1999 and 1998 (unaudited):

                                              Three Months Ended
                                 -----------------------------------------------
                                 March 31,  June 30,  September 30, December 31,
                                 ---------  --------  ------------- ------------
1999
Revenue......................... $ 47,508   $ 51,968    $ 49,691      $ 44,813
Expenses........................   73,426     76,341      90,099        84,923
                                 --------   --------    --------      --------
(Loss) from operations..........  (25,918)   (24,373)    (40,408)      (40,110)
Equity in income of investees...     (725)     4,121       1,874         6,577
Gains on sale of real estate....   17,516     21,201      48,590        41,953
                                 --------   --------    --------      --------
Net income (loss)...............   (9,127)       949      10,056         8,420
Preferred dividend requirement..     (566)      (568)       (570)         (577)
                                 --------   --------    --------      --------
Net income (loss) applicable to
 Common shares.................. $ (9,693)  $    381    $  9,486      $  7,843
                                 ========   ========    ========      ========
Earnings per share
Net income (loss)............... $   (.90)  $    .04    $    .88      $    .73
                                 ========   ========    ========      ========

1998
Revenue......................... $ 18,249   $ 22,690    $ 23,291      $ 22,856
Expense.........................   29,744     35,830      38,676        60,861
                                 --------   --------    --------      --------
(Loss) from operations..........  (11,495)   (13,140)    (15,385)      (38,005)
Equity in income of investees...    2,387     18,943       6,099        10,537
Gains on sale of real estate....      --       8,974       5,718         2,562
                                 --------   --------    --------      --------
Net income (loss)...............   (9,108)    14,777      (3,568)      (24,906)
Preferred dividend requirement..      (51)       (84)       (502)         (540)
                                 --------   --------    --------      --------
Net income (loss) applicable to
 Common shares.................. $ (9,159)  $ 14,693    $ (4,070)     $(25,446)
                                 ========   ========    ========      ========
Earnings per share
Net income (loss)............... $   (.86)  $   1.38    $   (.38)     $  (2.38)
                                 ========   ========    ========      ========

NOTE 20. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

   Liquidity. Although the Company anticipated that it would generate excess cash from operations in 1999, such excess cash did not materialize and, therefore, was not sufficient to discharge all of the Company's debt obligations as they became due. The Company relied on additional borrowings and land sales to meet its cash requirements. In 2000, the Company expects that it will generate excess cash from operations, due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of the Company's debt obligations as they mature. The Company will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

   Commitments. In March 1999, the Company reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, an additional one million units were purchased in January 2000 and the Company has committed to purchase an additional two million units in each of May 2001 and May 2002. See NOTE 11. "PREFERRED STOCK."

                          AMERICAN REALTY TRUST, INC.

   Litigation. The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Company's management the outcome of these lawsuits will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 21. SUBSEQUENT EVENTS

   In January 2000, ART sold its 420 acre Duchense Bad Lands land parcel for $43,000, receiving net cash of $42,000 after the payment of various closing costs. A gain will be recognized on the sale.

   Also in January 2000, ART sold a 1.1 acre tract of its Mason/Goodrich land parcel for $129,000, receiving no net cash after paying down by $116,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain will be recognized on the sale.

   Further in January 2000, ART sold a 2.6 acre tract of its Nashville land parcel for $405,000, receiving no net cash after paying down by $345,000 the mortgage debt secured by such land parcel and the payment of various closing costs. A gain will be recognized on the sale.

   In March 2000, NRLP sold the 172 unit Summerwind Apartments in Reseda, California, for $9.0 million, receiving net cash of $3.1 million after the payment of various closing costs. The purchaser assumed the $5.6 million mortgage secured by the property. A gain will be recognized on the sale.

   Also in March 2000, NRLP sold the 159 unit Windtree Apartments also in Reseda, California, for $8.4 million, receiving net cash of $2.9 million after the payment of various closing costs. The purchaser assumed the $5.1 million mortgage secured by the property. A gain will be recognized on the sale.

                                                                    SCHEDULE III

                          AMERICAN REALTY TRUST, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                     Cost
                                                 Capitalized
                                                Subsequent to           Gross Amounts of Which
                              Initial Cost       Acquisition            Carried at End of Year   Accumu-
                           ------------------ ------------------      --------------------------  lated    Date of
                   Encum-         Building &                                 Building &    (1)   Depreci- Construc-   Date
Property/Location  brances Land  Improvements Improvements Other      Land  Improvements  Total   ation     tion    Acquired
-----------------  ------- ----- ------------ ------------ -----      ----- ------------ ------- -------- --------- --------
                                                                (dollars in thousands)
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....   $4,389  $ 330    $3,275       $ 752     $ 674(/5/) $ 330   $ 4,701    $ 5,031  $3,007    1973     11/76
Ashford, Tampa,
FL..............    1,203    306     2,754         --        --         306     2,754      3,060     120    1967      1998
Bay Anchor,
Panama City,
FL..............      --      13       117         --        --          13       117        130       6    1979      1998
Bent Tree,
Addison, TX.....    8,640  1,047     7,036         783     1,278(/5/) 1,047     9,097     10,144   4,768    1980     06/80
Blackhawk, Ft.
Wayne, IN.......    4,112    253     4,081         292       685(/5/)   253     5,058      5,311   3,073    1972     12/78
Bridgestone,
Friendswood,
TX..............    2,155    169     1,780         192       286(/5/)   169     2,258      2,427   1,187    1979     06/82
Candlelight
Square, Lenexa,
KS..............    2,787    148     1,928         189       528(/5/)   148     2,645      2,793   1,489    1971     11/77
Carriage Park,
Tampa, FL.......    1,083    127     1,155         --        --         127     1,155      1,282      58    1966      1998
Chalet I,
Topeka, KS......    4,190    260     2,994          64       608(/5/)   260     3,666      3,926   1,846    1964     04/82
Chalet II,
Topeka, KS......    1,581    440     1,322         --        226(/5/)   440     1,548      1,988     175    1986     03/95
Chateau,
Bellevue, NB....    3,421    130     1,723         141       485(/5/)   130     2,349      2,479   1,151    1968     02/81
Chateau Bayou,
Ocean Springs,
MS..............    3,001    591     2,364         --        --         591     2,364      2,955     108    1973      1998
Club Mar,
Sarasota, FL....    6,324  1,248     4,993         273       917(/5/) 1,248     6,183      7,431     959    1973     07/93
Confederate
Point,
Jacksonville,
FL..............    5,375    246     3,736         722       998(/5/)   246     5,456      5,702   3,101    1969     05/79
Conradi House,
Tallahassee,
FL..............    1,084    128     1,151         --        --         128     1,151      1,279      58    1968      1998
Covered Bridge,
Gainesville,
FL..............    4,433    219     3,425         129       833(/5/)   219     4,387      4,606   2,967    1972     10/79
Crossing Church,
Tampa, FL.......      967    123     1,111         --        --         123     1,111      1,234      56    1967      1998
Daluce,
Tallahassee,
FL..............    2,583    221     2,619           4       --         221     2,623      2,844     131    1974      1998
Fair Oaks,
Euless, TX......    4,847    470     2,661         173       744(/5/)   470     3,578      4,048     876    1978     07/89
Falcon House,
Ft. Walton, FL..    2,048    219     1,967         --        --         219     1,967      2,186      98    1969      1998
Four Seasons,
Denver, CO......    9,306  1,264     8,447         836     1,797(/5/) 1,264    11,080     12,344   4,576    1970     07/84
Foxwood,
Memphis, TN.....    6,014    218     3,188         789       795(/5/)   218     4,772      4,990   2,598    1974     08/79
Georgetown,
Panama City, FL.      838    114     1,025         --        --         114     1,025      1,139      51    1974      1998
Governor Square,
Tallahassee, FL.    3,263    519     4,724          28       --         519     4,752      5,271     236    1974      1998
Grand Lagoon,
Panama City, FL.    1,235    165     1,498           2       --         165     1,500      1,665      75    1979      1998
Greenbriar,
Tallahassee, FL.    1,009    122     1,094         --        --         122     1,094      1,216      55    1985      1998
Hidden Valley,
Grand Rapids,
MI..............    8,088    274     3,636         375     1,089(/5/)   274     5,100      5,374   2,441    1973     07/81
Kimberly Woods,
Tucson, AZ .....    6,275    571     3,802       1,282       861(/5/)   571     5,945      6,516   3,654    1973     12/77
La Mirada,
Jacksonville,
FL..............    7,588    392     5,454       1,766     1,074(/5/)   392     8,294      8,686   4,832    1971     01/79
Lake Chateau,
Thomasville, GA.    1,135    153     1,379         --        --         153     1,379      1,532      69    1972      1998
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held
for Investment
Apartments
Arlington Place,
Pasadena, TX....    7-40 years
Ashford, Tampa,
FL..............   10-40 years
Bay Anchor,
Panama City,
FL..............   10-40 years
Bent Tree,
Addison, TX.....    7-40 years
Blackhawk, Ft.
Wayne, IN.......    7-40 years
Bridgestone,
Friendswood,
TX..............    7-40 years
Candlelight
Square, Lenexa,
KS..............    7-40 years
Carriage Park,
Tampa, FL.......   10-40 years
Chalet I,
Topeka, KS......    7-40 years
Chalet II,
Topeka, KS......    7-40 years
Chateau,
Bellevue, NB....    7-40 years
Chateau Bayou,
Ocean Springs,
MS..............   10-40 years
Club Mar,
Sarasota, FL....    7-40 years
Confederate
Point,
Jacksonville,
FL..............    7-40 years
Conradi House,
Tallahassee,
FL..............   10-40 years
Covered Bridge,
Gainesville,
FL..............    7-40 years
Crossing Church,
Tampa, FL.......   10-40 years
Daluce,
Tallahassee,
FL..............   10-40 years
Fair Oaks,
Euless, TX......    7-40 years
Falcon House,
Ft. Walton, FL..   10-40 years
Four Seasons,
Denver, CO......    7-40 years
Foxwood,
Memphis, TN.....    7-40 years
Georgetown,
Panama City, FL.   10-40 years
Governor Square,
Tallahassee, FL.   10-40 years
Grand Lagoon,
Panama City, FL.   10-40 years
Greenbriar,
Tallahassee, FL.   10-40 years
Hidden Valley,
Grand Rapids,
MI..............    7-40 years
Kimberly Woods,
Tucson, AZ .....    7-40 years
La Mirada,
Jacksonville,
FL..............    7-40 years
Lake Chateau,
Thomasville, GA.   10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                       Cost
                                                    Capitalized
                                                   Subsequent to           Gross Amounts of Which
                               Initial Cost         Acquisition            Carried at End of Year   Accumu-
                            ------------------- -------------------      --------------------------  lated    Date of
                    Encum-          Building &                                   Building &   (1)   Depreci- Construc-   Date
Property/Location  brances   Land  Improvements Improvements Other        Land  Improvements Total   ation     tion    Acquired
-----------------  --------------- ------------ ------------ ------      ------ ------------ ------ -------- --------- --------
                                                                  (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Lakeshore Villas,
Harris County,
TX...............  $  4,197 $7,956    $  --        $  --     $  --       $7,956    $  --     $7,956  $  --
Landings/Marina,
Pensacola, FL....     1,206    139     1,256          --        --          139     1,256     1,395      63    1979      1998
Lee Hills,
Tallahassee, FL..       146     26       236          --        --           26       236       262      12    1974      1998
Mallard Lake,
Greensboro, NC...     7,698    534     7,099          858     1,477(/5/)    534     9,434     9,968   5,328    1974     05/79
Med Villas, San
Antonio, TX......     2,896    712     2,848          --        --          712     2,848     3,560     131    1967      1998
Morning Star,
Tallahassee, FL..     1,238    149     1,346            2       --          149     1,348     1,497      67    1970      1998
Nora Pines,
Indianapolis,
IN...............     5,781    221     3,872          440     1,061(/5/)    221     5,373     5,594   3,063    1970     05/78
Northside Villas,
Tallahassee, FL..     2,919    414     3,758            1       --          414     3,759     4,173     164    1973      1998
Oak Hill,
Tallahassee, FL..     1,921    233     2,101            6       --          233     2,107     2,340     105    1974      1998
Oak Tree,
Grandview, MO....     4,190    304     3,543          245       606(/5/)    304     4,394     4,698   2,061    1968     03/82
Park Avenue,
Tallahassee, FL..     2,944    369     3,347            5       --          369     3,352     3,721     167    1985      1998
Pheasant Ridge,
Bellevue, NE.....     6,438    231     4,682        1,099     1,135(/5/)    231     6,916     7,147   3,767    1974     10/78
Pinecrest,
Tallahassee, FL..       976     99       891            1       --           99       892       991      45    1978      1998
Pines, Little
Rock, AR.........     3,074    278     3,490          317       520(/5/)    278     4,327     4,605   2,604    1977     11/77
Place One, Tulsa,
OK...............     7,271    784     5,186        1,008     1,349(/5/)    784     7,543     8,327   4,708    1970     04/77
Quail Point,
Huntsville, AL...     3,792    184     2,716          267       550(/5/)    184     3,533     3,717   2,272    1960     08/75
Regency, Lincoln,
NE...............     3,311    304     1,865          412       595(/5/)    304     2,872     3,176   1,255    1973     05/82
Regency, Tampa,
FL...............     1,757    450     4,052            1       --          450     4,053     4,503     177    1967      1998
Rockborough,
Denver, CO ......    10,124    702     4,495        1,112     1,471(/5/)    702     7,078     7,780   3,869    1973     01/78
Rolling Hills,
Tallahassee, FL..     2,956    335     3,012           45       --          335     3,057     3,392     152    1972      1998
Seville,
Tallahassee, FL..     1,315    187     1,687          --        --          187     1,687     1,874      84    1972      1998
Shadowood,
Addison, TX......     4,766    477     3,208          207       736(/5/)    477     4,151     4,628   2,292    1976     02/79
Sherwood Glen,
Urbandale, IA....     4,651    352     2,550          545       687(/5/)    352     3,782     4,134   2,377    1970     12/77
Stonebridge,
Florissant, MO...       --     193     2,076          261       482(/5/)    193     2,819     3,012   1,627    1975     10/77
Stonegate,
Tallahassee, FL..     1,065    188     1,693            5       --          188     1,698     1,886      74    1972      1998
Summerwind,
Reseda, CA.......     5,576    493     2,990          174       757(/5/)    493     3,921     4,414   2,495    1976     02/77
Sun Hollow, El
Paso, TX.........     4,667    385     4,159           75       695(/5/)    385     4,929     5,314   2,723    1977     09/79
Sunset, Odessa,
TX...............     1,836    345     1,382          --        --          345     1,382     1,727      63    1981      1998
Timber Creek,
Omaha, NE........     4,700    154     2,327          726       937(/5/)    154     3,990     4,144   2,241    1974     10/78
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Lakeshore Villas,
Harris County,
TX...............
Landings/Marina,
Pensacola, FL....  10-40 years
Lee Hills,
Tallahassee, FL..  10-40 years
Mallard Lake,
Greensboro, NC...   7-40 years
Med Villas, San
Antonio, TX......  10-40 years
Morning Star,
Tallahassee, FL..  10-40 years
Nora Pines,
Indianapolis,
IN...............   5-40 years
Northside Villas,
Tallahassee, FL..  10-40 years
Oak Hill,
Tallahassee, FL..  10-40 years
Oak Tree,
Grandview, MO....   7-40 years
Park Avenue,
Tallahassee, FL..  10-40 years
Pheasant Ridge,
Bellevue, NE.....   5-40 years
Pinecrest,
Tallahassee, FL..  10-40 years
Pines, Little
Rock, AR.........   7-40 years
Place One, Tulsa,
OK...............   7-40 years
Quail Point,
Huntsville, AL...   7-40 years
Regency, Lincoln,
NE...............   7-40 years
Regency, Tampa,
FL...............  10-40 years
Rockborough,
Denver, CO ......   7-40 years
Rolling Hills,
Tallahassee, FL..  10-40 years
Seville,
Tallahassee, FL..  10-40 years
Shadowood,
Addison, TX......   7-40 years
Sherwood Glen,
Urbandale, IA....   7-40 years
Stonebridge,
Florissant, MO...   7-40 years
Stonegate,
Tallahassee, FL..  10-40 years
Summerwind,
Reseda, CA.......   7-40 years
Sun Hollow, El
Paso, TX.........   7-40 years
Sunset, Odessa,
TX...............  10-40 years
Timber Creek,
Omaha, NE........   5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                        Cost
                                                    Capitalized
                                                   Subsequent to             Gross Amounts of Which
                               Initial Cost         Acquisition              Carried at End of Year    Accumu-
                            ------------------- --------------------       ---------------------------  lated    Date of
                    Encum-          Building &                                     Building &    (1)   Depreci- Construc-   Date
Property/Location  brances   Land  Improvements Improvements  Other         Land  Improvements  Total   ation     tion    Acquired
-----------------  --------------- ------------ ------------ -------       ------ ------------ ------- -------- --------- --------
                                                                   (dollars in thousands)
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Valley Hi,
Tallahassee, FL..  $    902 $   92   $   834      $   --     $   --        $   92   $   834    $   926  $   42    1980      1998
Villa Del Mar,
Wichita, KS......     3,755    387     3,134          116        527 (/5/)    387     3,777      4,164   1,977    1971     10/81
Villager, Ft.
Walton, FL.......       546    125     1,123            3        --           125     1,126      1,251      49    1972      1998
Villas, Plano,
TX...............     5,542    516     3,948          607        824 (/5/)    516     5,379      5,895   3,022    1977     04/79
Waters Edge III,
Gulfport, MS.....     3,792    331     1,324          --         --           331     1,324      1,655      50    1968      1998
Westwood, Mary
Ester, FL........     2,538    318     2,876            1        --           318     2,877      3,195     144    1972      1998
Westwood Parc,
Tallahassee, FL..     1,408    165     1,483          --         --           165     1,483      1,648      74    1974      1998
Whispering Pines,
Canoga Park, CA..     3,444    311     1,255          163        437 (/5/)    311     1,855      2,166     273    1977     12/93
Whispering Pines,
Topeka, KS.......     5,216    228     4,330        1,097      1,060 (/5/)    228     6,487      6,715   3,584    1972     02/78
White Pines,
Tallahassee, FL..       402     75       671            2        --            75       673        748      29    1974      1998
Windsor Tower,
Ocala, FL........     1,157    225     2,031          --         --           225     2,031      2,256      89    1982      1998
Windtree I & II,
Reseda, CA.......     5,070    460     2,739          214        666 (/5/)    460     3,619      4,079   2,269    1976     11/76
Wood Hollow, San
Antonio, TX......     5,521    888     7,261        1,818       (100)         888    10,114     11,002     --     1974     11/78
                                                               1,135
Woodlake,
Carrollton, TX...     8,740    585     5,848        1,041      1,214 (/5/)    585     8,103      8,688   4,315    1979     08/78
Woodsong II,
Smyrna, GA.......     5,827    322     3,705          340        870 (/5/)    322     4,915      5,237   3,297    1975     08/80
Woodstock,
Dallas, TX.......     5,561    888     5,193          417        933 (/5/)    888     6,543      7,431   3,727    1977     12/78
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Apartments--
(Continued)
Valley Hi,
Tallahassee, FL..  10-40 years
Villa Del Mar,
Wichita, KS......   7-40 years
Villager, Ft.
Walton, FL.......  10-40 years
Villas, Plano,
TX...............   7-40 years
Waters Edge III,
Gulfport, MS.....  10-40 years
Westwood, Mary
Ester, FL........  10-40 years
Westwood Parc,
Tallahassee, FL..  10-40 years
Whispering Pines,
Canoga Park, CA..   7-40 years
Whispering Pines,
Topeka, KS.......   7-40 years
White Pines,
Tallahassee, FL..  10-40 years
Windsor Tower,
Ocala, FL........  10-40 years
Windtree I & II,
Reseda, CA.......   7-40 years
Wood Hollow, San
Antonio, TX......   5-40 years
Woodlake,
Carrollton, TX...   7-40 years
Woodsong II,
Smyrna, GA.......   7-40 years
Woodstock,
Dallas, TX.......   7-40 years

Office Building
56 Expressway,
Oklahoma City,
OK...............     1,668    406     3,976          630     (2,386)(/3/)    406     2,457      2,863   1,974    1981     03/82
                                                                 237 (/5/)
Centura Tower,
Farmers Branch,
TX...............    21,675  3,900    29,285       15,002        132        3,900    44,419     48,319     --     1999      1999
Cooley Building,
Farmers Branch,
TX...............     1,988    729     2,918            3        --           729     2,921      3,650      91    1996      1999
Encino, Encino,
CA...............    35,489  4,072    36,651          115        --         4,072    36,766     40,838     611     --      05/99
Executive Court,
Memphis, TN......       --     271     2,099          743        232 (/5/)    271     3,074      3,345   1,716    1980     09/82
Marina Playa,
Santa Clara, CA..     7,837  1,237     4,339        5,505      2,421 (/5/)  1,237    12,265     13,502   6,757    1972     12/76
Melrose Business
Park, Oklahoma
City, OK.........       883    367     2,674          309     (1,000)(/3/)    367     2,174      2,541   1,429    1980     03/82
                                                                 191 (/5/)
One Hickory
Center, Farmers
Branch, TX.......     5,827    335       --         7,686        --           335     7,686      8,021     214    1998       --
Office Building
56 Expressway,
Oklahoma City,
OK...............   7-40 years
Centura Tower,
Farmers Branch,
TX...............   7-40 years
Cooley Building,
Farmers Branch,
TX...............   7-40 years
Encino, Encino,
CA...............   7-40 years
Executive Court,
Memphis, TN......   5-40 years
Marina Playa,
Santa Clara, CA..   5-40 years
Melrose Business
Park, Oklahoma
City, OK.........   5-40 years
One Hickory
Center, Farmers
Branch, TX.......  10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                       Cost
                                                   Capitalized
                                                  Subsequent to             Gross Amounts of Which
                               Initial Cost        Acquisition              Carried at End of Year    Accumu-
                            ------------------ --------------------       ---------------------------  lated    Date of
                    Encum-         Building &                                     Building &    (1)   Depreci- Construc-   Date
Property/Location  brances  Land  Improvements Improvements  Other         Land  Improvements  Total   ation     tion    Acquired
-----------------  -------------- ------------ ------------ -------       ------ ------------ ------- -------- --------- --------
                                                                  (dollars in thousands)
Properties Held for
Investment--(Continued)
Rosedale Towers,
Roseville, MN....  $  2,688 $ 665   $ 3,769      $ 1,207    $   --        $  665   $ 4,976    $ 5,641  $1,612     1974     1990
Two Hickory
Center, Farmers
Branch, TX.......     7,188   --      8,699          --         --           --      8,699      8,699     --       --       --
University
Square,
Anchorage, AK....       --    562     3,276          217     (1,875)(/3/)    562     1,726      2,288   1,440     1981    12/81
                     Life on
                      Which
                   Depreciation
                    In Latest
                    Statement
                   of Operation
Property/Location  is Computed
-----------------  ------------
Properties Held for
Investment--(Continued)
Rosedale Towers,
Roseville, MN....  10-40 years
Two Hickory
Center, Farmers
Branch, TX.......  10-40 years
University
Square,
Anchorage, AK....   5-40 years

Shopping Centers
Collection,
Denver, CO.......    14,970   --     20,210          111        --           --     20,321     20,321   1,198      --      1997
Cross County
Mall, Mattoon,
IL...............     6,784   608     6,468        6,255      1,103 (/5/)    608    13,826     14,434   8,228     1971    08/79
Cullman, Cullman,
AL...............       355   400     1,830          160        290 (/5/)    400     2,280      2,680   1,277     1979    02/79
Harbor Plaza,
Aurora, CO.......     1,758   817     2,587          371        167 (/5/)    817     3,125      3,942   1,884     1979    09/81
Katella Plaza,
Orange, CA.......     1,197   --      2,844          479        274 (/5/)    --      3,597      3,597   2,264     1971    12/80
Oaktree Shopping
Village, Lubbock,
TX...............     1,473   192     1,431            7        --           192     1,438      1,630     152     1981     1995
Preston Square,
Dallas, TX.......     2,591   389     1,555        1,681        --           389     3,236      3,625     156      --      1997
Regency Point,
Jacksonville,
FL...............     1,817   647     5,156        2,391        660 (/5/)  1,792     7,062      8,854   3,024     1982    06/84
Westwood,
Tallahassee,
FL...............       455   --      5,424        1,618        522 (/6/)    522     7,978      8,500   3,332     1980    10/83
                                                                936 (/5/)
Shopping Centers
Collection,
Denver, CO.......  10-40 years
Cross County
Mall, Mattoon,
IL...............   5-40 years
Cullman, Cullman,
AL...............   7-40 years
Harbor Plaza,
Aurora, CO.......   7-40 years
Katella Plaza,
Orange, CA.......   7-40 years
Oaktree Shopping
Village, Lubbock,
TX...............  10-40 years
Preston Square,
Dallas, TX.......  10-40 years
Regency Point,
Jacksonville,
FL...............   5-40 years
Westwood,
Tallahassee,
FL...............   5-40 years

Merchandise Mart
Denver Mart,
Denver, CO.......    29,552 4,824     5,184       14,401        --         4,824    19,585     24,409   3,387    1965/     1992
                                                                                                                  1986
Merchandise Mart
Denver Mart,
Denver, CO.......  10-40 years

Hotels
Best Western
Hotel, Virginia
Beach, VA........     4,513 1,521     5,754          905        --         1,521     6,659      8,180     776     1983     1996
AKC Holiday Inn,
Kansas City, MO..     6,070 1,110     4,535        2,492        --         1,110     7,027      8,137   2,343     1974     1993
Piccadilly
Airport, Fresno,
CA...............     5,185   --      7,834          451        --           --      8,285      8,285     475     1970     1997
Piccadilly
Chateau, Fresno,
CA...............     2,182   --      3,906           74        (33)         --      3,947      3,947     224     1989     1997
Piccadilly Shaws,
Fresno, CA.......     6,022 2,392     9,567          958        --         2,392    10,525     12,917     587     1973     1997
Piccadilly
University,
Fresno, CA.......     5,856   --     12,011          297       (163)         --     12,145     12,145     667     1984     1997
Quality Inn,
Denver, CO.......     3,888   --        302        2,293        --           --      2,595      2,595     307     1974     1994
Williamsburg
Hospitality
House,
Williamsburg,
VA...............    14,197 4,049    16,195        1,578        --         4,049    17,773     21,822   1,292     1973     1997
Hotels
Best Western
Hotel, Virginia
Beach, VA........  10-40 years
AKC Holiday Inn,
Kansas City, MO..  10-40 years
Piccadilly
Airport, Fresno,
CA...............  10-40 years
Piccadilly
Chateau, Fresno,
CA...............  10-40 years
Piccadilly Shaws,
Fresno, CA.......  10-40 years
Piccadilly
University,
Fresno, CA.......  10-40 years
Quality Inn,
Denver, CO.......  10-40 years
Williamsburg
Hospitality
House,
Williamsburg,
VA...............  10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                               Cost
                                                            Capitalized
                                                           Subsequent to               Gross Amounts of Which
                                     Initial Cost           Acquisition                Carried at End of Year     Accumu-
                                 --------------------- ---------------------       ------------------------------  lated
                    Encum-                 Building &                                        Building &    (1)    Depreci-
Property/Location  brances         Land   Improvements Improvements  Other           Land   Improvements  Total    ation
-----------------  --------      -------- ------------ ------------ --------       -------- ------------ -------- --------
                                                                      (dollars in thousands)
Properties Held for
Investment--(Continued)
Single Family
Residence
Tavel Circle,
Dallas, TX......   $    125      $     53   $    217     $   --     $    --        $     53   $    217   $    270 $     22
                   --------      --------   --------     -------    --------       --------   --------   -------- --------
                    466,039        63,140    434,443      82,676      36,318         63,662    552,915    616,577  164,583
Properties Held
for Sale
Land
Bad Lands,
Duchesne, UT....        --             25        --          --          --              25        --          25      --
Bonneau, Dallas
County, TX......     20,994         1,102        --          --          --           1,102        --       1,102      --
Centura
Holdings,
Farmers Branch,
TX..............        --          7,071        --          --          --           7,071        --       7,071      --
Chase Oaks,
Plano, TX.......      2,000         4,511        --          227      (1,607)(/4/)    3,131        --       3,131      --
Croslin, Dallas,
TX..............        260           327        --            6         --             333        --         333      --
Dalho, Farmers
Branch, TX......           (/7/)      331        --          --          --             331        --         331      --
Desert Wells,
Palm Desert,
CA..............     10,000        12,846        --          --          --          12,846        --      12,846      --
Eldorado
Parkway, Collin
County, TX......        528         1,015        --            7          --          1,022        --       1,022      --
Frisco Bridges,
Collin County,
TX..............     18,873        50,361        --          --      (16,273)(/4/)   34,088        --      34,088      --
FRWM Cummings,
Farmers Branch,
TX..............        --          1,284        --          --          --           1,284        --       1,284      --
Hollywood
Casino, Farmers
Branch, Texas...      6,221        11,581        --          --          --          11,581        --      11,581      --
HSM, Farmers
Branch, TX......           (/7/)    2,361        --          --          --           2,361        --       2,361      --
Jeffries Ranch,
Oceanside, CA...           (/7/)    1,178        --          --          --           1,178        --       1,178      --
JHL Connell,
Carrollton, TX..        --          1,451        --          --          (25)(/4/)    1,426        --       1,426      --
Katrina, Palm
Desert, CA......     15,851        40,211        --          --       (6,057)(/4/)   34,154        --       9,923      --
Katy Road,
Harris County,
TX..............      6,042         5,920        --          --          --           5,920        --       2,416      --
Keller, Tarrant
County, TX......           (/7/)    6,847        --          374        (274)(/4/)    6,947        --       6,947      --
Lacy Longhorn,
Farmers Branch,
TX..............      1,175         1,908        --          --          --           1,908        --       1,908      --
Las Colinas I,
Las Colinas,
TX..............      5,045        14,076        --            2      (4,155)(/4/)    9,923        --       9,923      --
Leone, Irving
TX..............      1,210         1,625        --          --                       1,625        --       1,625      --
Marine Creek,
Fort Worth, TX..           (/7/)    2,366        --           50         --           2,416        --       2,416      --
McKinney Corners
I, Collin
County, TX......      4,800(/7/)    3,686        --          --          --           3,686        --       3,686      --

                                        Life on
                                         Which
                                      Depreciation
                                       In Latest
                    Date of            Statement
                   Construc-   Date   of Operation
Property/Location    tion    Acquired is Computed
-----------------  --------- -------- ------------
Properties Held for
Investment--(Continued)
Single Family
Residence
Tavel Circle,
Dallas, TX......
Properties Held
for Sale
Land
Bad Lands,
Duchesne, UT....      N/A      1992       --
Bonneau, Dallas
County, TX......      N/A      1998       --
Centura
Holdings,
Farmers Branch,
TX..............      N/A      1999       --
Chase Oaks,
Plano, TX.......      N/A      1997       --
Croslin, Dallas,
TX..............      N/A      1998       --
Dalho, Farmers
Branch, TX......      N/A      1997       --
Desert Wells,
Palm Desert,
CA..............      N/A      1998       --
Eldorado
Parkway, Collin
County, TX......      N/A      1998       --
Frisco Bridges,
Collin County,
TX..............      N/A      1999       --
FRWM Cummings,
Farmers Branch,
TX..............      N/A      1998       --
Hollywood
Casino, Farmers
Branch, Texas...      N/A      1997       --
HSM, Farmers
Branch, TX......      N/A      1998       --
Jeffries Ranch,
Oceanside, CA...      N/A      1996       --
JHL Connell,
Carrollton, TX..      N/A      1998       --
Katrina, Palm
Desert, CA......      N/A      1998       --
Katy Road,
Harris County,
TX..............      N/A      1997       --
Keller, Tarrant
County, TX......      N/A      1997       --
Lacy Longhorn,
Farmers Branch,
TX..............      N/A      1997       --
Las Colinas I,
Las Colinas,
TX..............      N/A      1995       --
Leone, Irving
TX..............      N/A      1996       --
Marine Creek,
Fort Worth, TX..      N/A      1998       --
McKinney Corners
I, Collin
County, TX......      N/A      1997       --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                                                Cost
                                                                            Capitalized
                                                                           Subsequent to                Gross Amounts of Which
                                                     Initial Cost           Acquisition                 Carried at End of Year
                                                 --------------------- ----------------------       ------------------------------
                                    Encum-                 Building &                                         Building &    (1)
Property/Location                  brances         Land   Improvements Improvements   Other           Land   Improvements  Total
-----------------                  --------      -------- ------------ ------------ ---------       -------- ------------ --------
                                                                                      (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
McKinney Corners
II,
Collin County,
TX..............                   $    -- (/7/) $  5,911   $    --      $   --     $ (4,204)(/4/)  $  1,707   $    --    $  1,707
McKinney Corners
III,
Collin County,
TX..............                        -- (/7/)      954        --          --           --             954        --         954
McKinney Corners
IV,
Collin County,
TX..............                        -- (/7/)    2,679        --          --        (1,710)(/4/)      969        --         969
McKinney Corners
V,
Collin County,
TX..............                        -- (/7/)    1,118        --          --           --           1,118        --       1,118
Mason/Goodrich,
Houston, TX.....                      4,625        10,983        --           83         (442)(/4/)   10,624        --      10,624
Mendoza, Dallas,
TX..............                        153           192        --          --           --             192        --         192
Messick, Palm
Springs, CA.....                      2,200         3,610        --          --           --           3,610        --       3,610
Monterrey,
Riverside, CA...                      4,500         5,969        --          --           --           5,969        --       5,969
Nashville,
Nashville, TN...                      2,310         7,774        --          --           --           7,774        --       7,774
Pantex, Collin
County, TX......                      4,546         5,759        --          --           --           5,759        --       5,759
Parkfield,
Denver, CO......                      4,825         9,112        --          224       (1,858)(/4/)    7,254        223      7,478
Pioneer
Crossing,
Austin, TX......                     19,286        23,255        --          297          --          23,551        --      23,551
Plano Parkway,
Plano, TX.......                        -- (/7/)   11,493        --          --        (7,518)         3,975        --       3,975
Rasor, Plano,
TX..............                      7,936        15,316        --          271      (10,191)(/4/)    5,396        --       5,396
Rowlett Creek, Collin County, TX.                   1,663        --          --           --           1,663        --       1,663
Santa Clarita,
Santa Clarita,
CA..............                      1,173(/7/)    1,488        --          --           (82)(/4/)    1,406        --       1,406
Scoggins,
Tarrant County,
TX..............                           (/7/)    3,439        --          --          (894)         2,545        --       2,545
Scout, Tarrant
County, TX .....                           (/7/)    2,388        --          --          (321)         2,067        --       2,067
Stagliano,
Farmers Branch,
TX..............                           (/7/)      566        --          --           --             566        --         566
Thompson,
Farmers Branch,
TX..............                      1,175           948        --          --           --             948        --         948
Thompson II,
Dallas County,
TX..............                        --            505        --          --           --             505        --         505
Tomlin, Farmers
Branch, TX......                      1,175         1,878        --          --           --           1,878        --       1,878
Treefarm--LBJ,
Dallas County,
TX..............                        -- (/7/)    2,568        --          --           --           2,568        --       2,568
                                                                 Life on
                                                                  Which
                                                               Depreciation
                                   Accumu-                      In Latest
                                    lated    Date of            Statement
                                   Depreci- Construc-   Date   of Operation
Property/Location                   ation     tion    Acquired is Computed
-----------------                  -------- --------- -------- ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
McKinney Corners
II,
Collin County,
TX..............                   $    --     N/A      1997       --
McKinney Corners
III,
Collin County,
TX..............                        --     N/A      1997       --
McKinney Corners
IV,
Collin County,
TX..............                        --     N/A      1997       --
McKinney Corners
V,
Collin County,
TX..............                        --     N/A      1997       --
Mason/Goodrich,
Houston, TX.....                        --     N/A      1998       --
Mendoza, Dallas,
TX..............                        --     N/A      1998       --
Messick, Palm
Springs, CA.....                        --     N/A      1998       --
Monterrey,
Riverside, CA...                        --     N/A      1999       --
Nashville,
Nashville, TN...                        --     N/A      1999       --
Pantex, Collin
County, TX......                        --     N/A      1997       --
Parkfield,
Denver, CO......                        --     N/A      1996       --
Pioneer
Crossing,
Austin, TX......                        --     N/A      1997       --
Plano Parkway,
Plano, TX.......                        --     N/A      1999       --
Rasor, Plano,
TX..............                        --     N/A      1997       --
Rowlett Creek, Collin County, TX.       --     N/A      1999       --
Santa Clarita,
Santa Clarita,
CA..............                        --     N/A      1997       --
Scoggins,
Tarrant County,
TX..............                        --     N/A      1998       --
Scout, Tarrant
County, TX .....                        --     N/A      1997       --
Stagliano,
Farmers Branch,
TX..............                        --     N/A      1997       --
Thompson,
Farmers Branch,
TX..............                        --     N/A      1997       --
Thompson II,
Dallas County,
TX..............                        --     N/A      1998       --
Tomlin, Farmers
Branch, TX......                        --     N/A      1997       --
Treefarm--LBJ,
Dallas County,
TX..............                        --     N/A      1997       --

                                                                    SCHEDULE III
                                                                     (Continued)
                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 1999

                                                               Cost
                                                            Capitalized
                                                           Subsequent to               Gross Amounts of Which
                                     Initial Cost           Acquisition                Carried at End of Year     Accumu-
                                 --------------------- ---------------------       ------------------------------  lated
                    Encum-                 Building &                                        Building &    (1)    Depreci-
Property/Location  brances         Land   Improvements Improvements  Other           Land   Improvements  Total    ation
-----------------  --------      -------- ------------ ------------ --------       -------- ------------ -------- --------
                                                                      (dollars in thousands)
Properties Held for
Sale--(Continued)
Land--
(Continued)
Valley Ranch,
Irving, TX......   $  1,500(/7/) $ 16,592   $    --      $   --     $(10,159)(/4/) $  2,517   $    --    $  2,517 $    --
                                                                      (3,916)(/3/)
Valley Ranch
III, Irving,
TX..............                    2,248        --          --          --           2,248        --       2,248      --
Valley Ranch IV,
Irving, TX......      1,533         2,187        --          --          --           2,187        --       2,187      --
Valwood, Dallas,
TX..............     12,000        13,969        --          227        (265)(/4/)   13,931        --      13,931      --
Van Cattle,
McKinney, TX....      1,471         2,092        --          --          --           2,092        --       2,092      --
Varner Road,
Riverside, CA...                    2,550                                             2,550                 2,550      --
Vineyards,
Grapevine, TX...      3,430         4,982        --          --          --           4,982        --       4,982      --
Vineyards II,
Grapevine, TX...      4,000         6,934        --          --          --           6,934        --       6,934      --
Vista Business
Park,
Travis County,
TX..............      2,261         3,281        --           10         --           3,291        --       3,291      --
Vista Ridge,
Lewisville, TX..      9,378        16,322        --          --       (2,345)(/4/)   13,977        --      13,977      --
Wakefield,
Allen, TX.......        612         1,383        --          --          --           1,383        --       1,383      --
Walker, Dallas
County, TX......     12,825        13,534        --          --          --          13,534        --      13,534      --
Willow Springs,
Riverside, CA...        --          5,082        --          --          --           5,082        --       5,082      --
Woolley, Farmers
Branch, TX......        --            214        --          --          --             214        --         214      --
Yorktown, Harris
County, TX......      1,926         8,381        --          --        2,001          6,380        --       6,380      --
Other (7
properties).....        245           755        --          --          --             755        --         755      --
                   --------      --------   --------     -------    --------       --------   --------   -------- --------
                    197,917       392,157        --        1,776     (74,297)       319,636        --     319,636      --
                   --------      --------   --------     -------    --------       --------   --------   -------- --------
                   $663,956      $455,297   $434,443     $84,452    $(37,979)      $383,298   $552,915   $936,213 $164,583
                   ========      ========   ========     =======    ========       ========   ========   ======== ========
                                        Life on
                                         Which
                                      Depreciation
                                       In Latest
                    Date of            Statement
                   Construc-   Date   of Operation
Property/Location    tion    Acquired is Computed
-----------------  --------- -------- ------------
Properties Held for
Sale--(Continued)
Land--
(Continued)
Valley Ranch,
Irving, TX......      N/A       1996      --
Valley Ranch
III, Irving,
TX..............      N/A       1997      --
Valley Ranch IV,
Irving, TX......      N/A       1998      --
Valwood, Dallas,
TX..............      N/A       1996      --
Van Cattle,
McKinney, TX....      N/A       1999      --
Varner Road,
Riverside, CA...      N/A       1999      --
Vineyards,
Grapevine, TX...      N/A       1997      --
Vineyards II,
Grapevine, TX...      N/A       1999      --
Vista Business
Park,
Travis County,
TX..............      N/A       1998      --
Vista Ridge,
Lewisville, TX..      N/A       1998      --
Wakefield,
Allen, TX.......      N/A       1999      --
Walker, Dallas
County, TX......      N/A       1998      --
Willow Springs,
Riverside, CA...      N/A       1999      --
Woolley, Farmers
Branch, TX......      N/A       1999      --
Yorktown, Harris
County, TX......      N/A       1998      --
Other (7
properties).....      N/A    Various      --

----
(1) The aggregate cost for federal income tax purposes is $806 million.
(2) Does not include discounts and mortgages payable totaling $13,781 on real estate which has been sold but for which NRLP remains liable on the underlying mortgage note.
(3) Writedown of property to estimated net realizable value.
(4) Cost basis assigned to portion of property sold.
(5) Purchase accounting basis adjustment to Partnership properties.
(6) Acquisition of ground lease.
(7) Pledged as collateral on a loan primarily secured by another parcel of land.

                                                                    SCHEDULE III
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................. $943,303  $307,833  $128,366
  Additions
    NRLP properties...............................      --    425,813       --
    Acquisitions and improvements.................  194,605   230,549   201,955
    Foreclosures..................................    6,389    17,019    20,226
  Deductions......................................
    Sales of real estate.......................... (208,084)  (37,911)  (42,714)
                                                   --------  --------  --------
Balance at December 31,........................... $936,213  $943,303  $307,833
                                                   ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................. $208,396  $  5,380  $  9,331
  Additions
    Depreciation .................................   15,130     5,246     2,244
    NRLP properties...............................      --    197,770       --
  Deductions
    Sales of real estate..........................  (58,943)      --     (6,195)
                                                   --------  --------  --------
Balance at December 31,........................... $164,583  $208,396  $  5,380
                                                   ========  ========  ========

                                                                     SCHEDULE IV

                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1999

                                                                                                       Principal
                                                                                            Carrying   Amount of
                                                                                             Amounts     Loans
                                                                                               of      Subject to
                                                                                    Face    Mortgage   Delinquent
                                    Final                                          Amount      Net     Principal
                          Interest Maturity                                 Prior    of        of          or
Description                 Rate     Date       Periodic Payment Terms      Liens Mortgage Discount(1)  Interest
-----------               -------- -------- ------------------------------- ----- -------- ----------- ----------
                                                          (dollars in thousands)
FIRST MORTGAGE LOANS

Banc Boston.............    8.75%   02/14   Principal and interest monthly. $--    $  63      $  16       $--
Secured by a condominium
in Fort Lauderdale, FL.

Cuchara Partners, Ltd.
and Ski Rio Partners,
Ltd.(3).................   16.00%   03/00   All principal and interest due   --    1,912      1,581        --
Secured by approximately                    at maturity.
450 acres of land in
Huerfano County, CO and
a promissory note
secured by 2,623 acres
of land in Taos, NM.

Ellis Development
Company, Inc............   14.00%   08/00   All principal and interest are   --      946        942        --
Secured by 4.5 acres of                     due at maturity.
land in Abilene, TX;
collateral assignment of
a $220,000 note; and the
guarantees of the
borrowers.

RB Land and Cattle, LLC.   10.00%   12/98   All principal and interest are   --      350        367        --
Secured by a 7,200 acre                     due at maturity.
ranch in Foard County,
TX

JUNIOR MORTGAGE LOANS

JNC Enterprises, Ltd.-
Broomfield(2)...........   16.00%   03/00   All principal and interest are   --    1,950      1,950        --
Secured by second lien                      due at maturity.
on 3.5 acres of land in
Dallas, TX.

JNC Enterprises, Ltd.--
Frisco Panther Partners,
Ltd.(2).................   16.00%   03/00   All principal and interest are   --    1,280      1,263        --
Secured by a second lien                    due at maturity.
on 408.23 acres of land
in Frisco, TX.

JNC Enterprises, Ltd.--
Line of Credit(2)(3)....   16.00%   03/00   All principal and interest are   --    5,000      5,000        --
Secured by a second lien                    due at maturity.
on 1,791 acres of land
in Denton County, TX and
a second lien on 91
acres of land in Plano,
TX.

JNC Enterprises, Ltd.--
Laws (2)(3).............   16.00%   03/00   All principal and interest are   --      600        600        --
Secured by second lien                      due at maturity.
on 1.3 acres of land in
Dallas, TX.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1999

                                                                                                     Carrying
                                                                                             Face   Amounts of
                             Final                                                          Amount   Mortgage
                  Interest Maturity                                                  Prior    of      Net of
Description         Rate     Date                Periodic Payment Terms              Liens Mortgage Discount(1)
-----------       -------- --------- ----------------------------------------------- ----- -------- -----------
                                                                                               (dollars in
                                                                                                thousands)
OTHER
261, Ltd........   14.00%      03/00 All principal and interest due at maturity.     $ --   $2,400    $2,400
Secured by 100%
partnership
         interest in
Partner Capital,
Ltd.              Principal Amount of
                    Loans Subject to
                  Delinquent Principal
Description           or Interest
-----------       --------------------
OTHER
261, Ltd........         $ --
Secured by 100%
partnership
interest in
Partner Capital,
Ltd.

14875
Landmark(3).....   14.00%      04/00 Monthly interest only.                            --    1,175     1,175
Secured by a
pledge of
partnership
interest in
14875Landmark which
Landmark(3).....owns commer-- cial
Securedrbyeaal estate in
pledgeAofddison, TX.
partnership
interest in
Landmark which
owns commercial
real estate in
Addison, TX.

Bordeaux
Investments.....   14.00%      12/99 All principal and interest are due at maturity.   --    1,591     1,353
Secured by (i) a
100% membership
interest in
Bordeaux, which
Bordeauxowns a shopping
Investments.....center in  --
SecuredObyk(i)laahoma City,
100%OmembershipK; (ii) 100% of
interesttinhe stock of
Bordeaux,Bwhichordeaux
ownsIanshoppingvestments One,
centerIinnc., which owns
Oklahoma6City,.5 acres of
OK;u(ii)n100%dofeveloped land
theistocknofOklahoma
BordeauxCity, OK; and
Investments(One,iii) the
Inc.,pwhicheownsrsonal
6.5gacresuofarantees of
undevelopedtlandhe Bordeaux
inmOklahomaembers.
City, OK; and
(iii) the
personal
guarantees of
the Bordeaux
members.

D.C. Carter(4)..   13.50%  On Demand On demand.                                        --      909       909
Secured by
partnership
interest.
D.C. Carter(4)..           --
Secured by
partnership
interest.

La Quinta Land
Partners, LLC      15.00%      04/00 All principal and interest are due at maturity.   --      635       404
Secured by
personal
guarantee of the
manager of the
LabQuintaoLandrrower.
Partners, LLC              404
Secured by
personal
guarantee of the
manager of the
borrower.

Lordstown, L.P.    14.00%      03/00 All principal and interest due at maturity.       --    2,024     2,024
Secured by 100%
partnership
interest in
Partner Capital,
Ltd.
Lordstown, L.P.            --
Secured by 100%
partnership
interest in
Partner Capital,
Ltd.

Treetops/Colony
Meadows.........   16.00%      08/00 $200,000 principal due in                         --    2,300     2,147
Secured by
limited
partnership
interest in two
limited
partnerships
which own                            December 1999. Monthly
apartments in                        payments of interest only at 6.0%
Houston, TX.                         beginning February 2000.
Treetops/Colony
Meadows.........         2,147
Secured by
limited
partnership
interest in two
limited
partnerships
which own
apartments in
Houston, TX.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1999

                                                                                                      Principal
                                                                                           Carrying   Amount of
                                                                                            Amounts     Loans
                                                                                              of      Subject to
                                                                                   Face    Mortgage   Delinquent
                                    Final                                         Amount      Net     Principal
                          Interest Maturity                                Prior    of        of          or
Description                 Rate     Date       Periodic Payment Terms     Liens Mortgage Discount(1)  Interest
-----------               -------- -------- ------------------------------ ----- -------- ----------- ----------
                                                                                  (dollars in thousands)
OTHER--Continued

One Realco Corporation..   12.00%   02/02   All principal and interest are $--   $ 4,970    $ 4,970     $  --
                                            due at maturity.
Realty Advisors.........   10.25%   11/01   All principal and interest are  --     4,749      4,749        --
Secured by 100% of its                      due at maturity.
interest in an insurance
company.
UNSECURED
McKinney Corners........    8.50%   03/00   All principal and interest due  --     5,400      5,400        --
                                            at maturity.
Warwick Summit, Inc.....   14.00%   12/99   All principal and interest are  --     1,886      1,670        --
                                            due at maturity.
                                                                           ----  -------    -------     ------
                                                                           $--   $40,140     38,920     $2,551
                                                                           ====  =======                ======
Interest receivable.....                                                                      2,356
Deferred gains..........                                                                        (25)
Discounts...............                                                                        (70)
Allowance for estimated
losses..................                                                                     (2,577)
                                                                                            -------
                                                                                            $38,604
                                                                                            =======

----
(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 1999. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.
(2) Cross-collateralized and cross-defaulted.
(3) Cross-collateral securing a $6.1 million note payable.
(4) Receivable from a partner in a partnership in which the Company is a 27% limited partner.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          AMERICAN REALTY TRUST, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                     (dollars in thousands)
Balance at January 1,............................. $ 54,630  $ 32,552  $ 56,745
Additions
  New mortgage loans..............................   62,741       594     8,567
  Compounding of interest.........................      --        --          8
  Funding of existing loans.......................      315       --        150
  NRLP mortgage loans.............................      --     53,899       --
Deductions
  Collections of principal........................  (39,978)   (7,803)   (4,489)
  Note canceled on repurchase of property.........      --     (1,300)      --
  Conversion to property interest.................  (30,138)      --        --
  Sale of note receivable.........................      --       (599)  (16,985)
  Write-off of principal..........................      --        --     (2,723)
  Foreclosures....................................   (6,389)  (22,713)   (8,721)
                                                   --------  --------  --------
Balance at December 31,........................... $ 41,181  $ 54,630  $ 32,552
                                                   ========  ========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.
                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

   The affairs of American Realty Trust, Inc. ("ART") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

   The Directors of ART are listed below, together with their ages, terms of service, all positions and offices with ART or its advisor, Basic Capital Management, Inc. ("BCM"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliate" when used below with respect to a Director means that the Director is an officer, director or employee of BCM or an officer or employee of ART. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of ART nor a director, officer or employee of BCM, although ART may have certain business or professional relationships with such Director, as discussed in
ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

   KARL L. BLAHA: Age 52, Director (Affiliated) (since June 1996). President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993).

     President (since September 1999), Executive Vice President--Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"); Director (since December 1998), President (since August 1999) and Executive Vice President and Director of Commercial Asset Management (January 1998 to August 1999) of NRLP Management Corp. ("NMC"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and a wholly-owned subsidiary of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM; and Director (since
  1996) of First Equity.

   ROY E. BODE: Age 52, Director (Independent) (since September 1996).

     Vice President of Public Affairs (since May 1992) of University of Texas Southwestern Medical Center; Editor (June 1988 to December 1991) of Dallas Times Herald; and Executive Board Member (since October 1996) of Yellow Rose Foundation for Multiple Sclerosis Research.

   COLLENE C. CURRIE: Age 51, Director (Independent) (since February 1999).

     Vice President and Senior Relationship Manager (February 1996 to March
  1999) of NationsBank Private Client Group of Dallas; Director (since April
  1998) of NMC; Director of Marketing and Communications (October 1993 to January 1999) of the Dallas Opera; and Business Transformation Consultant (August 1988 to October 1993) for IBM.

   AL GONZALEZ: Age 63, Director (Independent) (since 1989).

     President (since March 1991) of AGE Refining, Inc.; President (January 1988 to March 1991) of Moody-Day Inc.; owner and President of Gulf-Tex Construction Company ("Gulf-Tex"); owner and lessor of two restaurant sites in Dallas, Texas; Director (since April 1990) of Avacelle, Inc. ("Avacelle"), which is 53% owned by ART and 47% owned by BCM; Director (1988 to 1992) of Greenbriar Corp.; and member (1987 to 1989) of the Dallas City Council.

   CLIFF HARRIS: Age 51, Director (Independent) (since 1997).

     President (since 1995) of Energy Transfer Group, L.L.C.; Project Development Vice President (1990 to 1995) of Marsh & McLennan; Vice Chairman (1990 to 1997) of the Dallas Rehabilitation Institute; Director (since 1992) of Court Appointed Special Advocates; and Director (since
  1989) of the NFL Alumni Association.

   CAREY M. PORTMAN: Age 47; Director (Affiliated) (since December 1999). Vice President (since December 1999).

     Director and Vice President (since 1999) of BCM; Chairman, Vice Chairman and Director (since 1991) of Commerce International Incorporated (USA) (London) Ltd.; Partner and Director (since 1991) of Pathway Ltd.; Vice President (1995 to 1997) of E.D. & F. Man International Futures; and Vice President (1982 to 1985) of Chavin Enterprises.

Board Meetings and Committees

   The Board of Directors held 17 meetings during 1999. For such year, no incumbent Director attended fewer than 75% of (1) the total number of meetings held by the Board during the period for which he or she had been a Director and (2) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served.

   The Board of Directors has an Audit Committee the function of which is to review ART's operating and accounting procedures. The members of the Audit Committee, all of whom are Independent Directors, are Messrs. Gonzalez (Chairman), Bode and Currie. The Audit Committee met twice during 1999.

   The Board of Directors has a Stock Option Committee the function of which is to administer ART's stock option plan. The members of the Stock Option Committee are Messrs. Bode, Gonzalez and Harris. The Stock Option Committee met once in 1999.

   The Board of Directors does not have nominating or compensation committees.

Executive Officers

   The following persons, in addition to Karl L. Blaha, currently serve as executive officers of ART: Bruce A. Endendyk, Executive Vice President; Thomas
A. Holland, Executive Vice President and Chief Financial Officer, Steven K. Johnson, Executive Vice President--Residential Asset Management, and David W. Starowicz, Executive Vice President--Commercial Asset Management. Their positions with ART are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with ART or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk, Holland, Johnson and Starowicz are set forth below.

   BRUCE A. ENDENDYK: Age 51, Executive Vice President (since January 1995).

     President (since November 1999) of Regis Realty, Inc. ("Regis") and (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, IORI and TCI, and (since January 1998) of NMC; and Management Consultant (November 1990 to December 1994).

   THOMAS A. HOLLAND: Age 57, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

     Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, IORI and TCI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; and Secretary (February 1997 to June
  1999) of IORI and TCI.

   STEVEN K. JOHNSON: Age 42, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

     Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, IORI and TCI; Executive Vice President--Residential Asset Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; and Executive Vice President (December 1994 to August 1998) of Garden Capital Management, Inc.

   DAVID W. STAROWICZ: Age 44, Executive Vice President--Commercial Asset Management (since September 1999) and Vice President (May 1992 to September
1999).

     Executive Vice President--Commercial Asset Management (since September
  1999), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, IORI and TCI.

Officers

   Although not an executive officer, Robert A. Waldman, currently serves as Senior Vice President, Secretary and General Counsel. His position with ART is not subject to a vote of stockholders. His age, term of service, all positions and offices with ART or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   ROBERT A. WALDMAN: Age 47, Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November
  1989) of BCM; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

   In addition to the foregoing officers, ART has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, ART's Directors, executive officers, and any persons holding more than ten percent of ART's shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and ART is required to report any failure to file by these dates during 1999. All of these filing requirements were satisfied by ART's Directors and executive officers and ten percent holders. In making these statements, ART has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

   Although the Board of Directors is directly responsible for managing the affairs of ART and for setting the policies which guide it, the day-to-day operations of ART are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM also serves as consultant in connection with ART's business plan and investment policy decisions made by the Board.

   BCM has served as advisor to ART since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services. Karl L. Blaha, President and a Director of ART, also serves as President of BCM, President of NMC, IORI and TCI. As of March 3, 2000, BCM owned 6,008,867 shares of ART's Common Stock, approximately 56.9% of the shares then outstanding.

   The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.125% per month (1.5% on an annualized basis) of Average Invested Assets. On October 23, 1991, based on the recommendation of BCM, the Board approved a reduction in the advisor's base fee by 50% effective October 1, 1991. This reduction remains in effect until ART's earnings for the four preceding quarters equals or exceeds $.50 per share.

   In addition to base compensation, BCM, or an affiliate of BCM, receives the following forms of additional compensation:

     (1) an acquisition fee for locating, leasing or purchasing real estate for ART in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

     (2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

     (3) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to ART arranged by BCM;

     (4) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets made under contracts entered into after April 15, 1989; and

     (5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ART for the fiscal year.

   The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees, excluding fees paid to ART's Directors; rent and other office expenses of both BCM and ART (unless ART maintains office space separate from that of BCM); costs not directly identifiable to ART's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

   If and to the extent that ART shall request BCM, or any director, officer, partner or employee of BCM, to render services to ART other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ART from time to time. ART has requested that BCM perform loan administration functions, and ART and BCM have entered into a separate agreement, as described below.

   The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. ART's management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

   Pursuant to the Advisory Agreement, BCM serves as the loan administration/servicing agent for ART, under an agreement dated as of October 4, 1989, and terminable by either party upon thirty days' notice, under which BCM services most of ART's mortgage notes and receives as compensation a monthly fee of 0.125% of the month-end outstanding principal balances of the mortgage loans serviced.

   Situations may develop in which the interests of ART are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for ART, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including IORI and TCI. BCM also performs certain administrative services for NRLP and NOLP, the operating partnership of NRLP, on behalf of NRLP's and NOLP's general partner, NMC, a wholly-owned subsidiary of ART. The Advisory Agreement provides that BCM may also serve as advisor to other entities.

   As advisor, BCM is a fiduciary of ART's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

   The directors and principal officers of BCM are set forth below:

      Mickey N. Phillips:     Director

      Ryan T. Phillips:       Director

      Carey M. Portman:       Director and Vice President

      Karl L. Blaha:          President

      Bruce A. Endendyk:      Executive Vice President

      Thomas A. Holland:      Executive Vice President and Chief Financial
                               Officer

      Steven K. Johnson:      Executive Vice President--Residential Asset
                               Management

      A. Cal Rossi, Jr.:      Executive Vice President

      David W. Starowicz:     Executive Vice President--Commercial Asset
                               Management

      Cooper B. Stuart:       Executive Vice President

      Clifford C. Towns, Jr.: Executive Vice President--Finance

      Dan S. Allred:          Senior Vice President--Land Development

      D. Brian Barton:        Senior Vice President--Portfolio Manager

      Michael E. Bogel:       Senior Vice President--Project Manager

      James D. Canon, III:    Senior Vice President--Portfolio Manager

      Robert A. Waldman:      Senior Vice President, General Counsel and
                               Secretary

   Mickey N. Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services.

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services to ART. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. Triad subcontracts with other entities for the provision of the property-level management services to ART at various rates. The general partner of Triad is

BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management of ART's eight hotels, 19 of its commercial properties (office buildings, shopping centers and a merchandise mart) to Regis, which is company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Triad.

Real Estate Brokerage

   Affiliates of BCM provide real estate brokerage services to ART and receive brokerage commissions in accordance with the Advisory Agreement.

ITEM 11. EXECUTIVE COMPENSATION

   ART has no employees, payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of ART who are also officers or employees of BCM are compensated by BCM. Such affiliated Directors and executive officers perform a variety of services for BCM and the amount of their compensation is determined solely by BCM. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of compensation payable to BCM by ART.

   ART's 1997 Stock Option Plan (the "Option Plan") was approved by stockholders at the annual meeting of stockholders held on January 19, 1998. At December 31, 1999, there were 297,250 options outstanding under the Option Plan.

   The only direct remuneration paid by ART is to those Directors who are not officers or employees of BCM or its affiliated companies. Each Independent Director is compensated at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $500. During 1999, $81,744 was paid to Independent Directors in total Directors' fees for all meetings as follows: Roy E. Bode, $21,700; Collene C. Currie, $18,944; Al Gonzalez, $21,100; and Cliff Harris, $20,000.

   In January 1999, the Company's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of the Company's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $16.25 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.00 per Common Share. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 1999, 3,000 options were exercisable at $16.25 per Common share.

Performance Graph

   The following graph compares the cumulative total stockholder return on ART's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1994 in shares of ART's Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

                       [PERFORMANCE GRAPH APPEARS HERE]

                          1994     1995     1996     1997     1998     1999
                         ------   ------   ------   ------   ------   ------
  ART                    100.00   113.46   205.74   230.78   265.52   276.73
  DJ Equity Index        100.00   137.67   169.39   226.96   291.91   351.37
  DJ Real Estate Index   100.00   123.58   165.91   198.45   154.57   143.90

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of ART's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ART to be the owner of more than 5% of the shares of ART's Common Stock as of the close of business on March 3, 2000.

                                                 Amount and Nature of  Percent of
      Name and Address of Beneficial Owner       Beneficial Ownership  Class (1)
      ------------------------------------       --------------------  ----------
      Basic Capital Management, Inc.............      6,008,867(2)        56.9%
      10670 N. Central Expressway
      Suite 300
      Dallas, Texas 75231

      One Realco Corporation....................      1,669,436(3)        15.8%
      16800 Dallas Parkway
      Suite 220
      Dallas, TX 75248

      Transcontinental Realty Investors, Inc....        820,849(4)         7.8%
      10670 N. Central Expressway
      Suite 300
      Dallas, Texas 75231

      Ryan T. Phillips..........................      6,107,200(2)(5)     57.8%
      10670 N. Central Expressway
      Suite 600
      Dallas, Texas

--------
(1) Percentages are based upon 10,563,720 shares outstanding as of March 3, 2000.
(2) Includes 6,008,867 shares owned by BCM over which each of the directors of BCM, Ryan T. Phillips, Mickey Ned Phillips and Carey M. Portman, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.
(3) Each of the directors of One Realco Corporation, Ronald F. Akin and Ronald
    F. Bruce, may be deemed to be the beneficial owners by virtue of their positions as directors of One Realco Corporation Messrs. Akin and Bruce disclaim beneficial ownership of such shares.
(4) Each of the directors of TCI, Richard W. Douglas, Larry E. Harley, R. Douglas Leonhard, Murray Shaw, Ted P. Stokely, Martin L. White and Edward
    G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Directors of TCI. The Directors of TCI disclaim such beneficial ownership.
(5) Includes 98,332 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

   Security Ownership of Management. The following table sets forth the ownership of shares of ART's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ART, as of the close of business on March 3, 2000.

                                                                       Percent
                                                                         of
                                                   Number of Shares     Class
               Name of Beneficial Owner           Beneficially Owned     (1)
               ------------------------          --------------------- -------
      All Directors and Executive Officers as a
       group (10 persons)....................... 7,136,748(2)(3)(4)(5)  67.6%

--------
(1) Percentage is based upon 10,563,720 shares outstanding as of March 3, 2000.
(2) Includes 820,849 shares owned by TCI over which the executive officers of ART may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. Excludes 195,732 shares owned by NOLP over which the executive officers of ART may be deemed to be beneficial owners by virtue of their positions as executive officers of NMC, the general partner of NOLP. The executive officers of ART disclaim beneficial ownership of such shares.
(3) Includes 6,008,867 shares owned by BCM over which the executive officers of ART may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ART disclaim beneficial ownership of such shares.
(4) Includes 2,432 shares owned directly over which Thomas A. Holland and his wife jointly hold voting and dispositive power and an additional 332 shares held by Mr. Holland in an individual retirement account.
(5) Includes 500,000 shares owned by ND Investments, Inc., a wholly-owned subsidiary of ART. Such shares are pledged as additional collateral for loans to ART.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

   The By-laws of ART as amended, provide, in accordance with Georgia law, that no contract or transaction between ART and one or more of its Directors or officers, or between ART and any other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for that reason, or solely because the Director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her votes are counted for such purpose, if one or more of the following three conditions are met: (1) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors constitute less than a quorum; (2) the material facts as to his or her interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by vote of such stockholders; or (3) the contract or transaction is fair to ART as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof, or the stockholders.

   ART's policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ART. Management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to ART as other investments that could have been obtained.

   ART expects to enter into future transactions with entities the officers, trustees, directors or stockholders of which are also officers, Directors or stockholders of ART, if such transactions would be beneficial to the operations of ART and consistent with ART's then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

   ART does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by ART.

Certain Business Relationships

   BCM, ART's advisor, is a company of which Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips.

   Karl L. Blaha, the President and a Director of ART, serves as the President of BCM, IORI and TCI, and owes fiduciary duties to each of those entities as well as to BCM under applicable law. IORI and TCI have the same relationship with BCM as does ART. In addition, BCM has been engaged to perform certain administrative functions for NRLP and NOLP. Mr. Blaha, also serves as a director and President of NMC, the general partner of NRLP and NOLP.

   Since February 1, 1990, ART has contracted with affiliates of BCM for property management services. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management of 19 of ART's commercial properties (office buildings, shopping centers and a merchandise mart) and its eight hotels to Regis, which is a company owned by Syntek West.

   Affiliates of BCM provide real estate brokerage services to ART and receive brokerage commissions in accordance with the Advisory Agreement.

   ART owns an equity interest in each of IORI, TCI and NRLP. In addition, NOLP owns an equity interest in ART. See ITEM 1. "PROPERTIES--Investments in Real Estate Investment Trusts and Real Estate Partnerships."

Related Party Transactions

   BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ART. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

   BCM has entered into put agreements with the holders of the Class A limited partner units of Valley Ranch L.P. Such Class A units are convertible into Series E Cumulative Convertible Preferred Stock of ART which is further convertible into Common Stock of ART. The put price for the Class A units is $1.00 per unit and the put price for either the Series E Preferred Stock or ART's Common Stock is 80% of the average daily closing price of ART's Common Stock for the prior 20 trading days. In March 1999, ART reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, an additional one million units were purchased in January 2000 and ART has committed to purchase an additional two million units in May 2001 and May 2002.

   BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.L.C. Such Class A units are convertible into Series H Cumulative Convertible Preferred Stock of ART. The put price for the Class A units is $1.00 per unit and the put price for either the Series H Preferred Stock or ART's Common Stock is 90% of the average daily closing price of ART's Common Stock for the prior 20 trading days.

   In October 1997, ART entered into leases with BCM and Carmel for space at the One Hickory Center Office Building, construction of which was completed in December 1998. The BCM lease, effective upon ART obtaining permanent financing of the building, is for 50,574 sq. ft. (approximately 50% of the building), has a term of ten years and provides for annual base rent of $974,000 per year for the first year or $19.25 per sq. ft. increasing to $1.3 million in the tenth year or $24.90 per sq. ft. The Carmel lease, also effective upon ART obtaining permanent financing of the building, is for 25,278 sq. ft. (approximately 25% of the building) has a term of 15 years, and provides for annual base rent of $487,050 per year for the first year or $19.25 per sq. ft. increasing to $964,000 in the fifteenth year or $38.15 per sq. ft. Rent under the lease has not commenced.

   In 1998 and 1999, GCLP funded $124.4 million of a $125.0 million loan commitment to ART. The loan is secured by second liens on six properties in Minnesota, Mississippi and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of the Company that owns 3,349,535 NRLP units of limited partner interest, the stock of NMC, the general partner of NRLP, 678,475 NRLP units of limited partner interest owned by BCM, and 283,034 NRLP units of limited partner interest owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In February and October 1999, ART made a total of $1.1 million in paydowns on the loan. GCLP is consolidated for financial statement purposes and the loan balance is eliminated in consolidation.

   In December 1998, in connection with the settlement of litigation relating to the original formation of NRLP, NMC, a wholly-owned subsidiary of ART and the general partner to NRLP, assumed responsibility for repayment of NRLP of the $12.2 million paid by NRLP to settle the litigation. The loan bears interest at a variable rate, currently 8.0% per annum, and requires annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note is guaranteed by ART. The note matures upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be general partner or ten years from March 31, 1999, the date of the first cash distribution to the Moorman Class Members. NRLP is consolidated for financial statement purposes and the loan balance is eliminated.

   Beginning in April and through December 31, 1999, ART funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner in Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard
D. Morgan, is the general partner of Lordstown, L.P. In October 1999, Mr. Morgan was elected a director of NMC, a wholly-owned subsidiary of ART the general partner of NRLP.

   Also, beginning in April through December 31, 1999, ART funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of 261, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. In October 1999, Mr. Morgan was elected a director of NMC, a wholly-owned subsidiary of the general partner of NRLP.

   In February 1999, GCLP funded a $5.0 million unsecured loan to One Realco Corporation, formerly Davister Corp., which at December 31, 1999, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by BCM. In March 2000, GCLP received all accrued but unpaid interest and the loan's maturity was extended to February 2002. All other terms of the loan remained unchanged.

   In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at a variable rate, currently 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

   In 1998, NRLP funded a $1.8 million loan commitment to Warwick of Summit, Inc. ("Warwick"), of which $619,000 was used to repay a Warwick affiliate's loan from NRLP. The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 1999. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through February 2000, $50,000 had been received. The loan is currently unsecured. In October 1999, Richard D. Morgan, a Warwick shareholder, was elected a director of NMC, a wholly-owned subsidiary of ART and the general partner of NRLP.

   Beginning in 1997 and through January 1999, NRLP funded a $1.6 million loan commitment to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of improved land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. Until November 1998, the loan required monthly payments of interest only at the rate of 12.0% per annum, with the deferred interest payable at maturity in January 1999. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown on the loan was received by NRLP, which was applied first to accrued but unpaid interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. In October 1999, Richard D. Morgan, a Bordeaux member, was elected a director of NMC, a wholly-owned subsidiary of ART and the general partner of NRLP.


   In 1999, ART paid BCM and its affiliates $5.5 million in advisory and mortgage servicing fees; $10.7 million in real estate brokerage commissions; $941,000 in loan arrangement fees and $3.7 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Regis. In addition, as provided in the Advisory Agreement, in 1999 BCM received cost reimbursements from ART of $5.8 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


   (a) The following documents are filed as part of this Report:

     1. Consolidated Financial Statements

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets--December 31, 1999 and 1998

       Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

       Schedule III--Real Estate and Accumulated Depreciation

       Schedule IV--Mortgage Loans on Real Estate

   All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

     3. Incorporated Financial Statements

       Consolidated Financial Statements of National Realty, L.P.
    (Incorporated by reference to Item 8 of National Realty, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999).

       Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

       Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of
    Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

     4. Exhibits

     The following documents are filed as Exhibits to this Report:

      Exhibit
      Number                           Description
     3.0       Articles of Incorporation dated November 24, 1987 and By-
               laws dated December 30, 1987 of American Realty Trust,
               Inc. (incorporated by reference to Exhibits No. 3.1 and
               No. 3.1(a), respectively, to the Registrant's Registration
               Statement No. 33-19636 on Form S-4).
     3.1       Amendment to Articles of Incorporation dated September 15,
               1989 of American Realty Trust, Inc. (incorporated by
               reference to Exhibit No. 3.2 to the Registrant's
               Registration Statement No. 33-19920 on Form S-11).
     3.2       Articles of Amendment dated December 10, 1990 to Articles
               of Incorporation of American Realty Trust, Inc.
               (incorporated by reference to Exhibit No. 3.4 to the
               Registrant's Current Report on Form 8-K dated December 5,
               1990).
     3.3       Amended By-laws of American Realty Trust, Inc., dated
               December 11, 1991. (incorporated by reference to Exhibit
               No. 3.5 to the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1991).

      Exhibit
      Number                           Description
     3.4       Articles of Amendment of the Articles of Incorporation of
               American Realty Trust, Inc. setting forth the Certificate
               of Designations, Preferences and Relative Participating or
               Optional or Other Special Rights, and Qualifications,
               Limitations or Restrictions thereof of Special Stock of
               Series D 9.5% Cumulative Preferred Stock, dated as of
               August 2, 1996 (incorporated by Reference to Exhibit 3.8
               to the Registrant's Registration Statement No. 333-21591,
               dated February 11, 1997).
     3.5       Articles of Amendment of the Articles of Incorporation of
               American Realty Trust, Inc. setting forth the Certificate
               of Designations, Preferences and Relative Participating or
               Optional or Other Special Rights, and Qualifications,
               Limitations or Restrictions thereof of Special Stock of
               Series E 10% Cumulative Convertible Preferred Stock, dated as of December 3, 1996 (incorporated by Reference to
               Exhibit 3.9 to the Registrant's Registration Statement No.
               333-21591, dated February 11, 1997).
     3.6       Articles of Amendment of the Articles of Incorporation of
               American Realty Trust, Inc. setting forth the Certificate
               of Designations, Preferences and Relative Participating or
               Optional or Other Special Rights, and Qualifications,
               Limitations or Restrictions thereof of Special Stock of
               Series F 10% Cumulative Convertible Preferred Stock, dated as of August 13, 1997, (incorporated by reference to
               Exhibit No. 3.0 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997).
     3.7       Restated Articles of Amendment of the Articles of
               Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative
               Participating or Optional or Other Special Rights, and
               Qualifications, Limitations or Restrictions thereof of
               Special Stock of Series G 10% Cumulative Convertible
               Preferred Stock, dated as of September 18, 1997
               (incorporated by reference to Exhibit No. 3.12 to the
               Registrant's Registration Statement No. 333-43777, dated
               January 6, 1998).
     3.8       Article of Amendment to the Articles of Incorporation of
               American Realty Trust, Inc. increasing the number of
               authorized shares of Common Stock to 100,000,000 shares,
               dated as of March 26, 1998 (incorporated by reference to
               Exhibit 3.11 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1997).
     3.9       Articles of Amendment to the Articles of Incorporation of
               American Realty Trust, Inc. increasing the number of
               authorized shares of Series G 10% Cumulative Convertible
               Preferred Stock to 12,000 shares, dated as of May 27, 1998
               (incorporated by reference to the Registrant's Current
               Report on Form 8-K, dated May 1, 1998 as filed June 25,
               1998).
     3.10      Article of Amendment of the Articles of incorporation of
               American Realty Trust, Inc. setting forth the Certificate
               of Designations, Preferences and Relative Participating or
               Optional or Other Special Rights, and Qualifications,
               Limitations or Restrictions thereof of Special Stock of
               Series H 10% Cumulative Convertible Preferred stock, dated as of June 24, 1998 (incorporated by Reference to Exhibit
               3.2 to the Registrant's Current Report on Form 8-K/A,
               dated May 1, 1998 as filed July 16, 1998).
     3.11      Amended and Restated Articles of Amendment of the Articles
               of Incorporation of American Realty Trust, Inc. setting
               forth the Certificate of Designations, Preferences and
               Relative Participating or Optional or Other Special
               Rights, and Qualifications, Limitations or Restrictions
               thereof of Special Stock of Series F 10% Cumulative
               Convertible Preferred Stock, increasing the number of
               authorized shares, dated as of October 23, 1998
               (incorporated by reference to Exhibit No. 3.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

      Exhibit
      Number                           Description
      3.12     Articles of Amendment of the Articles of Incorporation of
               American Realty Trust, Inc. Deleting Certificate of
               Designation of Special Stock of Series G 10% Cumulative
               Convertible Preferred Stock dated as of February 29, 2000, filed herewith.
      3.13     Article of Amendment of the Articles of Incorporation of
               American Realty Trust, Inc. setting forth the Certificate
               of Designations, Preferences and Relative Participating or
               Optional or Other Special Rights, and Qualifications,
               Limitations or Restrictions thereof of Special Stock of
               Series I 6% Cumulative Preferred stock, dated as of
               January 7, 2000, filed herewith.
     10.1      Amended and Restated Advisory Agreement between American
               Realty Trust, Inc. and Basic Capital Management, Inc.,
               dated April 1, 1997 (incorporated by reference to Exhibit
               No. 10.0 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1997).
     10.2      Loan Servicing Agreement between American Realty Trust,
               Inc. and Basic Capital Management, Inc., formerly National
               Realty Advisors, Inc., dated as of October 4, 1989
               (incorporated by reference to Exhibit No. 10.16 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).
     21.0      Subsidiaries of the Registrant, filed herewith.
     27.0      Financial Data Schedule, filed herewith.

    (b) Reports on Form 8-K:

     None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Realty Trust, Inc.

                                                   /s/ Karl L. Blaha
                                          By___________________________________
                                                       Karl L. Blaha
                                                  Director and President


Dated: March 29, 2000
       ----------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Karl L. Blaha             Director and President          March 29, 2000
____________________________________
           Karl L. Blaha

        /s/ Roy E. Bode              Director                        March 29, 2000
____________________________________
            Roy E. Bode

     /s/ Collene C. Currie           Director                        March 29, 2000
____________________________________
         Collene C. Currie

        /s/ Al Gonzalez              Director                        March 29, 2000
____________________________________
            Al Gonzalez

        /s/ Cliff Harris             Director                        March 29, 2000
____________________________________
            Cliff Harris

      /s/ Carey M. Portman           Director and Vice President     March 29, 2000
____________________________________
          Carey M. Portman

     /s/ Thomas A. Holland           Executive Vice President              .
____________________________________  and Chief Financial Officer
         Thomas A. Holland            (Principal Financial and
                                      Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX


                      For the Year Ended December 31, 1998



Exhibit                                                     Page
Number                     Description                     Number
-------  ------------------------------------------------  ------

3.12 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc.
         Deleting Certificate of Designation of Special
         Stock of Series G 10% Cumulative Convertible
         Preferred Stock dated February 29, 2000.

3.13 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc.
         setting forth the Certificate of Designations, Preferences and Relative Participating or
         Optional or Other Special Rights, and
         Qualifications, Limitations or Restrictions thereof of Special Stock of Series I 6%
         Cumulative Convertible Preferred Stock dated
         January 7, 2000.

21.0     Subsidiaries of Registrant.

27.0     Financial Data Schedule.