Form 10-Q
period 2000-03-31
AMERICAN REALTY TRUST INC
filed 2000-05-15
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000
                                                           --------------


                         Commission File Number 1-9948
                                                ------



                          AMERICAN REALTY TRUST, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                  Georgia                                    54-0697989
     -------------------------------                   ---------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


    10670 North Central Expressway, Suite 300, Dallas, Texas        75231
   -------------------------------------------------------------------------
           (Address of Principal Executive Offices)              (Zip Code)


                                (214) 692-4700
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                           10,563,720
----------------------------                 -------------------------------
          (Class)                            (Outstanding at April 28, 2000)

                        PART I.  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants but in the opinion of the management of American Realty Trust, Inc. ("ART"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.


                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
                                                            2000           1999
                                                         ----------      --------
                                                          (dollars in thousands)
                     Assets
                     ------
Notes and interest receivable
  Performing ($19,236 in 2000 and $13,345 in 1999
     from affiliates)..................................     $ 35,449      $ 38,272
  Nonperforming........................................        1,769         2,909
                                                            --------      --------
                                                              37,218        41,181

Less - allowance for estimated losses..................       (2,577)       (2,577)
                                                            --------      --------
                                                              34,641        38,604

Real estate held for sale..............................      317,565       319,636


Real estate held for investment, net of accumulated
  depreciation ($161,230 in 2000 and $164,583 in
  1999)................................................      450,178       451,994

Pizza parlor equipment, net of accumulated
  depreciation ($2,577 in 2000 and $2,369 in 1999).....        6,917         6,872

Marketable equity securities, at market value..........          634           394
Cash and cash equivalents..............................        3,922         2,479
Investments in equity investees........................       49,311        47,686
Intangibles, net of accumulated amortization,
  ($1,886 in 2000 and $1,770 in 1999)..................       14,189        14,305
Other assets...........................................       40,881        37,576
                                                            --------      --------

                                                            $918,238      $919,546
                                                            ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                            March 31,     December 31,
                                                               2000          1999
                                                          ------------    ----------
                                                             (dollars in thousands,
                                                                except per share)

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities
Notes and interest payable ($14,150 in 2000 and
  $13,900 in 1999 to affiliates).......................       $712,970       $706,196
Margin borrowings......................................         36,094         33,264
Accounts payable and other liabilities ($11,735
  in 2000 and $18,917 in 1999 to affiliate)............         33,139         45,983
                                                              --------       --------

                                                               782,203        785,443

Minority interest......................................         95,500         87,837

Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
  20,000,000 shares, issued and outstanding
     Series F, 2,600,000 shares in 2000 and
        1999 (liquidation preference $26,000)..........          4,600          4,600
Series I, 50,000 shares in 2000 (liquidation
  preference $5,000)...................................            100             --
Common stock, $.01 par value; authorized
  100,000,000 shares, issued 13,496,348 shares in
  2000 and 1999........................................            135            135
Paid-in capital........................................         86,254         85,854
Accumulated <deficit>..................................        (50,526)       (44,295)
Treasury stock at cost, 2,737,216 shares in 2000
  and 1999..........................................               (28)           (28)
                                                              --------       --------

                                                                40,535         46,266
                                                              --------       --------

                                                              $918,238       $919,546
                                                              ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                 ----------------------------
                                                                     2000             1999
                                                                 -----------       ----------
                                                                     (dollars in thousands,
                                                                        except per share)
Property operations
  Rents.....................................................     $   35,079        $   40,242
  Property operations expense...............................         23,965            27,878
                                                                 ----------        ----------
     Operating income.......................................         11,114            12,364

Land operations
  Sales.....................................................         13,193            11,464
  Cost of sales.............................................         10,744             6,441
                                                                 ----------        ----------
     Gain on land sales.....................................          2,449             5,023

Pizza parlor operations
  Sales.....................................................          7,872             7,124
  Cost of sales.............................................          6,488             6,174
                                                                 ----------        ----------
     Gross margin...........................................          1,384               950

Income from operations......................................         14,947            18,337

Other income
  Interest income...........................................          2,240             1,852
  Equity in income <loss> of investees......................            202              (725)
  Gain on sale of real estate...............................         16,154            12,493
  Other.....................................................            101            (1,710)
                                                                 ----------        ----------
                                                                     18,697            11,910

Other expenses
  Interest..................................................         20,182            21,114
  Depreciation..............................................          4,364             4,480
  General and administrative................................          4,109             4,053
  Advisory fee to affiliate.................................          1,341             1,101
  Litigation settlement.....................................             --               184
  Minority interest.........................................          9,371             8,442
                                                                 ----------        ----------
                                                                     39,367            39,374
                                                                 ----------        ----------

Net <loss>..................................................         (5,723)           (9,127)
Preferred dividend requirement..............................           (508)             (566)
                                                                 ----------        ----------
Net <loss> applicable to Common shares......................     $   (6,231)       $   (9,693)
                                                                 ==========        ==========

Earnings per share
  Net <loss>................................................     $     (.58)       $     (.90)
                                                                 ==========        ==========

Weighted average Common shares used in computing
  earnings per share.......................................      10,759,472        10,742,325
                                                                 ==========        ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2000

                                                 Series F  Series I
                                                Preferred  Preferred  Common    Treasury    Paid-in  Accumulated   Stockholders'
                                                  Stock      Stock     Stock     Stock      Capital   (Deficit)       Equity
                                                ---------  ---------  ------    --------    -------  -----------   -------------
                                                                     (dollars in thousands, except per share)
Balance, January 1, 2000......................   $4,600    $  -       $135        $(28)      $85,854    $(44,295)    $46,266

Preferred dividends
 Series F Preferred Stock ($.25 per share)....        -       -          -           -             -        (508)       (508)

Sale of Series I Preferred Stock..............        -     100          -           -           400           -         500

Net (loss)....................................        -       -          -           -             -      (5,723)     (5,723)
                                                 ------    ----       ----        ----       -------    --------     -------

Balance, March 31, 2000.......................   $4,600    $100       $135        $(28)      $86,254    $(50,526)    $40,535
                                                 ======    ====       ====        ====       =======    ========     =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       ---------------------
                                                                                         2000         1999
                                                                                       --------     --------
                                                                                       (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected..................................................................    $ 35,545     $ 39,370
  Pizza parlor sales collected.....................................................       7,905        7,824
  Interest collected...............................................................       3,230          772
  Distributions received from equity investees' operating cash flow................         639          306
  Payments for property operations.................................................     (30,347)     (35,737)
  Payments from pizza parlor operations............................................      (6,217)      (6,257)
  Interest paid....................................................................     (17,215)     (17,723)
  Advisory fee paid to affiliate...................................................      (1,341)      (1,101)
  Distributions to minority interest holders.......................................      (1,708)        (754)
  Purchase of marketable equity securities.........................................        (859)        (696)
  Proceeds from sale of marketable equity securities...............................         591          791
  General and administrative expenses paid.........................................      (4,110)      (4,101)
  Other............................................................................      (1,400)       3,198
                                                                                       --------     --------
     Net cash (used in) operating activities.......................................     (15,287)     (14,108)

Cash Flows From Investing Activities
  Collections on notes receivable..................................................       5,031       10,915
  Proceeds from sale of real estate................................................      12,384       35,955
  Acquisition of real estate.......................................................      (3,915)     (28,894)
  Pizza parlor equipment purchased.................................................         (45)        (207)
  Notes receivable funded..........................................................      (2,110)     (12,179)
  Earnest money/escrow deposits....................................................      (1,930)     (11,277)
  Investment in real estate entities...............................................        (149)         (35)
  Real estate improvements.........................................................      (8,152)      (3,081)
                                                                                       --------     --------
     Net cash provided by (used in) investing activities...........................       1,114       (8,803)

Cash Flows From Financing Activities
  Proceeds from notes payable......................................................      63,115       37,440
  Payments on notes payable........................................................     (41,026)     (21,496)
  Deferred borrowing costs.........................................................      (2,560)        (758)
  Net (payments) to/advances from affiliates.......................................      (7,182)         137
  Common dividends paid............................................................          --         (535)
  Issuance of Series I Preferred Stock.............................................         500           --
  Preferred dividend...............................................................        (508)        (566)
  Margin borrowings, net...........................................................       3,277          357
                                                                                       --------     --------
     Net cash provided by financing activities.....................................      15,616       14,579

     Net increase (decrease) in cash and cash equivalents..........................       1,443       (8,332)

Cash and cash equivalents, beginning of period.....................................       2,479       11,523
                                                                                       --------     --------
Cash and cash equivalents, end of period...........................................    $  3,922     $  3,191
                                                                                       ========     ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 -----------------------
                                                                                   2000          1999
                                                                                 -------       -------
                                                                                  (dollars in thousands)
Reconciliation of net (loss) to net cash
 (used in) operating activities

 Net (loss)...................................................................   $(5,723)      $ (9,127)
 Adjustments to reconcile net (loss) to net
   cash (used in) operating activities
   Depreciation and amortization..............................................     4,364          4,480
   Gain on sale of real estate................................................   (18,603)       (17,516)
   Distributions from equity investees' operating cash flow...................       639            306
   Distributions to minority interest holders.................................     1,708            754
   Equity in (income) loss of investees.......................................      (202)           725
   (Increase) decrease in marketable equity securities........................      (241)         1,825
   (Increase) decrease in accrued interest receivable.........................       990         (1,079)
   (Increase) decrease in other assets........................................    (3,349)        13,563
   Increase (decrease) in accrued interest payable............................       752           (477)
   Increase (decrease) in accounts payable and other liabilities..............     4,378         (7,827)
 Other........................................................................        --            265
                                                                                --------      ---------

     Net cash (used in) operating activities..................................  $(15,287)      $(14,108)
                                                                                ========       ========

Schedule on noncash investing and financing activities

Notes payable from acquisition of real estate.................................  $  2,500       $ 22,000

Notes payable assumed by buyer on sale of real estate.........................    14,067             --

Exchange of real estate at carrying value.....................................     2,989             --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------   ---------------------

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ART's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.   NRLP MANAGEMENT CORP.
-------   ---------------------

Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary, was elected general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. NRLP is a publicly traded master limited partnership which was formed on January 29, 1987. It commenced operations on September 18, 1987 when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. NMC, as general partner, has discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets. In November 1992, NOLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to Garden Capital, L.P. ("GCLP"). NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP. The general partner and owner of a
 .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships, is Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART. As of April 28, 2000, ART owned approximately 55.4% of NRLP's outstanding units of limited partnership interest.

NOTE 3.   PROPOSED TRANSACTION WITH AMERICAN REALTY INVESTORS, INC.
-------   ---------------------------------------------------------

On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   PROPOSED TRANSACTION WITH AMERICAN REALTY INVESTORS, INC.
-------   ---------------------------------------------------------
          (Continued)

to be named American Realty Investors, Inc. ("ARI"). ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each NRLP unit held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed in the second quarter of 2000.

NOTE 4.   NOTES RECEIVABLE
-------   ----------------

In January 2000, NRLP collected in full a $365,000 note receivable, including accrued but unpaid interest. In March 2000, NRLP collected in full, including accrued but unpaid interest a $942,000 note receivable.

In August 1999, NRLP funded a $2.6 million loan to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans were secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. In April 2000, the remaining loan, with a principal balance of $600,000, was collected in full, including accrued but unpaid interest.

In September 1999, in conjunction with the sale of two apartments, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests, in the collateral partnerships, in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In April 2000, the borrower made a $1.1 million payment, upon receipt of which NRLP returned the deeds of trust and terminate the option agreement. The borrower executed a replacement

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   NOTES RECEIVABLE (Continued)
-------   ----------------

promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, NRLP funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000, in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. Negotiations are in process to further modify and extend the loan.

In June 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note which is secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $3.3 million were received. The loan had a principal balance of $1.6 million at March 31, 2000. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In August 1998, NRLP funded a $635,000 loan to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California and the personal guarantee of the manager of the borrower. The loan had an extended maturity of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan's principal balance to $404,000 at March 31, 2000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. Negotiations are in process to further modify and extend the loan.

In October 1998, NRLP funded a $2.1 million loan to Frisco Panther Partners, Ltd., an affiliate of JNC. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.   NOTES RECEIVABLE (Continued)
-------   ----------------

In December 1998, NRLP funded $3.3 million of a $5.0 million loan commitment to JNC. In January 1999, a $1.3 million paydown was received and subsequently in 1999 an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum, and had an extended maturity of March 2000. All principal and interest were due at maturity. At March 31, 2000, the loan had a principal balance of $5.0 million. In April 2000, the loan was collected in full, including accrued but unpaid interest. In conjunction with the April 2000 JNC loan payoffs, described above, NRLP paid off $5.0 million in mortgage debt secured by the notes.

Related Party. In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal. NRLP is to receive escrowed monies in 2000. Through April 2000, $50,000 has been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, is a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow interest payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. Negotiations are in process to further modify and extend the loan. Richard D. Morgan, a Bordeaux member, is a Director of NMC, the general partner of NRLP.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.   NOTES RECEIVABLE (Continued)
-------   ----------------

In 1999, ART funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P., and Mr. Morgan is a director of NMC, a wholly-owned subsidiary of ART and the general partner of NRLP.

In 1999, ART funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of 261, L.P., and a profits interest in subsequent
land sales.    A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P., and Mr. Morgan is a director of NMC, a wholly-owned subsidiary of ART and the general partner of NRLP.

In February 1999, NRLP funded a $5.0 million unsecured loan to One Realco Corporation, which at March 31, 2000, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and originally matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), ART's advisor. In March 2000, the note was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. The maturity date was extended to February 2002. In exchange for the modification and extension, the borrower paid all accrued but unpaid interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd., which owns a hotel in Bulgaria.

During 1998 and 1999, NRLP funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. ("Centura"). The loan was secured by
2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. NRLP has contracted to purchase an additional 10.0% limited partnership interest in both Centura and NLP/CH, Ltd., a Centura affiliated partnership that owns land adjacent to the office building, for a total of $1.3 million. Through April 2000, $542,000 has been paid. Through April 2000, the construction lender has advanced an additional $2.6 million to Centura.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.    REAL ESTATE
---------  -----------

In 2000, ART sold the following properties:

                                                                 Net
                                          Units/       Sales     Cash       Debt     Gain on
Property                Location       Sq.Ft./Acres    Price   Received  Discharged   Sale
------------------  -----------------  -------------  -------  --------  ----------  -------
First Quarter
Apartments
Summerwind          Reseda, CA         172 units       $9,000    $3,082       5,568  *   $6,684
Windtree            Reseda, CA         159 units        8,350     2,911       5,063  *    6,170
Whispering Pines    Canoga Park, CA    102 units        5,300     1,597       3,437  *    3,106

Shopping Center                                                                              --
Katella Plaza       Orange, CA         62,290 Sq.Ft.    1,814       283       1,188         194

Land
Duchense            Duchense, UT         420 acres         43        42          --          16
Frisco Bridges      Collin County, TX  15.00 acres      2,675       706       2,000         297
Frisco Bridges      Collin County, TX  19.74 acres      2,971        --          -- **       --
Mason/Goodrich      Houston, TX          1.1 acres        129        --         116          70
Mason/Goodrich      Houston, TX         12.8 acres      2,536        --       1,803       1,783
Nashville           Nashville, TN        2.6 acres        405        --         345         225
Rasor               Plano, TX          43.01 acres      1,850        --       1,604          58

____________

*   Debt assumed by purchaser.
**  Exchanged for 3.25 acres of Clark land.

In 2000, ART purchased the following properties:

                                                              Net
                                        Units/     Purchase  Cash    Debt    Interest   Maturity
                                     ------------
Property              Location       Sq.Ft./Acres    Price   Paid  Incurred    Rate       Date
---------------  ------------------  ------------  --------  ----  --------  ---------  --------
First Quarter
Land
Clark            Farmers Branch, TX     3.25 acres   $2,989  $ --  $   -- **     -- %       --
Kelly lots       Collin County, TX       .75 acres      130    20     100 *     10.0      03/10
Mastenbrook      Collin County, TX    157.86 acres    3,200   704   2,400 *      9.0      09/00

------------

*    Seller financing.
**  Exchanged for 19.74 acres of Frisco Bridges land.

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES
-------   -------------------------------

Real estate entities. ART's investment in real estate entities at March 31, 2000, included equity securities of two publicly traded Real Estate Investment Trusts (collectively the "REITs") Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ART's advisor, serves as advisor to the REITs.

ART accounts for its investment in the REITs and the joint venture partnerships using the equity method. Substantially all of the equity securities of the REITs are pledged as collateral for borrowings. See NOTE 9. "MARGIN BORROWINGS."

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   INVESTMENTS IN EQUITY INVESTEES (Continued)
-------   -------------------------------

ART's investment in real estate entities, accounted for using the equity method, at March 31, 2000 was as follows:

                                                      Equivalent
                     Percentage        Carrying        Investee
                      of ART's         Value of       Book Value      Market Value
                    Ownership at    Investment at         at        of Investment at
Investee           March 31, 2000   March 31, 2000  March 31, 2000   March 31, 2000
-----------------  ---------------  --------------  --------------  ----------------
IORI                        30.5%      $    3,544       $     742       $     3,430
TCI                         39.2%          35,825           6,961            41,915
                                       ----------                       ---- ------
                                           39,369                       $    45,345
                                                                        ===========
Other                                       9,942
                                       ----------
                                       $   49,311
                                       ==========

The difference between the carrying value of ART's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of each of the REITs undervalues their assets and ART may, therefore, continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the three months ended March 31, 2000:

  Revenues....................................  $38,571
  Equity in income of partnerships............      (46)
  Property operating expenses.................   24,870
  Depreciation................................    5,964
  Interest expense............................   12,619
                                                -------
  (Loss) before gains on sale of real estate..   (4,928)

  Gain on sale of real estate.................    9,854
                                                -------
  Net income..................................  $ 4,926
                                                =======

ART's share of equity investees' loss before gains on the sale of real estate was $1.7 million for the three months ended March 31, 2000, and its share of equity investees' gains on sale of real estate was $1.9 million for the three months ended March 31, 2000.

ART's cash flow from the REITs is dependent on the ability of each of them to make distributions. In the first quarter of 2000, distributions totaling $639,000 were received from the REITs.

In the first quarter of 2000, ART purchased a total of $149,000 of equity securities of the REITs.

NOTE 7. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
------- ------------------------------------------------

Since 1994, ART has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)
------- ------------------------------------------------

of its margin accounts. In the first quarter of 2000, ART purchased $859,000 and sold $591,000 of such securities. These equity securities are considered a trading portfolio and are carried at market value. At March 31, 2000, ART recognized an unrealized decrease in the market value of its trading portfolio securities of $27,000. Also in the first quarter of 2000, ART realized a net gain of $ 38,000 from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.    NOTES PAYABLE
---------  -------------

In 2000, ART financed/refinanced or obtained second mortgage financing on the following:

                                                                           Net
                                                     Debt       Debt       Cash    Interest   Maturity
Property               Location       Acres/Units  Incurred  Discharged  Received    Rate       Date
----------------  ------------------  -----------  --------  ----------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley      Farmers Branch, TX  10.08 Acres   $ 7,150  $       --    $6,960     14.00%     03/03
Frisco Bridges    Collin County, TX                  18,000      11,900     6,190     13.00      03/01
Frisco Bridges    Collin County, TX                   7,800       4,985     2,432     14.00      03/02
Nashville         Nashville, TN                      10,000       2,034     7,039     15.50      07/00

Second Quarter
Apartments
Rockborough       Denver, CO          345 Units       2,222          --     1,942      8.37      11/10

Related Party. GCLP has funded $124.4 million of a $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota, Mississippi, and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,349,535 NRLP limited partner units, by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP, a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 283,034 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, required monthly payments of interest only and matures in November 2003. In March 2000, ART sold 3.254 acres of improved land in Farmers Branch, Texas, adjacent to NRLP's Centura Tower Office Building, to NRLP for its carrying value of $3.0 million, with the sales price being applied as a paydown on the loan. In April 2000, an additional $3.2 million was funded. GCLP is consolidated for financial statement purposes and the loan balance is eliminated.

NOTE 9.  MARGIN BORROWINGS
-------  -----------------

ART has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 9. MARGIN BORROWINGS (Continued)
------- -----------------

equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $36.1 million at March 31, 2000.


NOTE 10. INCOME TAXES
-------- ------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ART had no taxable income or provision for income taxes in the three months ended March 31, 2000 or 1999.


NOTE 11. OPERATING SEGMENTS
-------- ------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $4.1 million of general and administrative expenses for the three months ended March 31, 2000 and 1999. Excluded from operating segment assets are assets of $94.7 million in 2000 and $105.7 million in 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ART conducts all of its business within the United States.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 11. OPERATING SEGMENTS (Continued)
---------------------------


Presented below are ART's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                         Commercial                                                       Pizza
      2000               Properties     Apartments       Hotels         Land             Parlors      Receivables      Total
-----------------        ----------     ----------     ----------    ------------      -----------    -----------    ---------
Rents..................  $    9,430     $   18,341       $  6,854    $        454      $     7,872    $        --    $  42,951
Property
 operating
 expenses..............       5,005         10,092          5,482           3,386            6,488             --       30,453
Interest
 income................          --             --             --              --               --          2,240        2,240
Interest
 expense -
 notes
 receivable............          --             --             --              --               --             --           --
                           --------     ----------       --------    ------------      -----------    -----------    ---------

Segment
 operating
 income
 <loss>................  $    4,425     $    8,249       $  1,372     $    <2,932>     $     1,384    $     2,240    $  14,738
                           ========     ==========       ========    ============      ===========    ===========    =========

Depreciation/
 amorti-
 zation................  $    1,611     $    1,831       $    598     $        --      $       324    $        --    $   4,364
Interest on
 debt..................       3,567          5,348          1,230           7,095              278             --       17,518
Capital
 expendi-
 tures.................       3,049          4,053            195             855               45             --        8,197
Assets.................     193,126        186,109         70,943         317,565           21,106         34,641      823,490

Property Sales:

                         Commercial     Apartments                      Land                                           Total
                         ----------     ----------                   ------------                                    ---------

Sales price............  $    1,814     $   22,650                     $   13,193                                    $  37,657
Cost of sale...........       1,620          6,690                         10,744                                       19,054
                         ----------     ----------                     ----------                                    ---------
Gain on sale...........  $      194     $   15,960                     $    2,449                                    $  18,603
                         ==========     ==========                     ==========                                    =========

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11.  OPERATING SEGMENTS (Continued)
----------------------------


                         Commercial                                                       Pizza
      1999               Properties     Apartments       Hotels         Land             Parlors      Receivables      Total
-----------------        ----------     ----------     ----------    ------------      -----------    -----------    ---------
Rents............        $    7,347     $   26,049     $    6,721    $        125      $     7,124    $       -      $  47,366
Property
 operating
 expenses........             3,815         15,830          5,486           2,747            6,174            -         34,052
Interest
 income..........               -              -              -               -                -            1,852        1,852
Interest
 expense -
 notes
 receivable......               -              -              -               -                -              881          881
                         ----------     ----------     ----------    ------------      -----------    -----------    ---------
Segment
 operating
 income
 (loss)..........        $    3,532     $   10,219     $    1,235    $     (2,622)     $       950    $       971    $  14,285
                         ==========     ==========     ==========    ============      ===========    ===========    =========

Depreciation/
 amorti-
 zation..........        $      899     $    2,619     $      638    $       -         $       324    $       -      $   4,480
Interest on
 debt............             1,691          7,553          1,819           8,084              230            -         19,377
Capital
 expendi-
 tures...........             1,985            371            143             582              207            -          3,288
Assets...........            93,503        254,403         88,782         329,470           21,502         54,399      842,059


                                        Apartments                      Land                                           Total
                                        ----------                   ------------                                    ---------
Property Sales:
Sales price......                         $ 28,605                       $ 11,464                                     $ 40,069
Cost of sales....                           16,112                          6,441                                       22,553
                                          --------                       --------                                     --------
Gain on sale.....                         $ 12,493                       $  5,023                                     $ 17,516
                                          ========                       ========                                     ========

NOTE 12.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

In 1996, ART was admitted to the Valley Ranch, L.P. partnership, as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ART's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the limited partner notified ART that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In March 1999, ART purchased the 100,000 of the Class A units for $100,000. ART subsequently reached an agreement with the other Class A unitholders to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In 1999 and the first quarter of 2000, a total of 4,000,000 units were purchased, and an additional 2,000,000 units will be purchased in May
2001 and May 2002.

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $2.2 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

                          AMERICAN REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 12.  COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

Litigation. ART is involved in various lawsuits arising in the ordinary course of business. In the opinion of ART's management, the outcome of these lawsuits will not have a material impact on ART's financial condition, results of operations or liquidity.

                           _________________________


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


Introduction
------------

ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Proposed Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named ARI. ARI will distribute shares of its common stock to ART stockholders and NRLP unitholders. NRLP unitholders, except for ART, will receive one share of ARI common stock for each unit of NRLP held. ART stockholders will receive .91 shares of ARI common stock for each share of ART common stock held. ART preferred stock will convert into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The share exchange and merger were subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The merger is expected to be completed in the second quarter of 2000.


Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at March 31, 2000 totaled $3.9 million, compared with $2.5 million at December 31, 1999. Although ART anticipates that during the remainder of 2000 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, refinancing of properties

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Liquidity and Capital Resources (Continued)
-------------------------------

and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1999, notes payable totaling $196.9 million had either scheduled maturities or required principal reduction payments during 2000. During the first quarter of 2000, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $127.0 million of the debt scheduled to mature in 2000.

Net cash used in operating activities increased to $15.3 million in the three months ended March 31, 2000, from $14.1 million in the three months ended March 31, 1999. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $5.2 million in the three months ended March 31, 2000 from $3.6 million in 1999. The increase is primarily attributable to the increase in accounts payable.

Net cash from pizza operations (sales less cost of sales) in the three months ended March 31, 2000, was $1.7 million approximating the $1.6 million in the three months ended March 31, 1999.

ART expects a decrease in cash flow from property operations during the remainder of 2000. Such decrease is expected to result from NRLP's continued selective sale of income producing properties.

Interest collected increased to $3.2 million in the three months ended March 31, 2000, from $772,000 in 1999. The increase was attributable to loans funded in 1999.

Interest paid of $17.2 million in the three months ended March 31, 2000, approximated the $17.7 million in 1999.

Advisory fees paid increased to $1.3 million in the three months ended March 31, 2000, from $1.1 million in 1999. The increase was due to an increase in ART's gross assets, the basis for such fee.

General and administrative expenses paid remained constant at $4.1 million in the three months ended March 31, 2000, and 1999.

ART's cash flow from its REIT investments is dependent on the ability of each of the entities to make distributions. ART received distributions from the REITs totaling $639,000 in the first quarter of 2000 compared to $306,000 in 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Liquidity and Capital Resources (Continued)
-------------------------------

Other cash from operating activities decreased to a use of $1.4 million in the three months ended March 31, 2000, from $3.2 million in 1999. The decrease was due to an increase in property prepaids, other miscellaneous property receivables and property escrows.

In the first quarter of 2000, ART received a total $5.0 million on the collection of three mortgage notes receivable and partial paydown of an additional three mortgage notes receivable.

In the first quarter of 2000, NRLP sold three apartments and one shopping center for a total of $24.5 million, receiving net cash of $7.9 million, after the payment of various closing costs and the payment or assumption of $15.3 million in mortgage debt. ART obtained new mortgage financing secured by three parcels of unimproved land of $43.0 million, receiving net cash of $22.6 million after the payment of various closing costs.

ART has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of ART's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $36.1 million at March 31, 2000.

Management expects that it will be necessary for ART to sell $69.9 million, $70.5 million and $25.2 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, ART would either sell other of its assets to pay such debt or return the property to the lender.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Commitments and Contingencies
-----------------------------

In 1996, ART was admitted to the Valley Ranch, L.P. partnership, as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ART's Series E Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series E Preferred Stock. In February 1999, the limited partner notified ART that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In March 1999, ART purchased the 100,000 Class A units for $100,000. ART subsequently reached agreement with the Class A unitholder to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In 1999 and the first quarter of 2000, a total of 4,000,000 units were purchased, and an additional 2,000,000 units will be purchased in May 2001 and May 2002.

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $2.2 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

Results of Operations
---------------------

For the three months ended March 31, 2000, ART reported a net loss of $5.7 million, compared to the net loss of $9.1 million for the three months ended March 31, 1999. The primary factors contributing to ART's net loss are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $7.9 million and $6.5 million, respectively, in the three months ended March 31, 2000 compared to $7.1 million and $6.2 million in 1999. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy, and the return of cheese prices to historical levels. Cheese prices were at a record high in January 1999.

Rents decreased to $35.1 million in the three months ended March 31, 2000 from $40.2 million in 1999. Rents from commercial properties increased to $9.4 million for the three months ended March 31, 2000 from $7.3 million in 1999, rent from hotels of $6.9 million in the three months ended March 31, 2000, approximated the $6.7 million in 1999 and rent from apartments decreased to $18.3 million in the three months ended March 31, 2000, from $26.0 million in 1999. The increase in commercial property rents was primarily attributable to the purchase of Encino Executive Plaza in May 1999 and the decrease in apartment rent was due to the sale of 14 apartments in 1999. Rental income is expected to decrease significantly in the remainder of 2000 as a result of the income producing properties sold in 1999 and 2000.

Property operations expense decreased to $24.0 million in the three months ended March 31, 2000, from $27.9 million in 1999. Property operations expense for commercial properties increased to $5.0 million in the three months ended March 31, 2000, from $3.8 million in 1999. For hotels, property operations expense of $5.5 million in the three

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

months ended March 31, 2000, approximated the $5.5 million in 1999. For land, property operations expense increased to $3.4 million in the three months ended March 31, 2000 from $2.7 million in 1999. For apartments, property operations expense decreased to $10.1 million in the three months ended March 31, 2000, from $15.8 million in 1999. The increase in commercial property operations expense was primarily due to the purchase of Encino Executive Plaza in May 1999. The increase for land was primarily due to the 11 land parcels acquired in 1999. The decrease in property operations expense for apartments was due to the sale of 14 apartments in 1999. Property operations expense is expected to decrease significantly in the remainder of 2000 as a result of the properties sold in 1999 and 2000.

Interest income from notes receivable increased to $2.2 million in the three months ended March 31, 2000 from $1.9 million in 1999.

Other income increased to $101,000 in the three months ended March 31, 2000 from a loss of $1.7 million in 1999. ART recognized an unrealized decrease in market value of its trading portfolio securities of $27,000 in the three months ended March 31, 2000 compared to $1.8 million in 1999. See NOTE 7. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense decreased to $20.2 million in the three months ended March 31, 2000 from $21.1 million in 1999. The decrease was attributable to the sale of 14 apartments and 11 parcels of land in 1999. In the remainder of 2000, interest expense is expected to continue to decrease due to the properties sold in 1999 and 2000.

Depreciation expense was comparable at $4.5 million in the three months ended March 31, 2000, and 1999.

Advisory fees increased to $1.3 million in the three months ended March 31, 2000 from $1.1 million in 1999. The increase was attributable to the increase in ART's gross assets, the basis for such fee. Such fee is expected to increase as ART's gross assets increase.

General and administrative expenses was comparable at $4.1 million in the three months ended March 31, 2000, and 1999.

Minority interest increased to $9.4 million in the three months ended March 31, 2000 from $8.4 million in 1999. The increase is attributable to the increased earnings of NRLP.

Equity in income of investees increased to $202,000 in the three months ended March 31, 2000 from a loss of $725,000 in 1999. The increase in equity income was attributable to gains from the sale of real estate in the REIT's.

In the three months ended March 31, 2000, ART recognized gains on the sale of real estate totaling $18.6 million; a $297,000 gain on the sale of two tracts, totaling 34.74 acres, of its Frisco Bridges land, a $1.9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Results of Operations (Continued)
---------------------

million gain on the sale of two tracts, totaling 13.9 acres, of its Mason Goodrich land, a $225,000 gain on the sale of a 2.6 acre tract of its Nashville land, $58,000 gain on the sale of a 43.01 acre tract of its Rasor land and $16,000 on the sale of its entire 450 acre Duchense land tract. NRLP recognized a $6.7 million gain on the sale of the Summerwind Apartments, a $6.2 million gain on the sale of the Windtree Apartments, a $3.1 million gain on the sale of Whispering Pines Apartments and a $194,000 gain on the sale of the Katella Plaza Shopping Center.

In the three months ended March 31, 1999, ART recognized gains on the sale of real estate totaling $17.5 million; a $472,000 gain on the sale of a 4.6 acre tract of its Plano Parkway land, a $432,000 gain on the sale of a 9.9 acre tract of its Mason/Goodrich land, a $3.1 million gain on the sale of two tracts of its McKinney II and McKinney IV land totaling 33.7 acres and a $979,000 gain on the sale of a $13.0 acre tract of its Rasor land. GCLP recognized a $2.2 million gain on the sale of the Olde Towne Apartments, a $706,000 gain on the sale of the Santa Fe Apartments and a $9.6 million gain on the sale of the Mesa Ridge Apartments.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Year 2000 (Continued)
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that ART's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor ART's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.


                       _________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


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



Date:       May 15, 2000         By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:       May 15, 2000         By:  /s/ Thomas A. Holland
     --------------------------     -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                     For the Quarter ended March 31, 2000



Exhibit                                                                Page
Number                         Description                            Number
-------        ---------------------------------------------------    ------


27.0           Financial Data Schedule.                                 28