Form 10-Q
period 2000-06-30
AMERICAN REALTY TRUST INC
filed 2000-08-14
CIK 827165

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000
                                                            -------------


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
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                               10,435,600
----------------------------                   --------------------------------
          (Class)                               (Outstanding at July 31, 2000)

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

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

                          AMERICAN REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,    December 31,
                                                              2000          1999
                                                            --------      --------
                                                            (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
  Performing ($21,872 in 2000 and $13,345 in 1999
    from affiliates)....................................... $ 31,610      $ 38,272
  Nonperforming............................................    2,920         2,909
                                                            --------      --------
                                                              34,530        41,181

Less - allowance for estimated losses......................   (2,577)       (2,577)
                                                            --------      --------
                                                              31,953        38,604

Real estate held for sale..................................  312,495       319,636

Real estate held for investment, net of accumulated
  depreciation ($148,851 in 2000 and $164,583 in
  1999)....................................................  438,698       451,994

Pizza parlor equipment, net of accumulated
  depreciation ($2,791 in 2000 and $2,369 in 1999).........    7,033         6,872

Marketable equity securities, at market value..............      847           394
Cash and cash equivalents..................................    2,732         2,479
Investments in equity investees............................   41,976        47,686
Intangibles, net of accumulated amortization,
  ($2,001 in 2000 and $1,770 in 1999)......................   14,074        14,305
Other assets (including $8,764 in 2000 from affiliates)....   50,873        37,576
                                                            --------      --------

                                                            $900,681      $919,546
                                                            ========      ========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                   June 30,  December 31,
                                                     2000       1999
                                                   --------  ------------
                                                   (dollars in thousands,
                                                      except per share)
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable ($23,149 in 2000 and
  $13,900 in 1999 to affiliates).....................$692,972      $706,196
Margin borrowings....................................  33,678        33,264
Accounts payable and other liabilities ($4,700
  in 2000 and $18,917 in 1999 to affiliate)..........  25,719        45,983
                                                     --------  ------------

                                                      752,369       785,443


Minority interest.................................... 109,950        87,837


Commitments and contingencies


Stockholders' equity
Preferred Stock, $2.00 par value, authorized
  20,000,000 shares, issued and outstanding
Series F, 2,600,000 shares in 2000 and
  1999 (liquidation preference $26,000)..............   4,600       4,600
Series I, 50,000 shares in 2000 (liquidation
  preference $500)...................................     100         --
Common Stock, $.01 par value; authorized
  100,000,000 shares, issued 11,459,132 shares in
  2000 and 13,496,348 in 1999........................     115         135
Paid-in capital......................................  85,508      85,854
Accumulated (deficit)................................ (51,953)    (44,295)
Treasury stock at cost, 827,800 shares in 2000
  and 2,737,216 shares 1999..........................      (8)        (28)
                                                     --------     -------

                                                       38,362      46,266
                                                     --------     -------

                                                     $900,681     $919,546
                                                     ========     ========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three Months       For the Six Months
                                                              Ended June 30,             Ended June 30,
                                                          ------------------------  ------------------------
                                                             2000         1999         2000         1999
                                                          -----------  -----------  -----------  -----------
                                                              (dollars in thousands, except per share)
Property operations
  Rents...........................................        $    35,424  $    41,623  $    70,503  $    81,865
  Property operations expense.                                 22,710       25,523       46,675       53,401
                                                          -----------  -----------  -----------  -----------
    Operating income..............................             12,714       16,100       23,828       28,464

Land operations
  Sales..........................................               5,760       33,260       18,953       41,724
  Cost of sales..................................               4,698       26,904       15,442       30,345
                                                          -----------  -----------  -----------  -----------
    Gain on land sales............................              1,062        6,356        3,511       11,379

Pizza parlor operations
  Sales..........................................               8,392        7,829       16,264       14,953
  Cost of sales..................................               6,852        6,624       13,340       12,798
                                                          -----------  -----------  -----------  -----------
    Gross margin..................................              1,540        1,205        2,924        2,155

Income from operations...........................              15,316       23,661       30,263       41,998

Other income
  Interest income.................................                772        1,846        3,012        3,698
  Equity in income (loss) of
    investees.....................................                 94        4,121          296        3,396
  Gain on sale of real estate.                                 32,078       14,845       48,232       27,338
  Other...........................................               (288)         670         (187)      (1,040)
                                                          -----------  -----------  -----------  -----------
                                                               32,656       21,482       51,353       33,392

Other expenses
  Interest........................................             20,391       24,426       40,573       45,540
  Depreciation and
    amortization..................................              4,544        4,537        8,908        9,017
  General and administrative......................              4,723        4,797        8,832        8,850
  Advisory fee to affiliate.......................              1,283        1,385        2,624        2,486
  Litigation settlement..........................                 --            91          --           275
  Provision for loss.............................                 --         2,027          --         2,027
  Minority interest..............................              17,895        6,931       27,266       15,373
                                                          -----------  -----------  -----------  -----------
                                                               48,836       44,194       88,203       83,568
                                                          -----------  -----------  -----------  -----------

Net income (loss)................................                (864)         949       (6,587)      (8,178)
Preferred dividend requirement                                   (563)        (568)      (1,071)      (1,134)
                                                          -----------  -----------  -----------  -----------
Net income (loss) applicable
  to Common shares...............................         $    (1,427) $       381  $    (7,658) $    (9,312)
                                                          ===========  ===========  ===========  ===========

Earnings per share
  Net income (loss)..............................               $(.13)        $.04  $      (.71) $      (.87)
                                                          ===========  ===========  ===========  ===========

Weighted average Common shares
  used in computing earnings
  per share......................................          10,716,533   10,759,166   10,738,003   10,750,790
                                                          ===========  ===========  ===========  ===========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 2000

                                       Series F   Series I
                                       Preferred  Preferred   Common   Treasury   Paid-in     Accumulated  Stockholders'
                                         Stock     Stock      Stock     Stock     Capital      (Deficit)     Equity
                                       ---------  ---------   ------   ---------  -------     -----------  ------------
                                                              (dollars in thousands, except per share)

Balance, January 1, 2000............... $4,600      $  -       $135     $(28)      $85,854     $(44,295)    $ 46,266

Preferred dividends
 Series F Preferred Stock ($.50
   per share)..........................    -          -          -        -            -         (1,064)      (1,064)
 Series I Preferred Stock
   ($.14 per share)....................    -          -          -        -            -             (7)          (7)

Retirement of Treasury Stock...........    -          -         (20)      20           -             -            -

Repurchase of Common Stock.............    -          -          -        -           (746)         -           (746)

Sale of Series I Preferred Stock.......    -         100         -        -            400          -            500

Net (loss).............................    -          -          -        -            -         (6,587)      (6,587)
                                        ------      ----       ----     ---        -------     --------     --------

Balance, June 30, 2000................. $4,600      $100       $115     $(8)       $85,508     $(51,953)    $ 38,362
                                        ======      ====       ====     ===        =======     ========     ========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Six Months
                                                                 Ended June 30,
                                                                  2000      1999
                                                                --------  --------
Cash Flows From Operating Activities                          (dollars in thousands)
  Rents collected.............................................  $ 69,984  $ 97,048
  Pizza parlor sales collected................................    16,299    15,635
  Interest collected..........................................     3,948     1,027
  Distributions received from equity investees'
   operating cash flow........................................     1,806       849
  Payments for property operations............................   (60,701)  (63,096)
  Payments for pizza parlor operations........................   (13,295)  (12,873)
  Interest paid...............................................   (32,965)  (39,003)
  Advisory fee paid to affiliate..............................    (2,624)   (2,487)
  Distributions to minority interest holders..................    (5,153)   (2,921)
  Purchase of marketable equity securities....................    (5,531)   (1,196)
  Proceeds from sale of marketable equity
   securities.................................................     4,203     1,604
  General and administrative expenses paid....................    (8,832)   (8,899)
  Other.......................................................       764     5,345
                                                                --------  --------
   Net cash (used in) operating activities....................   (32,097)   (8,967)

Cash Flows From Investing Activities
  Collections on notes receivable.............................    14,757    13,170
  Proceeds from sale of real estate...........................    42,759    60,130
  Acquisition of real estate..................................    (1,040)  (36,649)
  Pizza parlor equipment purchased............................      (161)     (578)
  Notes receivable funded.....................................    (9,956)  (30,717)
  Earnest money/escrow deposits...............................    (5,944)   23,578
  Investment in real estate entities..........................     3,997       (35)
  Construction and development................................    (8,030)       --
  Real estate improvements....................................    (5,064)  (13,578)
                                                                --------  --------
   Net cash provided by (used in) investing
    activities................................................    31,318    15,321

Cash Flows From Financing Activities
  Proceeds from notes payable.................................   124,201    71,385
  Payments on notes payable...................................   (90,809)  (96,770)
  Deferred borrowing costs....................................    (3,737)   (2,334)
  Net (payments) to/advances from affiliates..................   (27,681)   18,281
  Common dividends paid.......................................        --      (541)
  Issuance of Series I Preferred Stock........................       500        --
  Preferred dividend..........................................    (1,071)   (1,134)
  Margin borrowings, net......................................       375      (694)
  Sale of Common Stock under dividend
   reinvestment plan..........................................        --         5
  Repurchase of Common Stock..................................      (746)       --
                                                                --------  --------
   Net cash provided by financing activities..................     1,032   (11,802)

   Net increase (decrease) in cash and cash
    equivalents...............................................       253    (5,448)

Cash and cash equivalents, beginning of period................     2,479    11,523
                                                                --------  --------
Cash and cash equivalents, end of period......................  $  2,732  $  6,075
                                                                ========  ========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                    For the Six Months
                                                      Ended June 30,
                                                      2000       1999
                                                     --------  -------
                                                  (dollars in thousands)
Reconciliation of net (loss) to net cash
  (used in) operating activities

  Net (loss)......................................    $(6,587)  $(8,178)
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities
    Depreciation and amortization.................      8,908    14,924
  Gain on sale of real estate.....................    (51,743)  (38,717)
  Distributions from equity investees' operating
     cash flow....................................      1,806       849
  Distributions to minority interest holders......      5,153     2,921
  Equity in (income) loss of investees............       (296)   (3,396)
  Decrease in marketable equity securities........        543     2,209
  (Increase) decrease in accrued interest
     receivable...................................        940    (2,597)
  Decrease in other assets........................      4,548    11,674
  Increase (decrease) in accrued interest payable         546    (1,242)
  Increase in accounts payable and other
     liabilities..................................      4,085    12,658
  Other...........................................         --       (72)
                                                     --------  --------

     Net cash (used in) operating activities......    (32,097) $ (8,967)
                                                     ========  ========

Schedule on noncash investing and financing activities

  Notes payable from acquisition of real estate...   $  2,927  $ 64,047

  Notes payable assumed by buyer on sale of real
    estate........................................     27,914     2,428

  Notes receivable from sale of real estate.......         --    20,000

  Issuance of partnership units...................         --     1,617

  Retirement of Common Stock......................         20        --

  Provision for loss..............................         --     2,027

  Exchange of real estate at carrying value.......      2,989        --


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          AMERICAN REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

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

Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ART's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.   NRLP MANAGEMENT CORP.
-------------------------------

Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary, was elected general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. NRLP is a publicly traded master limited partnership which was formed on January 29, 1987. It commenced operations on September 18, 1987, when, through NOLP, it acquired all of the assets, and assumed all of the liabilities, of 35 public and private limited partnerships. NRLP is the sole limited partner of NOLP and owns 99% of the beneficial interest in NOLP. NRLP and NOLP operate as an economic unit and, unless the context otherwise requires, all references herein to NRLP shall constitute references to NRLP and NOLP as a unit. NMC, as general partner, has discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets. In November 1992, NOLP refinanced 52 of the apartments in its real estate portfolio and the underlying debt of a wraparound mortgage note receivable with a financial institution. To facilitate such refinancing, NOLP transferred these assets to Garden Capital, L.P. ("GCLP"). NOLP is the sole limited partner in GCLP. GCLP is the sole limited partner in the single asset limited partnerships which were formed for the purpose of acquiring, operating and holding title to the apartments and wraparound mortgage note transferred by NOLP. The general partner and owner of a
 .7% beneficial interest in GCLP and a 1% beneficial interest in the GCLP single asset operating partnerships is Garden National Realty, Inc. ("GNRI"), a wholly-owned subsidiary of ART. As of July 31, 2000, ART owned approximately 56.2% of NRLP's outstanding units of limited partnership interest.

NOTE 3.   TRANSACTION WITH AMERICAN REALTY INVESTORS, INC.
----------------------------------------------------------

On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named American Realty Investors, Inc. ("ARI"). The share exchange and merger was subject to a vote of stockholders/unitholders of both

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   TRANSACTION WITH AMERICAN REALTY INVESTORS, INC. (Continued)
----------------------------------------------------------

entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The transaction was closed on August 2, 2000. ART stockholders and NRLP unitholders, except for ART, received one share of ARI common stock for each unit of NRLP held. ART stockholders received .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock was converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of common stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000.

NOTE 4.   NOTES RECEIVABLE
--------------------------

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

In September 1999, in conjunction with the sale of two apartments, NRLP provided $2.1 million in purchase money financing secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. NRLP had the option to obtain the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, NRLP agreed to forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In March 2000, the borrower made a $1.1 million payment, upon receipt of which NRLP returned the deeds of trust and terminated the option agreement. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, NRLP funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.   NOTES RECEIVABLE (Continued)
--------------------------

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. Negotiations are in process to further modify and extend the loan.

In June 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $3.3 million were received. The loan had a principal balance of $1.6 million at March 31, 2000. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In August 1998, NRLP funded a $635,000 loan to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan's principal balance to $404,000 at March 31, 2000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. The borrower did not make the required payments and the loan was classified as nonperforming. NRLP has begun legal proceedings to collect the balance due. No loss is expected in excess of previously established reserves if NRLP is unable to collect the balance due.

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

NOTE 4.   NOTES RECEIVABLE (Continued)
--------------------------

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

In June 2000, NRLP sold the 124,322 sq.ft. Marina Playa Office Building in Santa Clara, California, for $25.8 million, receiving $7.6 million in cash and providing financing of $18.8 million. Also in June 2000, NRLP sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation.

Related Party. In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property. NRLP received $810,000 of the net proceeds of the sale, of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal reducing the principal balance to $1.7 million. NRLP is to receive escrowed monies of $377,000 in 2000. Through June 2000, $50,000 has been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, is a Director of NMC, the general partner of NRLP.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow interest payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, NRLP ceased accruing interest on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. The note

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.   NOTES RECEIVABLE (Continued)
--------------------------

was further modified, changing the loan commitment to $1.5 million, the maturity date to December 2000, and payments to net revenues of the shopping center. Richard D. Morgan, a Bordeaux member, is a Director of NMC, the general partner of NRLP.

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

In February 1999, NRLP funded a $5.0 million unsecured loan to One Realco Corporation, which at June 30, 2000, owned approximately 15.8% of the outstanding shares of ART's common stock. The loan bears interest at 12.0% per annum and originally matured in February 2000. All principal and interest were due at maturity. The loan is guaranteed by Basic Capital Management, Inc. ("BCM"), ART's advisor. In March 2000, the note was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. The maturity date was extended to February 2002. In exchange for the modification and extension, the borrower paid all accrued but unpaid interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd., which owns a hotel in Bulgaria. Through June 30, 2000, $10.2 million has been funded. In July 2000, the note was again modified, increasing the loan commitment to $15.0 million.

During 1998 and 1999, NRLP funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. ("Centura"). The loan was secured by
2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, NRLP exercised its option contained in the loan agreement, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. NRLP has contracted to purchase an additional 10.0% limited partnership interest in both Centura and NLP/CH, Ltd., a Centura affiliated partnership that owns

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.   NOTES RECEIVABLE (Continued)
--------------------------

land adjacent to the office building, for a total of $1.3 million. Through April 2000, $542,000 has been paid. Through July 2000, $697,000 has been paid.

NOTE 5.    REAL ESTATE
----------------------

In 2000, ART sold the following properties:

                                                                  Net
                                           Units/       Sales     Cash       Debt     Gain on
   Property             Location        Sq.Ft./Acres    Price   Received  Discharged   Sale
------------------  -----------------  --------------  -------  --------  ----------  -------
First Quarter
Apartments
Summerwind          Reseda, CA         172 Units       $ 9,000    $3,082      $5,568* $ 6,684
Windtree            Reseda, CA         159 Units         8,350     2,911       5,063*   6,170
Whispering Pines    Canoga Park, CA    102 Units         5,300     1,597       3,437*   3,106

Shopping Center                                                                            --
Katella Plaza       Orange, CA         62,290 Sq.Ft.     1,814       283       1,188      194

Land
Duchense            Duchense, UT       420 Acres            43        42          --       16
Frisco Bridges      Collin County, TX  15.00 Acres       2,675       706       2,000      297
Frisco Bridges      Collin County, TX  19.74 Acres       2,971        --          --**     --
Mason/Goodrich      Houston, TX        1.1 Acres           129        --         116       70
Mason/Goodrich      Houston, TX        12.8 Acres        2,536        --       1,803    1,783
Nashville           Nashville, TN      2.6 Acres           405        --         345      225
Rasor               Plano, TX          43.01 Acres       1,850        --       1,604       58

Second Quarter
Apartments
Pines               Little Rock, AR    257 Units         4,650     1,281       3,063    2,441
Four Seasons        Denver, CO         384 Units        16,600     6,543       9,220*   8,191
Sherwood Glen       Urbandale, IA      180 Units         6,250     1,244       4,626*   4,161

Office Building
Marina Playa        Santa Clara, CA    124,205 Sq.Ft.   25,750     7,627       7,766   17,285

Land
Rasor               Plano, TX          5.4 Acres           915        --         915      705
Salmon River        Salmon River, ID   3.0 Acres            45        44          --       38
Valley Ranch        Irving, TX         22.4 Acres        1,455        --       1,375     (585)
Parkfield           Denver, CO         2.6 Acres           615        (1)        584      512
Frisco Bridges      Collin County, TX  24.3 Acres        4,194      (435)      4,000      259
Vista Business
 Park               Travis County, TX  5.4 Acres           620        14         577      173
McKinney Corners
 II                 Collin County, TX  14.6 Acres          500      (599)      1,050      (40)

Third Quarter
Apartments
Fair Oaks           Euless, TX         208 Units         6,850       609       5,711    4,082

Land
Mason/Goodrich      Houston, TX        6.8 Acres         1,198       114         991      807
McKinney Corners
 I,II,III,IV,V      Collin County, TX  82.0 Acres        9,150       613       8,123    1,638

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.   REAL ESTATE (Continued)
---------------------
------------

*   Debt assumed by purchaser.
**  Exchanged for 3.25 acres of Clark land.

In 2000, ART purchased the following properties:

                                                              Net
                                         Units/     Purchase  Cash    Debt    Interest   Maturity
   Property            Location       Sq.Ft./Acres   Price    Paid  Incurred    Rate       Date
----------------  ------------------  ------------  --------  ----  --------  ---------  --------
First Quarter
Land
Clark             Farmers Branch, TX  3.25 Acres      $2,989  $ --  $   -- **      -- %        --

Kelly lots        Collin County, TX   .75 Acres          130    20     100 *      10.0      03/10
Mastenbrook       Collin County, TX   157.86 Acres     3,200   704   2,400 *       9.0      09/00

Second Quarter
Land
Sladek            Travis County, TX   63.3 Acres         712   316     427 *      10.0      05/04

------------

*    Seller financing.
**  Exchanged for 19.74 acres of Frisco Bridges land.

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES
-----------------------------------------

Real estate entities. ART's investment in real estate entities at June 30, 2000, included equity securities of two publicly traded Real Estate Investment Trusts (collectively the "REITs") Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ART's advisor, serves as advisor to the REITs.

ART accounts for its investment in the REITs and the joint venture partnerships using the equity method. Substantially all of the equity securities of the REITs are pledged as collateral for borrowings. See NOTE 10. "MARGIN BORROWINGS."

ART's investment in real estate entities, accounted for using the equity method, at June 30, 2000 was as follows:

                     Equivalent
                     Percentage      Carrying       Investee
                      of ART's       Value of      Book Value      Market Value
                    Ownership at   Investment at       at        of Investment at
Investee           June 30, 2000   June 30, 2000  June 30, 2000   June 30, 2000
--------           --------------  -------------  -------------  ----------------
IORI                        28.7%        $ 7,516        $11,054           $ 2,972
TCI                         25.1%         24,937         44,881            26,348
                                         -------                          -------
                                          32,453                          $29,320
Other                                      9,523
                                         -------
                                         $41,976
                                         =======

The difference between the carrying value of ART's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   INVESTMENTS IN EQUITY INVESTEES (Continued)
-----------------------------------------

Management continues to believe that the market value of each of the REITs undervalues their assets and ART may, therefore, continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the six months ended June 30, 2000:

     Revenues....................................  $ 77,554
     Equity in income of partnerships............        69
     Property operating expenses.................    50,422
     Depreciation................................    11,846
     Interest expense............................    25,877
                                                   --------
     (Loss) before gains on sale of real estate..   (10,522)

     Gain on sale of real estate.................    34,829
                                                   --------
     Net income..................................  $ 24,307
                                                   ========

ART's share of equity investees' loss before gains on the sale of real estate was $1.9 million for the six months ended June 30, 2000, and its share of equity investees' gains on sale of real estate was $9.3 million for the six months ended June 30, 2000.

ART's cash flow from the REITs is dependent on the ability of each of them to make distributions. In the six months ended June 30, 2000, distributions totaling $1.4 million were received from the REITs.

In the first six months ended June 30, 2000, ART purchased a total of $976,000 of equity securities of the REITs.

In June 2000, ART sold 1.6 million shares of TCI stock resulting in a $7.7 million loss and 54,000 shares of IORI stock resulting in a $246,000 loss. These losses are included in equity income (loss) of investees on the Statement of Operations.

Also in June 2000, ART sold its partnership interest in Vestavia Lake Apartments in Orlando, Florida, resulting in a gain of $787,000 included in equity income
(loss) of investees on the Statement of Operations.

Elm Fork Ranch, L.P. In September 1997, a newly formed limited partnership, of which ART is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. ART contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. The partnership agreement designates ART as the managing general partner. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, ART receiving $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return on their

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES (Continued)
-----------------------------------------

investment before any sharing of partnership profits occurs. One of the limited partners in the partnership is also a limited partner in a partnership that owns approximately 15.8% of the outstanding shares of ART's Common Stock. In June 2000, ART sold its partnership interest for $2.0 million with an option to repurchase the interest at any time prior to December 31, 2000 for $2.0 million plus an amount equal to 20% times the number of days from the date of agreement to the exercise date. ART, intends to exercise the option and therefore, has not recognized a gain (loss) on the sale.

NOTE 7.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
----------------------------------------------------------

Since 1994, ART has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first six months of 2000, ART purchased $4.8 million and sold $4.2 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At June 30, 2000, ART recognized an unrealized decrease in the market value of its trading portfolio securities of $127,000. Also in the first six months of 2000, ART realized a net loss of $747,000 from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.   NOTES PAYABLE
-----------------------

In 2000, ART financed/refinanced or obtained second mortgage financing on the following:

                                                                                 Net
                                             Acres/        Debt       Debt       Cash    Interest   Maturity
    Property              Location        Units/Sq.Ft.   Incurred  Discharged  Received    Rate       Date
-------------------  ------------------  --------------  --------  ----------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley         Farmers Branch, TX  10.08 Acres      $ 7,150  $     --     $ 6,960     14.00%     03/03
Frisco Bridges       Collin County, TX   127.41 Acres      18,000      11,900     6,190     13.00      03/01
Frisco Bridges       Collin County, TX   62.84 Acres        7,800       4,985     2,432     14.00      03/02
Nashville            Nashville, TN       144.82 Acres      10,000       2,034     7,039     15.50      07/00

Second Quarter
Apartments
Rockborough          Denver, CO          345 Units          2,222          --     1,942      8.37      11/10
Confederate Point    Jacksonville, FL    206 Units          7,440       5,879     1,039      8.12      05/07
Whispering Pines     Topeka, KS          320 Units          7,530       6,829       302      8.12      05/07
Chateau Bayou        Ocean Springs, MS   122 Units          1,007          --       988      8.36      05/10
Waters Edge          Gulfport, MS        238 Units          7,532       3,993     3,447      8.08      05/07

Land
Katy                 Harris County, TX   130.6 Acres        4,250       4,042        (9)     13.0      5/1/01

Third Quarter
Office Buildings
Centura Tower        Farmers Branch, TX  410,910 Sq.Ft.    15,000          --    14,612      16.9      07/02

Related Party. GCLP has funded a $125.0 million loan commitment to ART. The loan is secured by second liens on six ART properties in Minnesota,

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.   NOTES PAYABLE (Continued)
-----------------------

Mississippi and Texas; by the stock of ART Holdings, Inc., a wholly-owned subsidiary of ART that owns 3,268,535 NRLP limited partner units; by the stock of NMC, also a wholly-owned subsidiary of ART and the general partner of NRLP; a pledge of 678,475 NRLP limited partner units owned by BCM and a pledge of 284,434 NRLP limited partner units owned by ART. The loan bears interest at 12.0% per annum, requires monthly payments of interest only and matures in November 2003. In March 2000, ART sold 3.254 acres of improved land in Farmers Branch, Texas, adjacent to NRLP's Centura Tower Office Building, to NRLP for its carrying value of $3.0 million, with the sales price being applied as a paydown on the loan. In April 2000, an additional $3.2 million was funded. GCLP is consolidated for financial statement purposes and the loan balance is eliminated. The loan will not be repaid due to merger. See NOTE 3. "TRANSACTION WITH AMERICAN REALTY INVESTORS, INC."

NOTE 9.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
-------------------------------------------------------

Fees and cost reimbursement to affiliates for the six months ended:

                                               June 30,
                                                 2000
                                               --------
Property and construction management fees*..    $1,577
Loan placement fees.........................       530
Real estate commissions.....................     2,780
Leasing commissions.........................       496
Reimbursement of administrative expenses....     2,636
                                                ------
                                                $8,019
                                                ======

-----------------
* Net of property management fees paid to subcontractors, other than Regis Realty, Inc., which is owned by an affiliate of BCM.

NOTE 10.  MARGIN BORROWINGS
---------------------------

ART has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $33.7 million at June 30, 2000.

In April 2000, ART obtained a security loan in the amount of $5.0 million with a financial institution. ART received net cash of $4.6 million after various closing costs. The loan bears interest at 1% plus prime per annum (currently 10.5%), requires monthly payments of interest only and matures April 2001. The loan is secured by 910,224 shares of ART Common Stock held by BCM, ART's advisor, and 100,000 units of NRLP.

In June 2000, certain brokerage firms foreclosed upon and sold 1.6 million shares of TCI and 54,000 shares of IORI pledged on the margin accounts, in the amount of $6.8 million and $164,000, respectively. The proceeds from these sales reduced margin debt secured by such shares.

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.  MARGIN BORROWINGS (Continued)
---------------------------

In June 2000, TCI advanced ART $9.0 million. The loan is secured by 409,934 shares of IORI common stock. The loan bears interest at 15% per annum and matures October 2000. All principal and interest are due at maturity.

NOTE 11.  INCOME TAXES
----------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ART had no taxable income or provision for income taxes in the six months ended June 30, 2000 or 1999.

NOTE 12.  OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $8.8 million of general and administrative expenses for the six months ended June 30, 2000 and $8.9 million for 1999. Excluded from operating segment assets are assets of $132.9 million in 2000 and $83.5 million in 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ART conducts all of its business within the United States.

Presented below are ART's reportable segments operating income for the six months ended June 30, and segment assets at June 30.

                        Commercial                                    Pizza
        2000            Properties  Apartments   Hotels     Land     Parlors   Receivables   Total
      -------           ----------  ----------  --------  ---------  --------  -----------  --------
Rents.................    $ 16,478    $ 36,309  $ 16,468   $  1,248   $16,264       $   --  $ 86,767
Property operating
 expenses.............       9,939      20,389    11,460      4,887    13,340           --    60,015
Interest income.......          --          --        --         --        --        3,012     3,012
Interest expense -
 notes receivable.....          --          --        --         --        --           --        --
Segment operating
 income...............          --          --        --         --        --           --        --
                          --------    --------  --------   --------   -------  -----------  --------
                          $  6,539    $ 15,920  $  5,008    $(3,639)  $ 2,924       $3,012  $ 29,764
                          ========    ========  ========   ========   =======  ===========  ========

Depreciation/
 amortization.........    $  3,498    $  3,449  $  1,238   $     --   $   720       $   --  $  8,905
Interest on debt......       8,264      10,817     2,452     14,177       569           --    36,279
Capital expenditures..       1,529       9,488       317      1,760       161           --    13,255
Assets................     181,177     177,085   241,561    151,370        21           --   751,214


                         Commercial
Property Sales:          Properties  Apartments               Land                            Total
                         ----------  ----------             --------                         --------
Sales price                $27,564     $50,150              $18,953                          $96,667
Cost of sale                10,085      19,397               15,442                           44,924
                           -------     -------              -------                          -------
Gain on sale               $17,479     $30,753              $ 3,511                          $51,743
                           =======     =======              =======                          =======

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.  OPERATING SEGMENTS (Continued)
----------------------------

                   Commercial                                  Pizza
     1999          Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
-----------------  ----------  ----------  -------  --------  -------  -----------  --------

Rents............    $ 14,241    $ 50,734  $15,661  $  1,229  $14,953  $        --  $ 96,818
Property
 operating
 expenses........       7,450      29,771   11,006     5,174   12,798           --    66,199
Interest
 income..........           -           -        -         -        -        3,698     3,698
Interest
 expense -
 notes
 receivable                 -           -        -         -        -          559       559
                     --------    --------  -------  --------  -------  -----------  --------
Segment
 operating
 income
 (loss)..........    $  6,791    $ 20,963  $ 4,655  $ (3,945) $ 2,155      $ 3,139  $ 33,758
                     ========    ========  =======  ========  =======  ===========  ========

Depreciation/
 amorti-
 zation..........    $  1,954    $  5,122  $ 1,272  $     --  $   652      $    --  $  9,000
Interest on
 debt............       3,804      14,948    2,433    17,642      488           --    39,315
Capital
 expendi-
 tures...........       8,413       3,246      994       926      127           --    13,706
Assets...........     139,671     237,331   72,236   319,776   21,514       92,200   882,728

Property Sales:                 Apartments  Hotels    Land                            Total
                                ---------- -------- --------                        --------
Sales price......                $ 45,800  $25,000  $ 44,724                        $115,524
Cost of sales....                  26,340   17,122    33,345                          76,807
                                 --------  -------  --------                        --------
Gain on sale.....                $ 19,460  $ 7,878  $ 11,379                        $ 38,717
                                 ========  =======  ========                        ========

NOTE 13.  COMMITMENTS AND CONTINGENCIES
----------------------------------------

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

                          AMERICAN REALTY TRUST, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 13.  COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $7.4 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $7.5 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

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

Transaction with American Realty Investors, Inc. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named ARI. The share exchange and merger was subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The transaction was closed on August 2, 2000. Shares of its common stock to ART stockholders and NRLP unitholders, except for ART, received one share of ARI common stock for each unit of NRLP held. ART stockholders received .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of common stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at June 30, 2000, totaled $2.7 million, compared with $2.5 million at December 31, 1999. Although ART anticipates that during the remainder of 2000 it will generate excess

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ART's debt obligations as they mature. ART will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1999, notes payable totaling $196.9 million had either scheduled maturities or required principal reduction payments during 2000. During the first six months of 2000, ART either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $101.3 million of the debt scheduled to mature in 2000.

Net cash used in operating activities increased to a use of $32.0 million million in the six months ended June 30, 2000, from a use of $9.0 million in the six months ended June 30, 1999. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $9.3 million in the six months ended June 30, 2000 from $33.9 million in 1999. The decrease is primarily attributable to the sale of 14 apartments in 1999.

Net cash from pizza operations (sales less cost of sales) in the six months ended June 30, 2000, was $3.0 million approximating the $2.7 million in the six months ended June 30, 1999.

ART expects a decrease in cash flow from property operations during the remainder of 2000. Such decrease is expected to result from NRLP's continued selective sale of income producing properties.

Interest collected increased to $3.9 million in the six months ended June 30, 2000, from $1.0 million in 1999. The increase was attributable to loans funded in 1999.

Interest paid decreases to $33.0 million in the six months ended June 30, 2000, from $39.0 million in 1999. The decrease was attributable to the 22 land parcels and 14 apartments sold in 1999 resulting in the payoff, paydown or assumption by the purchaser of mortgage debt.

Advisory fees paid of $2.6 million in the six months ended June 30, 2000, approximated the $2.5 million in 1999.

General and administrative expenses of $8.8 million in the six months ended June 30, 2000, approximated the $8.9 million in 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

ART's cash flow from its REIT investments is dependent on the ability of each of the entities to make distributions. ART received distributions from the REITs totaling $1.8 million in the first six months of 2000 compared to $849,000 in 1999.

Other cash from operating activities decreased to $764,000 in the six months ended June 30, 2000, from $5.3 million in 1999. The decrease was due to an increase in property prepaids, other miscellaneous property receivables and property escrows.

In the first six months of 2000, ART received a total $11.7 million on the collection of seven mortgage notes receivable and $1.1 million in partial paydown of another mortgage note receivable.

In the first six months of 2000, NRLP sold six apartments, one office building and one shopping center for a total of $77.7 million, receiving net cash of $24.6 million after the payment of various closing costs and the payment or assumption of $39.9 million in mortgage debt. NRLP obtained new mortgage financing secured by three parcels of unimproved land of $7.2 million, receiving net cash of $7.0 million after the payment of various closing costs. NRLP obtained second mortgage financing secured by an apartment of $2.2 million, receiving net cash of $1.9 million after the payment of various closing costs. NRLP also refinanced the mortgage debt secured by two apartments in the amount of $15.0 million, receiving net cash of $1.3 million after paying off $12.7 million in existing mortgage debt and the payment of various closing costs. ART obtained new mortgage financing secured by three parcels of unimproved land of $43.0 million, receiving net cash of $22.6 million after the payment of various closing costs. ART obtained new mortgage financing and a second mortgage financing secured by two apartments, for a total of $8.5 million, receiving net cash of $4.4 million after paying off an existing mortgage debt in the amount of $3.8 million and the payment of various closing costs.

ART has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of ART's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of the REITs, NRLP and ART's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $33.7 million at June 30, 2000. In June 2000, certain brokerage firms foreclosed upon and sold 1.6 million shares of TCI and 54,000 shares of IORI pledged on the margin accounts, in the amount of $6.8 million and $164,000, respectively. The proceeds from these sales reduced margin debt secured by such shares.

Management expects that it will be necessary for ART to sell $65.0 million, $25.2 million and $11.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ART is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, ART would either sell other of its assets to pay such debt or return the property to the lender.

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

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $7.4 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

In the second quarter of 2000, NRLP obtained second mortgage financing secured by an apartment of $7.5 million. ART has agreed to guaranty the loan as the corporate parent of the general partner of the borrower.

Results of Operations
---------------------

For the six months ended June 30, 2000, ART reported a net loss of $7.7 million, compared to the net loss of $9.3 million for the six months ended June 30, 1999. The primary factors contributing to ART's net loss are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $8.4 million and $6.9 million, respectively, in the three months ended June 30, 2000 and $16.3 million and $13.3 million for the six months ended June 30, 2000 compared to $7.8 million and $6.6 million, respectively, for the three months ended June 30, 1999 and $15.0 million and $12.8 million for the six months ended June 30, 1999. The increased sales were primarily attributable to

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

the effects of a more aggressive marketing and advertising strategy, and the return of cheese prices to historical levels. Cheese prices were at a record high in January 1999.

Rents decreased to $35.4 million and $70.5 million in the three and six months ended June 30, 2000, from $41.6 million and $81.9 million in 1999. Rents from commercial properties increased to $16.5 million for the six months ended June 30, 2000, from $14.2 million in 1999, rent from hotels increased to $16.5 million in the six months ended June 30, 2000, from $15.7 million in 1999 and rent from apartments decreased to $36.3 million in the six months ended June 30, 2000, from $50.7 million in 1999. The increase in commercial property rents was primarily attributable to the purchase of Encino Executive Plaza in May 1999 and the decrease in apartment rent was due to the sale of 14 apartments in 1999. Rental income is expected to decrease significantly in the remainder of 2000 as a result of the income producing properties sold in 1999 and 2000.

Property operations expense decreased to $22.7 million and $46.7 million in the three and six months ended June 30, 2000, from $25.5 million and $53.4 million in 1999. Property operations expense for commercial properties increased to $9.9 million in the six months ended June 30, 2000, from $7.5 million in 1999. For hotels, property operations expense increased to $11.5 million in the six months ended June 30, 2000, from $11.0 million in 1999. For land, property operations expense decreased to $4.9 million in the six months ended June 30, 2000 from $5.2 million in 1999. For apartments, property operations expense decreased to $20.4 million in the six months ended June 30, 2000, from $29.8 million in 1999. The increase in commercial property operations expense was primarily due to the purchase of Encino Executive Plaza in May 1999. The decrease for land was primarily due to the 11 land parcels sold in 1999. The decrease in property operations expense for apartments was due to the sale of 14 apartments in 1999. Property operations expense is expected to decrease significantly in the remainder of 2000 as a result of the properties sold in 1999 and 2000.

Interest income from notes receivable decreased to $772,000 and $3.0 million in the three and six months ended June 30, 2000 from $1.8 million and $3.7 million in 1999. The decrease is due to the collection of mortgage receivables and their related interest at maturity in 2000.

Other income decreased to a loss of $288,000 and increased to a loss of $187,000 in the three and six months ended June 30, 2000 from income of $670,000 in the three months ended June 30, 1999 and a loss of $1.0 million in the six months ended June 30, 1999. ART recognized an unrealized decrease in market value of its trading portfolio securities of $127,000 in the six months ended June 30, 2000 compared to $1.9 million in 1999. See NOTE 7. "MARKETABLE EQUITY
SECURITIES - TRADING PORTFOLIO."

Interest expense decreased to $20.4 million and $40.6 million in the three and six months ended June 30, 2000 from $24.4 million and $45.5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

million in 1999. The decrease was attributable to the sale of 14 apartments and 22 parcels of land in 1999. In the remainder of 2000, interest expense is expected to continue to decrease due to the properties sold in 1999 and 2000.

Depreciation expense was $4.5 million and $8.9 million in the three and six months ended June 30, 2000, approximated the $4.5 million and $9.0 million in 1999.

Advisory fees of $1.3 million and $2.6 million in the three and six months ended June 30, 2000 approximated the $1.4 million and $2.5 million in 1999.

General and administrative expenses of $4.7 million and $8.8 million in the three and six months ended June 30, 2000, approximated the $4.8 million and $8.9 million in 1999.

Minority interest increased to $17.9 million and $27.3 million in the three and six months ended June 30, 2000 from $6.9 million and $15.4 million in 1999. The increase is attributable to the increased earnings of NRLP.

Equity in income of investees decreased to $94,000 and $296,000 in the three and six months ended June 30, 2000 from $4.1 million and $3.4 million in 1999. The decrease in equity income was attributable to the loss associated with the sale of TCI and IORI stock.

In the six months ended June 30, 2000, ART recognized gains on the sale of real estate totaling $51.7 million; a $556,000 gain on the sale of three tracts of its Frisco Bridges land, totaling 59.0 acres, a $1.9 million gain on the sale of two tracts of its Mason Goodrich land, totaling 13.9 acres, a $225,000 gain on the sale of a 2.6 acre tract of its Nashville land, a $763,000 gain on the sale of two tracts totaling 48.4 acres of its Rasor land, $16,000 on the sale of its entire 450 acre Duchense land tract, $512,000 on the sale of a 2.6 acre tract of its Denver International land, $38,000 on the sale of its entire 3.0 acre tract of Salmon River land and $173,000 on the sale of a 5.4 acre tract of its Vista Business Park land. ART recognized a $585,000 loss on the sale of a 22.4 acre tract of its Valley Ranch land and a $40,000 loss on the sale of a 14.6 acre tract of its McKinney Corners II land. NRLP recognized a $6.7 million gain on the sale of the Summerwind Apartments, a $6.2 million gain on the sale of the Windtree Apartments, a $3.1 million gain on the sale of Whispering Pines Apartments, a $194,000 gain on the sale of the Katella Plaza Shopping Center, a $2.4 million gain on the sale of the Pines Apartments, a $8.2 million gain on the sale of the Four Seasons Apartments, a $4.2 million gain on the sale of the Sherwood Glen Apartments and a $17.3 million gain on the sale of the Marina Playa Office Building.

In the six months ended June 30, 1999, gains on sale of real estate of $38.7 million were recognized. In January 1999, GCLP recognized a $2.2 million gain on the sale of the Olde Towne Apartments. In February

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

1999, ART recognized a gain on the sale of: (1) a 4.6 acre tract of its Plano Parkway land; (2) the Santa Fe Apartments; and, (3) the Mesa Ridge Apartments, totaling $11.4 million. In March 1999, ART recognized gains on the sale of: (1) a 9.9 acre tract of its Mason/Goodrich land; (2) two tracts of its McKinney II and McKinney IV land totaling 33.7 acres; and (3) a 13.0 acre tract of its Rasor land, totaling $4.3 million. In April 1999, NRLP recognized a $1.8 million gain on the sale of the Horizon East Apartments and a $2.3 million gain on the sale of the Lantern Ridge Apartments. In May 1999, ART recognized a $913,000 gain on the sale of a 15.0 acre tract of its Vista Ridge land and a $1.1 million gain on the sale of two tracts totaling 24.5 acres of its Plano Parkway land. In June 1999, ART recognized gains on the sale of: (1) two tracts totaling 77.6 acres of its Frisco Bridges land; (2) 6.6 acres of its Plano Parkway land; (3) the Continental Hotel; and, (4) the Barcelona Apartments, totaling $14.9 million.

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

Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 was experienced, no assurance can be provided that ART's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor ART's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

At June 30, 2000, ART's exposure to a change in interest rates on its debt is as follows:

                                                 Weighted      Effect of 1%
                                                  Average       Increase In
                                    Balance    Interest Rate    Base Rates
                                  ----------   ---------------  -------------
                                   (Amounts in thousands, except per share)
Notes payable:
 Variable rate..................    $123,116            9.20%   $     1,231

Total decrease in ART's annual
 net income.....................                                $     1,231
                                                               ============

Per share.......................                                $       .11
                                                               ============

                   ----------------------------------------

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

Exhibit
Number                                    Description
-------        -----------------------------------------------------------------

  3.0 Amendment to Articles of Incorporation of American Realty Trust, Inc. Deleting Certificate of Designation of Special Stock of Series J 10% Cumulative Convertible Preferred Stock, dated as of June 19, 2000, filed herewith.

 27.0          Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated June 19, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports that ART had received margin calls from numerous margin debt holders.

     A Current Report on Form 8-K, dated June 22, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the postponement of ART's reorganization and combination with National Realty, L.P.

     A Current Report on Form 8-K, dated July 26, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," which reports the changes in ART's Board of Directors.

------------------------------------------

     A Current Report on Form 8-K, dated July 26, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the indictments of Gene E. Phillips and A. Cal Rossi of Basic Capital Management, Inc. and the sale of securities and reduction of margin debt.

     A Current Report on Form 8-K, dated July 31, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," which reports the rescheduling of ART's reorganization and combination with National Realty, L.P. on or before August 3, 2000.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN REALTY TRUST, INC.



Date:     August 14, 2000         By:  /s/ Karl L. Blaha
     -------------------------       -----------------------------------
                                     Karl L. Blaha
                                     President



Date:     August 14, 2000         By:  /s/ Mark W. Branigan
     --------------------------      -----------------------------------
                                     Mark W. Branigan
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                          AMERICAN REALTY TRUST, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended June 30, 2000



Exhibit                                                                 Page
Number                             Description                         Number
-------        ---------------------------------------------------     ------

  3.0          Amendment to Articles of Incorporation of                  31
               American Realty Trust, Inc. Deleting Certificate of Designation of Special Stock of Series J 10%
               Cumulative Convertible Preferred Stock, dated as of June 19, 2000.


  27.0         Financial Data Schedule.                                   33