Form 10-K405
period 2000-12-31
AMERICAN REALTY TRUST INC
filed 2001-04-02
CIK 827165

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 2000

                        Commission File Number 1-15663


                             ---------------------

                        American Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)



                     Nevada                               75-2847135
           (State or Other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)              Identification No.)

          1800 Valley View Lane,
         Suite 300, Dallas, Texas                             75234
   (Address of Principal Executive Offices)                 (Zip Code)

                                (469) 522-4200
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
  Common Stock, $.01 par value                  New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 2001, the Registrant had 11,829,217 shares of Common Stock outstanding. Of the total shares outstanding 4,837,695 were held by other than those who may be deemed to be affiliates, for an aggregate value of $62,890,035 based on the closing price on the New York Stock Exchange on March 16, 2001. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.;
                          Commission File No. 1-14784
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                          Commission File No. 1-9240

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K


                                                                   Page
                                                                   ----
                                    PART I

Item 1.     Business................................................   3
Item 2.     Properties..............................................   8
Item 3.     Legal Proceedings.......................................  27
Item 4.     Submission of Matters to a Vote of Security Holders.....  27


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters...................................  27
Item 6.     Selected Financial Data.................................  30
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................  31
Item 7A.    Quantitative and Qualitative Disclosures Regarding
              Market Risk...........................................  42
Item 8.     Consolidated Financial Statements and Supplementary
              Data..................................................  44
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................  91


                                   PART III

Item 10.    Directors, Executive Officers and Advisor of the
              Registrant............................................  91
Item 11.    Executive Compensation..................................  98
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management............................................ 100
Item 13.    Certain Relationships and Related Transactions.......... 102


                                    PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K........................................... 106

Signature Page...................................................... 111

                                     PART I

ITEM 1.   BUSINESS

American Realty Investors, Inc. ("ARI"), a Nevada corporation, is the successor through merger to American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership.

On November 3, 1999, ART and NRLP jointly announced the agreement of their respective Boards to combine, in a tax-free exchange, under a new company, ARI. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method. As of December 31, 1998, upon the election of a wholly-owned subsidiary of ART as general partner of NRLP, ART began consolidation of NRLP's accounts at that date and consolidation of its operations subsequent to that date.

The merger transaction was closed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000. For financial reporting purposes, the merger is treated as the purchase of NRLP by ART; accordingly, the historical information presented for ARI is that of ART.

Business Plan and Investment Policy

ARI's primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM
2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ARI, through its wholly owned subsidiary, Pizza World Supreme, Inc. ("PWSI"), operates and franchises pizza parlors featuring pizza delivery, carry-out and dine-in under the trademarks "Me-N-Ed's" and "Slices" in California and Texas. The first Me-N-Ed's pizza parlor opened in 1962. At December 31, 2000, there were 53 Me-N-Ed's pizza parlors in operation, consisting of 46 owned and seven franchised pizza parlors. Two of the owned pizza parlors were in Texas and the remainder were in California.

ARI's businesses are not seasonal. With regard to real estate investments, ARI is seeking both current income and capital appreciation. ARI's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as hotels, apartments or commercial properties or equity securities of real estate-related entities. ARI also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property's purchase price. ARI intends to seek selected dispositions of certain of its assets, in particular, selected income producing properties in stabilized markets and certain of its land holdings where the prices obtainable for such assets justify their disposition. ARI has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. See ITEM 2. "PROPERTIES" and Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ARI's Board of Directors has broad authority under ARI's governing documents to make all types of investments, and may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

The specific composition of ARI's real estate portfolio will depend largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

In addition to its equity investments in real estate, ARI has also invested in private and open market purchases of the equity securities of Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), both affiliates of ARI. See ITEM 2. "PROPERTIES--Investments in Real Estate Companies and Real Estate Partnerships."

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with ARI's business plan and investment policy decisions made by the Board. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and, in such capacity had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to ARI. As of March 16, 2001, BCM owned 6,218,458 shares of ARI's Common Stock, approximately 52.6% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM has been providing advisory services to ARI since February 6, 1989. BCM also serves as advisor to IORI and TCI. The officers of ARI, are also officers of IORI, TCI and BCM. Karl L. Blaha, President and a Director of ARI, also serves as President of IORI, TCI and BCM and Mark W. Branigan, Executive Vice President and Chief Financial Officer and a Director of ARI also serves as Executive Vice President and Chief Financial Officer of IORI, TCI and BCM.

Affiliates of BCM have provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, provides such property management services. Triad subcontracts with other entities for property-level management services. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of 14 of ARI's commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

ARI has no employees itself, but PWSI has 867 employees. Employees of BCM render services to ARI.

Competition

Real Estate. The real estate business is highly competitive and ARI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Related Party Transactions"), some of which have greater financial resources than ARI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon market served, i.e., transient, commercial or group users. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of ARI's properties, in particular its improved and unimproved land, are also competitive factors.

To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ARI's properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers of ARI also serve as officers of IORI and TCI, both of which are also advised by BCM, and both of which have business objectives similar to ARI's. ARI's officers and advisor owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI or TCI, management and the advisor consider the respective investment objectives of each and the appropriateness of a particular investment in light of the existing real estate and mortgage notes receivable portfolios of each. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," ARI also competes with entities which are affiliates of BCM having similar investment objectives in the purchasing, selling, leasing and financing real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, BCM has informed ARI that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

ARI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earth quakes, hurricanes and other acts of God and other factors beyond the control of management or the advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ARI's real estate and mortgage notes receivable portfolios. However, to the extent that property sales, new property investments, in particular improved and unimproved land, or mortgage lending are concentrated in any particular region the advantages of geographic diversification are mitigated.

Virtually all of ARI's real estate, equity security holdings in IORI and TCI and its trading portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on ARI's assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on the assets securing such indebtedness, and ARI could lose its investment in the pledged assets.

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

At December 31, 2000, PWSI owned and operated 46 and franchised seven pizza parlors. The results achieved by PWSI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of PWSI's relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on PWSI's results of operations than would be the case in a company owning more pizza parlors.

PWSI's existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 2000, there were 51 pizza parlors in California and two in Texas. Accordingly, PWSI's results of operations may be affected by economic or other conditions in those regions. Also, given PWSI's present geographic concentration, publicity relating to PWSI's pizza parlors could have a more pronounced effect on PWSI's overall sales than might be the case if PWSI's pizza parlors were geographically dispersed.

All of PWSI's owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent and additional rental payments if sales volumes exceed specified amounts. There can be no assurance that PWSI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 2000, PWSI added one new franchised store and no company-owned stores, it sold one company-owned store and closed an additional three company-owned stores. In 2001, PWSI plans to expand its franchised stores and to construct and open four new company-owned stores.

ITEM 2.   PROPERTIES

ARI's principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are in the opinion of management, suitable and adequate for ARI's present operations.

Details of ARI's real estate and mortgage notes receivable portfolios at December 31, 2000, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning ARI's real estate and mortgage notes receivable portfolios.

At December 31, 2000, no single asset accounted for 10% or more of total assets. At December 31, 2000, 83% of ARI's assets consisted of real estate, 2% consisted of notes and interest receivable, 6% consisted of investments in equity investees, including IORI and TCI, and 3% consisted of pizza parlor equipment and related goodwill. The remaining 6% of ARI's assets were cash, cash equivalents, marketable equity securities and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI's assets in the future will approximate the percentages listed above.

ARI's real estate is geographically diverse. At December 31, 2000, ARI's real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under "Real Estate" below. ARI also holds mortgage notes receivable secured by real estate located in the

Southeast, Southwest, Northeast and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

     Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. ARI has no properties in this region.

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. ARI has 39 apartments, 4 commercial properties and 2 hotels in this region.

     Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. ARI has 14 apartments and 7 commercial properties in this region.

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. ARI has 12 apartments, 2 commercial properties and 1 hotel in this region.

     Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. ARI has 1 apartment, 2 commercial properties and 1 hotel in this region.

     Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. ARI has 2 commercial properties and 4 hotels in this region.

----------------

*  Includes one commercial property in Alaska.

Excluded from above are 59 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, as described below.

Real Estate

At December 31, 2000, 89% of ARI's assets were invested in real estate and the equity securities of IORI and TCI. ARI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. ARI's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of IORI and TCI.

Types of Real Estate Investments. ARI's real estate consists of apartments, commercial properties (office buildings, shopping centers and a merchandise mart), hotels and improved and unimproved land. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be purchased subject to, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

Although ARI has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as the Lake Shore Villas Apartments, ARI is subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects. In 2000, ARI completed construction of Lake Shore Villas, a 312 unit apartment in Harris County, Texas.

In the opinion of management, the properties owned by ARI are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 59 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, described below) at December 31, 2000.

                                                       Commercial
                      Region              Apartments   Properties   Hotels
                      ------              -----------  -----------  -------
            Midwest.....................        21%          35%        14%
            Mountain....................         3            2         11
            Pacific.....................        --           18         46
            Southeast...................        43           20         29
            Southwest...................        33           25         --
                                               ---          ---        ---
                                               100%         100%       100%
                                               ===          ===        ===

The foregoing table is based solely on the number of apartment units, amount of commercial square footage and number of hotel rooms owned and does not reflect the value of ARI's investment in each region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of owned real estate.

Excluded from the table above, are a 145 room hotel in Sofia, Bulgaria, a single family residence in Dallas, Texas and 59 parcels of improved and unimproved land consisting of: a 46.1 acre land parcel in Las Colinas, Texas; seven parcels of land in Dallas County, Texas, totaling 402.2 acres; four parcels of land in Irving, Texas, totaling 278.5 acres; an 82.4 acre land parcel in Oceanside, California; five parcels of land in Tarrant County, Texas, totaling 770.6 acres; two parcels of land in Harris County, Texas, totaling 251.0 acres; five parcels of land in Collin County, Texas, totaling 234.6 acres; 12 parcels of land in Farmers Branch, Texas, totaling 145.3 acres; three parcels of land in Plano, Texas, totaling 87.8 acres; a 1,070.9 acre land parcel in Austin, Texas; three parcels of land in Palm Desert, California, totaling 825.6 acres; a 63.3 acre land parcel in Travis County, Texas; a 193.7 acre parcel of land in Houston, Texas; a
54.2 acre land parcel in Fort Worth, Texas; a 137.0 acre land parcel in Lewisville, Texas; a 7.6 acre land parcel in Carrollton, Texas; a 19.5 acre land parcel in Santa Clarita, California; a 138.7 acre land parcel in Nashville, Tennessee; three parcels of land in Riverside, California, totaling 1,677.8 acres; and five additional land parcels totaling approximately 84.0 acres. See
Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ARI's real estate portfolio.

A summary of the activity in the owned real estate portfolio during 2000 is as follows:

  Owned properties at January 1, 2000...........................  171
  Properties purchased..........................................    4
  Property constructed..........................................    1
  Property obtained in exchange for a portion of a land parcel      1
  Property split into two land parcels..........................    1
  Properties sold (excluding partial sales).....................  (26)
                                                                  ---
  Owned properties at December 31, 2000.........................  152
                                                                  ===

Properties Held for Investment.   Set forth below are the properties held for
investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2000, 1999 and 1998 for apartments and commercial properties and average occupancy during 2000, 1999 and 1998 for hotels:

                                                                     Rent Per Square Foot    Occupancy %
                                                                     --------------------  ----------------
          Property     Location           Units/Square Footage       2000    1999   1998  2000  1999   1998
---------------------  -----------------  -------------------------  ----    ----   ----  ----  ----   ----
Apartments
Arlington Place......  Pasadena, TX       230 Units/205,476 Sq. Ft.   $ .68  $ .65  $ .64    93    98    98
Ashford..............  Tampa FL             56 Units/42,196 Sq. Ft.     .77    .76    .74    95    91    98
Bay Anchor...........  Panama City, FL      12 Units/10,700 Sq. Ft.     .53    .50    .54   100    97    83
Bent Tree............  Addison, TX        292 Units/244,480 Sq. Ft.     .74    .71    .73    96    96    93
Blackhawk............  Ft. Wayne, IN      209 Units/190,520 Sq. Ft.     .57    .56    .57    94    95    94
Bridgestone..........  Friendswood, TX      76 Units/65,519 Sq. Ft.     .68    .68    .67    99    91    97
Carriage Park........  Tampa, FL            46 Units/36,750 Sq. Ft.     .82    .79    .80    91    98    94
Chalet I.............  Topeka, KS         162 Units/131,791 Sq. Ft.     .66    .64    .65    90    95    97
Chalet II............  Topeka, KS           72 Units/49,164 Sq. Ft.     .71    .68    .70    92    95    91
Chateau..............  Bellevue, NE        115 Units/99,220 Sq. Ft.     .68    .69    .71    97    96    94
Chateau Bayou........  Ocean Springs, MS  122 Units/105,536 Sq. Ft.     .65    .64    .71    89    99    98
Club Mar.............  Sarasota, FL       248 Units/230,180 Sq. Ft.     .67    .65    .65    99    92    93
Confederate Point....  Jacksonville, FL   206 Units/277,860 Sq. Ft.     .59    .58    .58    96    94    93
Conradi House........  Tallahassee, FL      98 Units/49,900 Sq. Ft.     .71    .67    .71    98    96    96
Covered Bridge.......  Gainesville, FL    176 Units/171,416 Sq. Ft.     .66    .66    .64    99    96    97
Crossing Church......  Tampa, FL            52 Units/40,024 Sq. Ft.     .83    .73    .73    96    96    98

                                                                          Rent Per Square Foot     Occupancy %
                                                                         ----------------------  ----------------
         Property         Location            Units/square Footage       2000    1999     1998  2000  1999   1998
------------------------  ------------------  -------------------------  ----    ----     ----  ----  ----   ----
Apartments - Continued
Daluce..................  Tallahassee, FL      112 Units/95,432 Sq. Ft.  $  .61  $  .59  $  .59    96    93    94
Falcon House............  Ft. Walton, FL        82 Units/71,220 Sq. Ft.     .63     .62     .62    95    92    93
Foxwood.................  Memphis, TN         220 Units/212,000 Sq. Ft.     .55     .55     .57    90    81    90
Georgetown..............  Panama City, FL       44 Units/36,160 Sq. Ft.     .62     .60     .61   100    94    93
Governor Square.........  Tallahassee, FL     168 Units/146,550 Sq. Ft.     .63     .61     .60    95    95    92
Grand Lagoon............  Panama City, FL       54 Units/47,460 Sq. Ft      .74     .71     .73    93    94    80
Greenbriar..............  Tallahassee, FL       50 Units/36,600 Sq. Ft      .74     .71     .70    98   100    96
Kimberly Woods..........  Tucson, AZ          279 Units/249,678 Sq. Ft.     .59     .57     .59    91    93    92
La Mirada...............  Jacksonville, FL    320 Units/341,400 Sq. Ft.     .54     .54     .52    88    94    99
Lake Chateau............  Thomasville, GA       98 Units/65,800 Sq. Ft.     .57     .55     .56    95    95    97
Lake Shore Villas.......  Harris County, TX   312 Units/259,176 Sq. Ft.     .89       *       *     *     *     *
Landings/marina.........  Pensacola, FL         52 Units/34,464 Sq. Ft.     .69     .68     .67    92    96    87
Lee Hills...............  Tallahassee, FL       16 Units/14,720 Sq. Ft.     .56     .52     .54    94    92    94
Mallard Lake............  Greensboro, NC      336 Units/295,560 Sq. Ft.     .63     .62     .64    97    93    91
Mediterranean Villas....  San Antonio, TX     140 Units/158,960 Sq. Ft.     .50     .50     .49    96    96    93
Morning Star............  Tallahassee, FL       82 Units/41,000 Sq. Ft.     .81     .77     .76    99    95   100
Nora Pines..............  Indianapolis, IN    254 Units/254,676 Sq. Ft.     .61     .60     .60    93    93    95
Northside Villas........  Tallahassee, FL      81 Units/134,000 Sq. Ft.     .61     .58     .57    97    94    93
Oak Hill................  Tallahassee, FL       92 Units/81,240 Sq. Ft.     .62     .60     .60    95    96    97
Oak Tree................  Grandview, MO       189 Units/160,591 Sq. Ft.     .62     .59     .60    89    95    99
Park Avenue.............  Tallahassee, FL      121 Units/78,979 Sq. Ft.     .83     .81     .79    98    97    90
Pheasant Ridge..........  Bellevue, NE        264 Units/243,960 Sq. Ft.     .61     .60     .62    94    94    89
Pinecrest...............  Tallahassee, FL       48 Units/46,400 Sq. Ft.     .59     .57     .57   100    94    90
Place One...............  Tulsa, OK           407 Units/302,263 Sq. Ft.     .59     .59     .42    92    94    93
Quail Point.............  Huntsville, AL      184 Units/202,602 Sq. Ft.     .46     .45     .44    90    90    89
Regency.................  Lincoln, NE         106 Units/111,700 Sq. Ft.     .62     .64     .67    93    88    87
Regency.................  Tampa, FL             78 Units/55,810 Sq. Ft.     .87     .82     .81    97    97    96
Rockborough.............  Denver, CO          345 Units/249,723 Sq. Ft.     .91     .82     .80    94    94    94
Rolling Hills...........  Tallahassee, FL     134 Units/115,730 Sq. Ft.     .63     .61     .61    96    99    92
Seville.................  Tallahassee, FL       62 Units/63,360 Sq. Ft.     .57     .56     .56    97   100   100
Shadowood...............  Addison, TX         184 Units/134,616 Sq. Ft.     .79     .76     .76    98    95    94
Stonebridge.............  Florissant, MO      100 Units/140,576 Sq. Ft.     .47     .46     .46    97    94    95
Stonegate...............  Tallahassee, FL       83 Units/34,900 Sq. Ft.     .80     .77     .77    99    95    93
Sun Hollow..............  El Paso, TX         216 Units/156,000 Sq. Ft.     .65     .65     .66    97    94    93
Sunset..................  Odessa, TX          240 Units/160,400 Sq. Ft.     .41     .42     .46    85    96    96
Timber Creek............  Omaha, NE           180 Units/162,252 Sq. Ft.     .66     .70     .70    88    93    97
Valley Hi...............  Tallahassee, FL       54 Units/27,800 Sq. Ft.     .80     .76     .71    98    92   100
Villa Del Mar...........  Wichita, KS         162 Units/128,004 Sq. Ft.     .56     .59     .60    91    85    92
Villager................  Ft. Walton, FL        33 Units/22,840 Sq. Ft.     .73     .70     .71    91    94    97
Villas..................  Plano, TX           208 Units/156,632 Sq. Ft.     .85     .81     .80    94    96    94
Waters Edge Iii.........  Gulfport, MS        238 Units/212,216 Sq. Ft.     .62     .61     .59    92    97    96
Westwood................  Mary Ester, FL       120 Units/93,000 Sq. Ft.     .63     .67     .67    93    94    91
Westwood Parc...........  Tallahassee, FL       94 Units/55,950 Sq. Ft.     .74     .70     .69    99    99   100
White Pines.............  Tallahassee, FL       85 Units/17,000 Sq. Ft.     .53     .74     .74    93    95    94
Whispering Pines........  Topeka, KS          320 Units/299,264 Sq. Ft.     .79     .52     .51    97    94    95
Windsor Tower...........  Ocala, FL             64 Units/66,000 Sq. Ft.     .50     .46     .45    98   100    96
Woodhollow..............  San Antonio, TX     546 Units/348,692 Sq. Ft.     .65     .64     .64    89    76    82
Woodlake................  Carrollton, TX      256 Units/210,208 Sq. Ft.     .78     .77     .77    99    96    97
Woodsong Ii.............  Smyrna, GA          190 Units/207,460 Sq. Ft.     .60     .57     .56    97    96    99
Woodstock...............  Dallas, TX          320 Units/222,112 Sq. Ft.     .68     .65     .63    94    96    95

Office Buildings
56 Expressway...........  Oklahoma City, OK              54,649 Sq. Ft.   11.23    7.92    9.53    77    23    91
Centura.................  Farmers Branch, TX            410,901 Sq. Ft.   25.01       *       *    31     *     *
Cooley Building.........  Farmers Branch, TX             27,000 Sq. Ft.    9.25    9.00       *   100   100     *
Encino Executive Plaza..  Encino, CA                    177,211 Sq. Ft.   25.17   16.85       *    78    90     *
Executive Court.........  Memphis, TN                    41,840 Sq. Ft.   11.04   13.22   10.64   100   100    96
Melrose Business Park...  Oklahoma City, OK             124,200 Sq. Ft.    3.22    2.73    3.03    74    86    80
One Hickory Centre......  Farmers Branch, TX            102,615 Sq. Ft.   19.90       *       *    72     *     *
Rosedale Towers.........  Minneapolis, MN                84,798 Sq. Ft.   16.84   18.89   15.48    86    92    94

                                                                       Rent Per Square Foot      Occupancy %
                                                                     ------------------------  ----------------
            Property            Location            Square Footage      2000     1999    1998  2000  1999  1998
------------------------------  ------------------  ---------------   ------   ------  ------  ----  ----  ----
Office Buildings - Continued
Two Hickory Centre...........   Farmers Branch, TX  167,981 Sq. Ft.   $21.07   $18.71  $    *    33    25     *

University Square............   Anchorage, AK        22,260 Sq. Ft.    14.07    13.26   13.83    97    97    81

Shopping Centers
Collection...................   Denver, CO          267,812 Sq. Ft.     9.83    11.19    8.92    96    99    94
Cross County Mall............   Mattoon, IL         304,575 Sq. Ft.     5.10     6.05    4.99    94    93    90
Cullman......................   Cullman, AL          92,466 Sq. Ft.     3.27     3.98    3.91    98    98    98
Oaktree Village..............   Lubbock, TX          45,623 Sq. Ft.     6.64     9.29    8.27    79    76    70
Regency Point................   Jacksonville, FL     67,410 Sq. Ft.    12.58    12.58   12.36    97    99    91
Westwood.....................   Tallahassee, FL     149,855 Sq. Ft.     6.74     6.68    6.77    93   100    93

Merchandise Mart
Denver Mart..................   Denver, CO          509,008 Sq. Ft.    10.98    10.34   11.35    90    92    92

Single Family Residence
Tavel Circle.................   Dallas, TX            2,271 Sq. Ft.       --       --      --    --    --    --

                                                                                                           Total Room Revenue
                                                                                                               Divided by
Property                         Location         Rooms        Average Room Rate        Occupancy %       Total Available Rooms
--------------------------  ------------------  ---------  -------------------------  ----------------  -------------------------
Hotels                                                        2000     1999     1998  2000  1999  1998     2000     1999     1998
                                                           -------   ------   ------  ----  ----  ----   ------   ------   ------
Best Western..............  Virginia Beach, VA  110 Rooms  $103.94   $94.15   $92.65    60    62    65   $62.29   $57.96   $60.37
Grand Hotel Sofia.........  Sofia, Bulgaria     145 Rooms        *        *        *     *     *     *        *        *        *
Holiday Inn...............  Kansas City, MO     196 Rooms    70.67    64.09    65.38    72    81    79    51.18    52.02    51.38
Piccadilly Airport........  Fresno, CA          185 Rooms    70.22    69.52    68.53    61    59    61    42.87    41.02    41.68
Piccadilly Chateau........  Fresno, CA           78 Rooms    56.38    57.09    55.18    58    56    60    32.64    32.17    33.19
Piccadilly Shaw...........  Fresno, CA          194 Rooms    70.96    71.80    70.63    69    63    66    49.07    45.36    46.71
Piccadilly University.....  Fresno, CA          190 Rooms    67.11    68.90    67.42    55    49    59    36.83    34.02    39.42
Quality Inn...............  Denver, CO          161 Rooms    52.83    55.01    54.07    69    63    61    36.30    34.45    32.95
Williamsburg Hospitality
   House..................    Williamsburg, VA  296 Rooms    93.28    88.76    85.87    60    58    64    55.71    51.58    54.85

-----------------

*  Property was purchased or constructed in 1999 or 2000.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2000, ARI purchased the following properties:

                                                            Purchase  Net Cash      Debt      Interest    Maturity
        Property               Location       Acres/rooms    Price      Paid      Incurred      Rate        Date
------------------------  ------------------  ------------  --------  --------  ------------  ---------  ----------
                                                                 (dollars in thousands)
Land
Clark                     Farmers Branch, TX    3.25 Acres   $ 2,971   $    --  $  --  /(1)/       -- %          --
Kelly                     Collin County, TX      .75 Acres       130        20     100 /(2)/      10.0        03/10
Mastenbrook               Collin County, TX   157.86 Acres     3,200       704   2,400 /(2)/       9.0        09/00/(4)/
Sladek                    Travis County, TX     63.3 Acres       712       316     427 /(2)/      10.0        05/04

Hotel
Grand Hotel Sofia/(3)/    Sofia, Bulgaria        145 Rooms    17,975    17,975            --        --           --

---------------

(1)  Exchanged for 19.74 acres of Frisco Bridges land.
(2)  Seller financing.
(3) ARI purchased 100% of the outstanding stock of World Trade Company, owner of an 80% interest in the hotel, from One Realco Corporation, an affiliate, for $18.0 million in cash.
(4)  Property sold in September 2000.

In 2000, ARI sold the following properties:

                                               Units/       Sales   Net Cash     Debt      Gain (Loss)
      Property              Location        Sq.ft./acres    Price   Received  Discharged     On Sale
---------------------  ------------------  --------------  -------  --------  -----------  -----------
                                                                     (dollars in thousands)
Apartments
Candlelight Square     Lenexa, KS               119 Units  $ 4,800    $1,289   $   2,832      $ 3,266
Fair Oaks              Euless, TX               208 Units    6,850       609       5,711        3,364
Four Seasons           Denver, CO               384 Units   16,600     6,543       9,220 (1)    8,191
Hidden Valley          Grand Rapids, MI         176 Units   10,900     2,271       8,000 (1)    8,495
Pines                  Little Rock, AR          257 Units    4,650     1,281       3,063        2,441
Sherwood Glen          Urbandale, IA            180 Units    6,250     1,244       4,626 (1)    4,161
Summerwind             Reseda, CA               172 Units    9,000     3,082       5,568 (1)    6,684
Windtree               Reseda, CA               159 Units    8,350     2,911       5,063 (1)    6,170
Whispering Pines       Canoga Park, CA          102 Units    5,300     1,597       3,437 (1)    3,091

Shopping Center
Harbor Plaza           Aurora, CO            45,863 Sq.Ft.   4,132     1,868       1,732        2,240
Katella Plaza          Orange, CA            62,290 Sq.Ft.   1,814       283       1,188          194
Preston Square         Dallas, TX            35,508 Sq.Ft.   5,820     2,761       2,576        2,036

Office Building
Marina Playa           Santa Clara, CA      124,205 Sq.Ft.  25,750     6,082       7,766       17,394

Land
Duchesne               Duchesne, UT             420 Acres       43        42          --           16
Frisco Bridges         Collin County, TX      15.00 Acres    2,675       706       2,000          297
Frisco Bridges         Collin County, TX      19.74 Acres    2,971        --          -- (2)       --
Frisco Bridges         Collin County, TX       24.3 Acres    4,194      (435)      4,000          260
Frisco Bridges         Collin County, TX      127.4 Acres   27,500     7,411      18,570        6,954
Katy                   Harris County, TX       0.02 Acres        2         2          --            1
Keller                 Tarrant County, TX     749.1 Acres   10,000     3,892       4,500        3,373
Mason/Goodrich         Houston, TX              1.1 Acres      129        --         116           70
Mason/Goodrich         Houston, TX             12.8 Acres    2,536        --       1,803        1,783
Mason/Goodrich         Houston, TX              6.8 Acres    1,198       114         991          807
Mason/Goodrich         Houston, TX             20.5 Acres    3,560       497       1,308          957
Mastenbrook            Collin County, TX      157.9 Acres    4,445     1,890       2,275          747
McKinney Corners II    Collin County, TX       14.6 Acres      500      (599)      1,050          (40)
McKinney Corners I,
 II, III, IV, V        Collin County, TX       82.0 Acres    9,150       613       8,123        1,638
Monterrey              Riverside, CA          20.67 Acres    4,300       189       4,000        2,545
Nashville              Nashville, TN            2.6 Acres      405        --         345          225
Nashville              Nashville, TN           1.31 Acres      250        43         251          152
Nashville              Nashville, TN           1.78 Acres      306        21         250          182
Nashville              Nashville, TN            3.0 Acres      523        19         450          310
Pantex                 Collin County, TX      182.5 Acres    8,160     2,373       4,546 (1)      959
Parkfield              Denver, CO               2.6 Acres      615        (1)        584          512
Parkfield              Denver, CO             326.8 Acres   13,164     7,969       3,279        3,758
Pioneer Crossing       Austin, TX            377.15 Acres    5,700     4,983          --         (768)
Plano Parkway          Plano, TX               4.79 Acres      543        87         400         (174)
Rasor                  Plano, TX              43.01 Acres    1,850        --       1,604           58
Rasor                  Plano, TX                5.4 Acres      915        --         915          705
Rasor                  Plano, TX               41.1 Acres    3,779     3,587          --        1,902
Rowlett Creek          Collin County, TX       80.4 Acres    2,262       919       1,173          462
Salmon River           Salmon River, ID         3.0 Acres       45        44          --           38

                                          Units/      Sales   Net Cash     Debt     Gain (Loss)
     Property           Location       Sq.ft./acres   Price   Received  Discharged    On Sale
------------------  -----------------  ------------  -------  --------  ----------  -----------
                                                               (dollars in thousands)
Land - Continued
Valley Ranch        Irving, TX           22.4 Acres   $1,455    $   --      $1,375      $ (585)
Vann Cattle         Collin County, TX   126.6 Acres    3,564     1,872       1,471       1,257
Vista Business      Travis County, TX     5.4 Acres      620        14         577         173
Vista Business      Travis County, TX   36.43 Acres    3,015     1,378       1,368         (51)
Wakefield           Collin County, TX    70.3 Acres    1,981     1,239         612         478

-------------

(1)  Debt assumed by purchaser.
(2)  Exchanged for 3.25 acres of Clark land.

In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                             Acres/          Debt              Debt      Net Cash     Interest    Maturity
     Property             Location        Units/sq.ft.     Incurred         Discharged   Received       Rate        Date
-------------------  ------------------  --------------  ------------       ----------  -----------  ----------  ----------
                                                                                          (dollars in thousands)
Apartments
Bent Tree            Addison, TX              292 Units  $      8,900          $ 6,685         $593/(1)/   9.25%/(2)/ 11/03
Chateau Bayou        Ocean Springs, MS        122 Units         1,007               --          988        8.36       05/10
Confederate Point    Jacksonville, FL         206 Units         7,440            5,879        1,039        8.12       05/07
Rockborough          Denver, CO               345 Units         2,222               --        1,942        8.37       11/10
Waters Edge          Gulfport, MS             238 Units         7,532            3,993        3,447        8.08       05/07
Whispering Pines     Topeka, KS               320 Units         7,530            6,829          302        8.12       05/07

Office Buildings
Centura Tower        Farmers Branch, TX  410,910 Sq.Ft.        15,000               --       14,612       16.90       07/02

Land
Centura, Clark
 and Woolley         Farmers Branch, TX     10.08 Acres         7,150               --        6,960       14.00       03/03
Frisco Bridges       Collin County, TX     127.41 Acres        18,000           11,900        6,190       13.00       03/01/(4)/
Frisco Bridges       Collin County, TX      62.84 Acres         7,800            4,985        2,432       14.00       03/02
Katy                 Harris County, TX      130.6 Acres         4,250            4,042           (9)      13.00       05/01
Mason/Goodrich       Houston, TX           235.00 Acres         2,250               --        1,924       14.00       01/02
Nashville            Nashville, TN         144.82 Acres        10,000            2,034        7,039       15.50       07/00/(5)/
Pioneer Crossing     Austin, TX            599.78 Acres        12,500           12,021         (446)      14.50       10/01
Keller               Fort Worth, TX         30.13 Acres         8,000 /(3)/         --        7,750       14.00       10/01
Lacy Longhorn        Farmers Branch, TX     17.12 Acres            -- /(3)/         --           --          --          --
McKinney Corners     McKinney, TX           10.98 Acres            -- /(3)/         --           --          --          --
Thompson             Farmers Branch, TX      3.99 Acres            -- /(3)/         --           --          --          --
Tomlin               Farmers Branch, TX      9.00 Acres            -- /(3)/         --           --          --          --
Tree Farm            Dallas, TX             10.36 Acres            -- /(3)/         --           --          --          --

-------------

(1)  Net of release and prepayment fees.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Property sold in July 2000.
(5)  Debt maturity date extended to July 2001.

Properties Held for Sale. Set forth below are the properties held for sale, consisting of improved and unimproved land:

      Property                    Location                      Acres
---------------------------  ---------------------------------  ------
Bonneau....................  Dallas County, TX                     8.4
Centura Holdings...........  Farmers Branch, TX                    6.4
Chase Oaks.................  Plano, TX                            29.0
Clark......................  Farmers Branch, TX                    3.3
Croslin....................  Dallas County, TX                      .8
Dalho......................  Farmers Branch, TX                    3.4
Desert Wells...............  Palm Desert, CA                     420.0
Eldorado Parkway...........  Collin County, TX                     8.5
Frisco Bridges.............  Collin County, TX                    46.8
FRWM Cummings..............  Farmers Branch, TX                    6.5
Hollywood Casino...........  Farmers Branch, TX                   51.7
HSM........................  Farmers Branch, TX                    6.2
Jeffries Ranch.............  Oceanside, CA                        82.4
JHL Connell................  Carrollton, TX                        7.6
Katrina....................  Palm Desert, CA                     333.6
Katy Road..................  Harris County, TX                   130.6
Keller.....................  Tarrant County, TX                   30.9
Kelly......................  Collin County, TX                      .8
Lacy Longhorn..............  Farmers Branch, TX                   17.1
Las Colinas I..............  Las Colinas, TX                      46.1
Leone......................  Irving, TX                            8.2
Marine Creek...............  Fort Worth, TX                       54.2
Mason/Goodrich.............  Houston, TX                         193.7
Mastenbrook................  Collin County, TX                   157.9
McKinney Corners II........  Collin County, TX                    20.6
Mendoza....................  Dallas County, TX                      .4
Messick....................  Palm Desert, CA                      72.0
Monterrey..................  Riverside, CA                        65.0
Nashville..................  Nashville, TN                       138.7
Pioneer Crossing...........  Austin, TX                        1,070.9
Plano Parkway..............  Plano, TX                            23.3
Rasor......................  Plano, TX                            35.5
Santa Clarita..............  Santa Clarita, CA                    19.5
Scoggins...................  Tarrant County, TX                  232.8
Scout......................  Tarrant County, TX                  472.5
Sladek.....................  Travis County, TX                    63.3
Stagliano..................  Farmers Branch, TX                    3.2
Thompson...................  Farmers Branch, TX                    4.0
Thompson II................  Dallas County, TX                     3.5
Tomlin.....................  Farmers Branch, TX                    9.2
Tree Farm--LBJ.............  Dallas County, TX                    10.4
Valley Ranch...............  Irving, TX                          245.4
Valley Ranch III...........  Irving, TX                           12.5
Valley Ranch IV............  Irving, TX                           12.4
Valley View 34.............  Farmers Branch, TX                   33.9

             Property             Location                       Acres
---------------------------  ----------------------------------  ------
Valwood....................  Dallas County, TX                    246.1
Varner Road................  Riverside, CA                        127.8
Vineyards..................  Tarrant County, TX                    15.8
Vineyards II...............  Tarrant County, TX                    18.6
Vista Ridge................  Lewisville, TX                       137.0
Walker.....................  Dallas County, TX                    132.6
Willow Springs.............  Riverside, CA                      1,485.0
Woolley....................  Farmers Branch, TX                      .4
Yorktown...................  Harris County, TX                    120.4
Other (5 properties).......  Various                               84.0

Mortgage Loans

In addition to real estate, a portion of ARI's assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects that the percentage of ARI's assets invested in mortgage loans will continue to decline, as ARI will no longer seek to fund or acquire new mortgage loans. However, ARI may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. Management intends to service and hold for investment the mortgage notes currently in the portfolio. Mortgage notes receivable consist of first, wraparound and junior mortgage loans.

Types of Mortgage Activity.   In addition to originating its own mortgage loans,
ARI had previously acquired existing mortgage loans either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services ARI's mortgage notes receivable.

Types of Properties Subject to Mortgages.   The types of properties securing
mortgage notes receivable at December 31, 2000, consisted of apartments, an office building, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

As of December 31, 2000, the obligors on $11.2 million or 68% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $3.1 million or 19% of the mortgage notes receivable portfolio was nonperforming.

The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2000), by geographic region, of the commercial properties that serve as collateral for ARI's mortgage notes receivable. Excluded are $10.2 million of mortgage notes secured by unimproved land and other security. See Schedule IV to the

Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of ARI's mortgage notes receivable portfolio.

                                                             Commercial
     Region                                                  Properties
     ------                                                  ----------

     Southwest.............................................     100.0%
                                                                =====

A summary of the activity in the mortgage notes receivable portfolio during 2000 is as follows:

     Mortgage notes receivable at January 1, 2000..........        19
     Loans funded..........................................         6
     Loans collected in full...............................       (13)
     Loans sold............................................        (1)
                                                                  ---
     Mortgage notes receivable at December 31, 2000........        11
                                                                  ===

During 2000, $4.4 million in interest and $39.9 million in principal was collected on mortgage notes receivable.

First Mortgage Loans.   These loans generally provide for level periodic
payments of principal and interest sufficient to substantially repay the loan at or prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal or all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is ARI's general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of ARI's mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders.

The following discussion briefly describes first mortgage loans funded in 2000, as well as events that affected previously funded first mortgage loans during 2000.

During 1998, a $942,000 loan was funded to Ellis Development Company, Inc. The loan was secured by a 4.5 acre parcel of land in Abilene, Texas, bore interest at 14.0% per annum and had an extended maturity date of August 2000. All principal and interest were due at maturity. In March 2000, the loan was collected in full, including accrued but unpaid interest.

In June and July 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC Enterprises, Inc. ("JNC"). The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos

County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $2.6 million were received. In April 2000, the remainder of the loan, with a then principal balance of $1.6 million was collected in full, including accrued but unpaid interest.

In June 1998, a $365,000 loan was funded to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. In January 2000, the loan was collected in full, including accrued but unpaid interest.

In July 2000, ARI sold a 749.1 acre tract of its Keller land parcel for $10.0 million, receiving $8.7 million in cash and providing purchase money financing of the remaining $1.3 million of the sales price. The loan bears interest at 12.0% per annum. A payment of $500,000 principal and interest was collected in September 2000 and all remaining principal and interest is due July 31, 2001. The loan is secured by 100% of the shares of DM Development, Inc. and an assignment of land sales proceeds. The loan had a principal balance of $817,000 at December 31, 2000. In March 2001, $850,000 in principal and interest was collected.

In August 2000, ARI sold a 20.5 acre tract of its Mason Goodrich land parcel for $3.6 million, receiving $2.1 million in cash and providing purchase money financing of the remaining $1.5 million of the sales price. The loan bore interest at 13.5% per annum, and matured in December 2000. All principal and interest were due at maturity. In February 2001, the loan was collected in full, including accrued but unpaid interest.

Wraparound Mortgage Loans.   A wraparound mortgage loan, sometimes called an
all-inclusive loan, is a mortgage loan having an original principal amount equal to the outstanding balance under a prior existing mortgage loan plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal. ARI's policy is to make wraparound mortgage loans in amounts and on properties on which it would otherwise make a first mortgage loan.

The following discussion briefly describes wraparound mortgage loans funded in 2000.

In June 2000, the 124,322 sq.ft. Marina Playa Office Building in Santa Clara,
  California, was sold for $25.8 million, ARI received $7.0 million in cash and provided financing of $18.8 million in the form of a wraparound mortgage note. Subsequently, ARI sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation. In August 2000, the participation was collected in full, including accrued but unpaid interest.

Junior Mortgage Loans. Junior mortgage loans are loans secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on the loans ordinarily includes the real estate which secures the loan, other collateral and personal guarantees of the borrower.

The following discussion briefly describes junior mortgage loans funded in 2000, as well as events that affected previously funded junior mortgage loans during 2000.

In August 1999, a $2.6 million loan was funded to JNC. The loan was subsequently split into two pieces. The loans were secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March and April 2000, the loans were collected in full, including accrued but unpaid interest.

In October 1998, a $2.1 million loan was funded to Frisco Panther Partners, Ltd., a JNC affiliate. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a paydown of $820,000 was received on this loan. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan with a then principal balance of $663,000 was collected in full, including accrued but unpaid interest.

In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received on the loan and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas and a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

Other. In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, ARI funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001.

During 1998 and 1999, $2.1 million of a $2.2 million loan commitment was funded to Varner Road Partners, L.L.C. The loan was secured by a 129.77 acre parcel of unimproved land in Riverside County, California and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and a deed to the property was accepted in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to their being used as escrow deposits toward the purchase of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity date of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. The borrower did not repay the loan at maturity. In March 2001, a settlement was reached, whereby ARI collected $410,000 in full satisfaction of the note.

In 1997 and 1998, a $3.8 million loan was funded to Stratford & Graham Developers, L.L.C. In 1999, an additional $305,000 was funded, increasing the loan balance to $4.1 million. The loan was secured by 1,485 acres of unimproved land in Riverside County, California, and matured in June 1999. The loan was not paid at maturity. The deed to the collateral property was accepted in December 1999, in lieu of foreclosure. No loss was incurred, as the fair market value of the collateral property, less estimated costs of sale, exceeded the carrying value of the note.

Related Party. In February 1999, ARI funded a $5.0 million unsecured line of credit to One Realco Corporation ("One Realco") which owns approximately 12.8% of the outstanding shares of ARI's Common Stock. All principal and interest are due at maturity in February 2002, and the line of credit is guaranteed by BCM, ARI's advisor. In March 2000, the line was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. In exchange for the modification, the borrower paid all accrued interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd. ("World Trade"), which owns 80% of an entity which owns a hotel in Sofia, Bulgaria. In July 2000, the line was again modified, increasing the loan commitment to $15.0 million. In September 2000, the line of credit with a then principal balance of $14.6 million was paid in full, including accrued but unpaid interest. Subsequently, ARI acquired 100% of the stock of World Trade for $18.0 million. The unsecured line of credit remains available to be drawn upon by One Realco.

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and had an extended maturity date of December 2000. All principal and interest were due at maturity. In December 1999, the borrower sold the collateral property and $810,000 of the net proceeds were paid to ARI, of which $386,000 was applied to interest and the remaining $424,000 was applied to principal, reducing the principal balance to $1.7 million. Escrowed monies of $377,000 were to be received in 2000. However, through December 2000, only $50,000 had been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, serves as a director of ARI.

Beginning in 1997 through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, interest on the loan ceased being accrued in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. In June 2000, the note was further modified, increasing the loan commitment to $1.5 million, extending the maturity date to December 2000, and payments to net revenues of the shopping center. The loan was not repaid at maturity. Richard D. Morgan, a Bordeaux member, serves as a director of ARI.

In April 1999, ARI funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. The loan bears interest at 14.0% per annum and matured in March 2000. At December 2000, the loan remains unpaid. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan serves as a director of ARI.

Also in April 1999, ARI funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of 261, L.P. and a profits interest in subsequent land sales. The loan bore interest at 14.0% per annum and matured in March 2000. In August 2000, the loan was collected in full, including accrued but unpaid interest. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. Mr. Morgan serves as a director of ARI.

Investments in Real Estate Companies and Real Estate Partnerships

Real estate entities. ARI's investment in real estate entities includes the equity securities of two publicly traded real estate companies, IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, also serves as advisor to IORI and TCI.

Since acquiring its initial investments in IORI and TCI in 1989, ARI has made additional investments in the equity securities of both entities through private and open market purchases. The cost with respect to shares of IORI and TCI at December 31, 2000 totaled $23.3 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of the equity securities of IORI and TCI was $38.5 million at December 31, 2000 and the aggregate market value was $29.6 million. The aggregate investee book value of IORI and TCI based upon the December 31, 2000 financial statements of each entity was $60.4 million. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The Board of Directors has authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI and TCI, excluding private purchase transactions which are separately authorized. As of December 31, 2000, ARI had expended an aggregate of $8.6 million to acquire shares of IORI and TCI, in open market purchases, in accordance with these authorizations. ARI expects to make additional investments in the equity securities of IORI and TCI to the extent its liquidity permits. On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. ARI may exercise the option at any time prior to April 5, 2001. The total cost to purchase the TCI shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

The equity securities of IORI and TCI were purchased for the purpose of investment based principally on the opinion of management that the securities of each were and are currently undervalued. The determination to purchase additional equity securities of IORI and TCI will be made on an entity-by-entity basis and will depend on the market price of each entity's equity securities relative to the value of its assets, the availability of sufficient funds and the judgment of management regarding the relative attractiveness of alternative investment opportunities. Substantially all of the equity securities of IORI and TCI are pledged as collateral for borrowings.

Pertinent information regarding ARI's investment in the equity securities of the IORI and TCI at December 31, 2000, is summarized below (dollars in thousands):

                 Percentage                                Equivalent
                  of ARI's          Carrying Value        Investee Book       Market Value of
Investee        Ownership at       of Investment at         Value at           Investment at
--------     December 31, 2000     December 31, 2000    December 31, 2000    December 31, 2000
             ------------------    -----------------    -----------------    -----------------
IORI                27.1%               $ 8,052              $10,839              $ 3,510
TCI  . .            24.7                 30,473               49,538               26,078

IORI and TCI each own a considerable amount of real estate, much of which they have held for many years. Because of depreciation, these entities may earn substantial amounts in periods in which they sell real estate and will probably incur losses in periods in which they do not. ARI's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

ARI does not have a controlling equity interest in either of IORI or TCI and therefore it cannot, acting by itself, determine either the individual investments or the overall investment policies of either of them. However, due to ARI's equity investments in, and the existence of common officers with, each of IORI and TCI and that IORI and TCI have the same advisor as ARI and that Karl
L. Blaha, a Director and President of ARI, is also the President of IORI, TCI and BCM, ARI's advisor, ARI may be considered to have the ability to exercise significant influence over the operating and investing policies of IORI and TCI. ARI accounts for its investment in IORI and TCI using the equity method. Under the equity method, ARI recognizes its proportionate share of the income or loss from the operations of IORI and TCI currently, rather than when realized through dividends or on sale. The carrying value of ARI's investment in IORI and TCI, as set forth in the table above, is the original cost of investment in each adjusted for ARI's proportionate share of IORI's and TCI's income or loss and distributions received.

The following summary description of IORI and TCI is based upon information publicly reported by each entity.

IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984, as a California business trust and commenced operations on April 10, 1985. IORI's business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties (office buildings) in the Pacific, Southeast and Southwest regions of the continental United States with a concentration in the Southwest region. At December 31, 2000, IORI owned 16 income producing properties located in three states. These properties consisted of seven apartments comprising 777 units and seven office buildings with an aggregate of 459,549 sq. ft. In addition, IORI owned two parcels of unimproved land, totaling 205 acres.

IORI reported a net income of $16.8 million in 2000 as compared to $1.3 million in 1999. IORI's net income in 2000 included $20.9 million of gains from the sale of real estate, whereas its net income in 1999 included gains on sale of real estate of $1.5 million. IORI's cash flow from property operations was $6.6 million in 2000. At December 31, 2000, IORI had total assets of $96.5 million, which consisted of $86.3 million in real estate held for investment, $8.1 million in investments in partnerships and other assets and $2.1 million in cash and cash equivalents.

ARI received a total of $213,000 in dividends from IORI in 2000.

TCI.   TCI is a Nevada corporation which was originally organized on September
6, 1983, as a California business trust, and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired, through merger, Continental Mortgage and Equity Trust ("CMET"), both of which, at the time, were equity investees of ARI. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its common stock for each outstanding CMET share.

TCI has investment policies similar to those of IORI. TCI holds equity investments in apartments, commercial properties (office buildings, industrial warehouses and shopping centers) and hotels throughout the continental United States with a concentration in the Southeast and Southwest regions. At
December 31, 2000, TCI owned 119 income producing properties located in 18 states. These properties consisted of 60 apartments comprising 10,759 units, 37 office buildings with an aggregate of 4.5 million sq. ft., 12 industrial warehouses with an aggregate of 2.1 million sq. ft., six shopping centers with an aggregate of 622,661 sq. ft., a fitness club with 56,532 sq. ft. and four hotels with a total of 209 rooms. In addition, TCI owned 23 parcels of unimproved land, totaling 793 acres. TCI also holds mortgage notes receivable secured by real estate located in the Southeast and Southwest regions of the continental United States.

TCI reported net income of $29.8 million in 2000 and $30.2 million in 1999. TCI's net income in 2000 included gains from the sale of real estate of $50.6 million, whereas its net income in 1999 included gains from the sale of real estate of $40.5 million. TCI's cash flow from property operations was $56.6 million in 2000. At December 31, 2000, TCI had total assets of $731.9 million, which consisted of $639.0 million in real estate held for investment, $1.8 million in real estate held for sale, $5.3 million in investments in real estate entities, $8.2 million in notes and interest receivable, $55.2 million in investments in marketable equity securities and other assets and $22.3 million in cash and cash equivalents. At December 31, 2000, TCI owned 345,728 shares of IORI's common stock, approximately 22.8% of the shares then outstanding.

In 2000, ARI received a total of $1.6 million in dividends from TCI.

Elm Fork, L.P.   In September 1997, a limited partnership, of which ARI was the
1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. ARI contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. In September 1997, the partnership obtained financing of $6.5 million secured by the land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, ARI receiving $2.9 million of its initial capital contribution. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return before any sharing of partnership profits occurs. One Realco, one of the limited partners in the partnership owns approximately 12.8% of the outstanding shares of ARI's Common Stock. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests for $2.0 million plus an amount equal to 20% times the number of days from the date of the agreement to the exercise date. On January 9, 2001, ARI exercised its repurchase option. ARI recognized neither gain nor loss on the sale and subsequent repurchase. At December 31, 2000, 267.8 acres remained unsold.

ART Florida Portfolio II, Ltd. In June 2000, Vestavia Lakes Apartments partnership, in Orlando, Florida, in which ART Florida Portfolio II, Ltd. owned an interest, was sold. A loss was incurred on the sale, of which ARI's share was $967,000, which is included in equity income (loss) of investees in the accompanying Consolidated Statement of Operations.

EQK Realty Investors I. In October 2000, ARI acquired a 100% interest in EQK Realty Investors, I ("EQK"), a real estate investment trust for $1.1 million in cash and $1.21 million in Series A Preferred Stock (121,332 shares). At the date of acquisition, EQK's assets consisted of $2.0 million in cash.

ITEM 3.  LEGAL PROCEEDINGS

ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                          __________________________


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

ARI's Common Stock is traded on the New York Stock Exchange using the symbol "ARL". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

              QUARTER ENDED                      HIGH        LOW
-----------------------------------------     ----------  ----------
March 31, 2001 (through March 16, 2001)....... $ 14 33/64  $ 12 19/32

March 31, 2000................................   17  1/2     16  1/8
June 30, 2000.................................   16  7/8      4  1/2
September 30, 2000............................   17           7
December 31, 2000.............................   17  1/4     13  7/16

March 31, 1999................................   17  3/8     15  1/2
June 30, 1999.................................   16  3/4     15  7/16
September 30, 1999............................   16  1/2     14  7/8
December 31, 1999.............................   17  5/8     16  1/2

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

As of March 16, 2001, the closing market price of ARI's Common Stock on the New York Stock Exchange was $13.00 per share.

As of March 16, 2001, ARI's Common Stock was held by 3,356 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI's Common Stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2000. Future distributions to Common stockholders will be dependent upon ARI's realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

Dividends declared and paid in 1999 were as follows:


                                                              Amount
     Date Declared     Record Date      Payment Date       Per Share
----------------------------------------------------------------------
 March 4, 1999      March 22, 1999     April 5, 1999        $    .05

ARI reported to the Internal Revenue Service that 100% of the dividend paid in 1999 represented a return of capital.

There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after August 15, 2003, into Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2000, 2,721,332 shares of Series A Preferred Stock were outstanding and 1,877,465 shares were reserved for issuance as future consideration in various business transactions.

There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock is reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units then outstanding, for $1.00 per unit. At December 31, 2000, four million of the Class A units remained to be purchased with two million units to be purchased in each of May 2001 and 2002. At December 31, 2000, no Series B Preferred Stock was outstanding.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and liquidation

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)


preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $.90 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. On or after June 30, 2002 and 2003, additional shares of Series C Preferred Stock may be converted into 25,000 shares of ARI Common Stock, in each year. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 25,000 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2000, no Series C Preferred Stock was outstanding. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.L.C. were redeemed for $2.5 million in cash.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized; with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2000, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized; with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2000, 50,000 shares of Series E Preferred Stock were outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                For the Years Ended December 31,
                                                                 --------------------------------------------------------------
                                                                    2000          1999         1998        1997        1996
                                                                 --------------------------------------------------------------
                                                                            (dollars in thousands, except per share)
EARNINGS DATA

Revenue.................................................         $   172,750   $   193,980  $    87,086  $   57,031  $   41,522
Expense.................................................             272,045       324,789      165,111      90,252      52,601
                                                                 -----------   -----------  -----------  ----------  ----------

(Loss) from operations..................................             (99,295)     (130,809)     (78,025)    (33,221)    (11,079)

Equity in income of investees...........................               5,246        11,847       37,966      10,497       1,485
Gain on sale of real estate.............................              96,728       129,260       17,254      20,296       3,659
                                                                 -----------   -----------  -----------  ----------  ----------

Income (loss) before extra-
  ordinary gain.........................................               2,679        10,298      (22,805)     (2,428)     (5,935)
Extraordinary gain......................................                  --            --           --          --         381
                                                                 -----------   -----------  -----------  ----------  ----------
Net income (loss).......................................               2,679        10,298      (22,805)     (2,428)     (5,554)

Preferred dividend requirement..........................              (2,327)       (2,281)      (1,177)       (206)       (113)
                                                                 -----------   -----------  -----------  ----------  ----------
Income (loss) applicable to
  Common shares.........................................         $       352   $     8,017  $   (23,982) $   (2,634) $   (5,667)
                                                                 ===========   ===========  ===========  ==========  ==========

PER SHARE DATA

(Loss) before extraordinary
  gain..................................................         $       .03   $       .75  $     (2.24)       (.22)       (.46)
Extraordinary gain......................................                  --            --           --          --         .03
                                                                 -----------   -----------  -----------  ----------  ----------
Net income (loss) applicable
  to Common shares......................................         $       .03   $       .75  $     (2.24)       (.22)       (.43)
                                                                 ===========   ===========  ===========  ==========  ==========
Dividends per Common share..............................         $        --   $       .05  $       .20         .20         .15

Weighted average shares
  outstanding...........................................          10,399,890    10,759,416   10,695,388   1,710,013   2,765,082

                                                                                 For the Years Ended December 31,
                                                                 --------------------------------------------------------------
                                                                     2000          1999        1998         1997        1996
                                                                 ------------  -----------  -----------  ----------  ----------
                                                                              (dollars in thousands, except per share)
BALANCE SHEET DATA

Real estate, net........................................         $   653,744   $   771,630  $   734,907  $  302,453  $  119,035
Notes and interest receivable,
  net...................................................              13,831        38,604       52,053      25,526      48,485
Total assets............................................             787,015       919,546      918,605     433,799     239,783
Notes and interest payable..............................             616,331       706,196      768,272     261,986     127,863
Margin borrowings.......................................              13,485        33,264       35,773      53,376      40,044
Stockholders' equity....................................              73,402        46,266       38,272      63,453      47,786
Book value per share....................................         $      7.06   $      4.30  $      3.58  $     5.42  $     3.74


Shares and per share data have been adjusted for the two-for-one Common Stock split effected February 17, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI is the successor through merger to ART and NRLP. ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP owns a portfolio of real estate and mortgage loan investments.

Effective December 18, 1998, a wholly-owned subsidiary of ART was elected general partner of NRLP. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method. As of December 31, 1998, upon the election of its wholly-owned subsidiary as general partner of NRLP, ART began consolidation of NRLP's accounts and has consolidated its operations subsequent to that date.

Liquidity and Capital Resources

General. Cash and cash equivalents at December 31, 2000 totaled $4.2 million, compared with $2.5 million at December 31, 1999. Although ARI anticipates that during 2001 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

Notes payable totaling $193.4 million are scheduled to mature during 2001. During the first quarter of 2001, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $30.4 million of the debt scheduled to mature in 2001. See NOTE 5. "REAL ESTATE," NOTE
8. "NOTES AND INTEREST PAYABLE" and NOTE 21. "SUBSEQUENT EVENTS."

ARI expects a further decline in cash from property operations in 2001. This expected decrease results from the reduced number of apartment properties in ARI's real estate portfolio.

Net cash from operating activities was a deficit of $54.6 million in 2000 compared to a deficit of $19.6 million in 1999. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

Net cash from pizza operations (sales less cost of sales) increased to $5.9 million in 2000 from $4.3 million in 1999. The increase was due to a price increase in October 2000, reduced cheese costs and the closing of poor performing locations in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $32.7 million in 2000 from $55.2 million in 1999. This decrease was primarily attributable to apartment properties sold in 2000 and 1999.

Interest collected increased to $4.4 million in 2000 from $4.2 million in 1999. The increase was attributable to interest collected on several past due loans.

Interest paid decreased to $67.0 million in 2000 from $73.0 million in 1999. The decrease was due to the reduction in outstanding loan balances as properties were sold in 2000 and 1999.

Advisory fees paid decreased to $5.1 million in 2000 from $5.5 million in 1999. The decrease was due to a decrease in ARI's gross assets, the basis for such fee.

General and administrative expenses paid increased to $18.1 million in 2000 from $16.6 million in 1999. The increase was primarily attributable to an increase in taxes paid.

Other cash used in operating activities was $4.3 million in 2000 compared to $13.4 million provided by other operating activities in 1999. The change was primarily due to a $2.5 million increase in escrow deposits in 2000, compared to a $16.8 million decrease in 1999.

Distributions from equity investees' decreased to $1.8 million in 2000 from $3.5 million in 1999. The decrease was due to the reduction in dividends paid by investees. Distributions from equity investees are expected to be minimal in 2001.

Distributions to minority interest holders decreased to $4.9 million in 2000 from $6.8 million in 1999. These distributions represent returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE 2. "NRLP MANAGEMENT CORP." and NOTE 5. "REAL ESTATE."

Net cash of $64,000 was used in 2000 for marketable securities purchases, compared to $1.7 million received in 1999 from marketable securities sales. See
NOTE 7. "MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO."

In 2000, ARI sold a total of 3,008.5 acres of land in Austin, Houston, Irving, Plano, Collin County, Harris County, Tarrant County and Travis County, Texas; Riverside, California; Denver, Colorado, Salmon River, Idaho; Nashville, Tennessee; and Duchesne, Utah in 34 separate transactions for a total of $119.4 million. ARI received net cash of $38.9 million, after paying off or paying down $67.9 million in mortgage debt secured by such land parcels. ARI also sold nine apartments, three

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

shopping centers and an office building for a total of $110.2 million. ARI received net cash of $31.8 million, after the payoff or assumption by the purchaser of mortgage debt totaling $60.8 million and after providing purchase money financing of $2.8 million.

In 2000, ARI purchased a total of 221.9 acres in Collin County and Travis County, Texas, for a total of $4.0 million. ARI paid $1.0 million in cash and obtained mortgage or seller financing of $2.9 million. ARI exchanged 19.74 acres of land in Collin County, Texas, for 3.25 acres of land in Farmers Branch, Texas,. ARI also obtained a hotel in Sofia, Bulgaria, by purchasing 100% of the outstanding stock of World Trade from an affiliate, for $18.0 million in cash. See NOTE 5. "REAL ESTATE."

ARI expects that funds from existing cash resources, aggressive sales of land and selected income producing property sales, refinancing of real estate, and borrowings against its real estate will be sufficient to meet the cash requirements associated with ARI's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that ARI's liquidity permits or financing sources are available, ARI will make investments in real estate, primarily investments in improved and unimproved land, continue making investments in real estate entities and marketable equity securities, and develop and construct income producing properties.

ARI expects that it will be necessary for it to sell $102.0 million, $34.1 million and $1.2 million of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ARI, if it was not able to extend such debt, intends to either sell other of its assets, specifically income producing properties to pay the debt or transfer the property to the lender.

Loans Payable. ARI has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 7.0% to 9.0%. Margin borrowings totaled $13.5 million (approximately 46.1% of market value) at December 31, 2000, compared to $33.3 million at December 31, 1999. See NOTE 9. "MARGIN BORROWINGS."

Equity Investments. During the fourth quarter of 1988, ARI began purchasing shares of IORI and TCI which have the same advisor as ARI. It is anticipated that additional equity securities of IORI and TCI will be acquired in the future through open-market and negotiated transactions to the extent ARI's liquidity permits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Equity securities of IORI and TCI held by ARI may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, ARI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one year period after they are acquired. Such restrictions may reduce ARI's ability to realize the full fair market value of such investments if ARI attempted to dispose of such securities in a short period of time.

ARI's cash flow from these investments is dependent on the ability of each of IORI and TCI to make distributions. In 2000, ARI received total distributions from IORI and TCI of $1.8 million. In December 2000, the Boards of IORI and TCI suspended the payment of quarterly dividends. ARI anticipates receiving no distributions from IORI and TCI in 2001.

In 2000, ARI paid dividends to its Preferred stockholders totaling $2.3 million. ARI paid no dividends on its Common Stock in 2000. In 1999, ARI paid dividends to its Common stockholders totaling $532,000 or $.05 per share and dividends to its Preferred stockholders totaling $2.3 million. See NOTE 10. "DIVIDENDS."

Management reviews the carrying values of ARI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Commitments. In October 1999, an agreement was reached with the Valley Ranch, L.P. Class A unitholders to acquire their eight million Class A units for $1.00 per unit. Through December 31, 2000, four million units had been purchased with an additional two million units to be purchased in each of May 2001 and May 2002.

On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. ARI may exercise the option at any time prior to April 15, 2001. The total cost to purchase the TCI shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

ARI will rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, refinancing of properties and, to the extent necessary, borrowings to meet these commitments.

Results of Operations

2000 Compared to 1999. ARI reported net income of $2.7 million in 2000 compared to $10.3 million in 1999. ARI's net income in 2000 included gains on the sale of real estate of $96.7 million compared to gains on the sale of real estate of $129.3 million in 1999. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Rents decreased to $138.2 million in 2000 from $157.6 million in 1999. Rent from commercial properties increased to $31.5 million in 2000 from $30.2 million in 1999, rent from hotels increased to $33.1 million in 2000 from $31.6 million in 1999 and rent from apartments decreased to $69.8 million in 2000 from $93.9 million in 1999. The increase in rent from commercial properties was primarily attributable to completion of the Centura and Hickory Centre office buildings in 2000. The increase in rent from hotels is attributable to increased occupancy rates. Apartment rents decreased in 2000 as a result of 15 apartments being sold in 1999 and nine apartments in 2000. Rents are expected to decrease in 2001 as a result of the apartment sales in 2000 and expected apartment and commercial property sales in 2001.

Property operations expense decreased to $94.1 million in 2000 from $106.6 million in 1999. Property operations expense for commercial properties increased to $19.8 million in 2000 from $16.5 million in 1999, for hotels such expense of $24.1 million in 2000 approximated the $24.2 million expense in 1999, for land the expense of $9.7 million in 2000 approximated the $9.0 million expense in 1999 and apartments decreased to $40.4 million in 2000 from $56.4 million in 1999. The increase in commercial property operations expense was primarily due to the completion of the Centura and Hickory Centre office buildings in 2000. The decrease in apartment property operations expense was primarily due to 15 apartments being sold in 1999 and nine apartment sales in 2000. Property operations expense is expected to decrease in 2001 as a result of the apartment sales in 2000 and anticipated apartment and commercial property sales in 2001.

Pizza parlor sales and cost of sales were $32.6 million and $26.8 million in 2000 and $30.8 million and $26.3 million, in 1999. Pizza parlor operations experienced higher profit margins in 2000 due to lower pizza ingredient costs, (primarily cheese), a price increase in October 2000, and the closing of underperforming locations. Pizza parlor profit margins in 2001 are expected to approximate 2000, unless cheese prices increase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest income decreased to $3.0 million in 2000 from $6.4 million in 1999. The decrease was attributable to the collection of $39.9 million in notes in 2000, while originating and funding loans of $14.7 million. Interest income is expected to decrease in 2001 as a result of the notes collected in 2000, and as no new loans are expected to be funded in 2001.

Equity in income of investees decreased to $5.2 million in 2000 from $11.8 million in 1999. The decrease in equity income was primarily due to reduced ownership by ARI in TCI in 2000, due to sales of ARI-owned securities by margin debt holders. Equity investees reported gains on the sale of real estate in 2000 totaling $71.4 million of which ARI's equity share was $18.6 million. These gains were offset by operating losses totaling $23.8 million, of which ARI's equity share was $5.3 million. Also, sales of stock of equity investees by margin debt holders of ARI resulted in losses of $7.9 million. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

Other income was a loss of $926,000 in 2000 approximating the loss of $846,000 in 1999.

Interest expense decreased to $76.7 million in 2000 from $91.7 million in 1999. This decrease is due to 36 land and nine apartment sales in 2000. Interest expense is expected to decrease in 2001 due to land and apartment sales in 2000 and anticipated property sales in 2001.

Advisory fees decreased to $5.0 million in 2000 from $5.5 million in 1999. The decrease was attributable to the decrease in ARI's gross assets, the basis for such fee. Advisory fees are expected to decrease in 2001, as ARI's gross asset base is expected to continue to decrease through property sales.

Incentive fees in 2000 were $1.6 million. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee, if any, in 2001 will be dependent on the number of operating properties sold and net capital gains realized.

General and administrative expenses increased to $18.0 million in 2000 from $17.1 million in 1999. The increase was primarily attributable to an increase of $900,000 in taxes. General and administrative expenses in 2001 are expected to approximate 2000.

Depreciation and amortization decreased to $16.9 million in 2000 from $17.4 million in 1999. The reduction is due to the sale of nine apartments in 2000. Depreciation and amortization expense should continue to decrease in 2001 as a result of continued property sales.

In the fourth quarter of 2000, a provision for loss of $2.2 million was recognized. Such loss relates to the reduction of the carrying value of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

an 11.3 acre tract of land in Plano, Texas, sold in the first quarter of 2001, to its net realizable value and a litigation reserve related to a breach of contract dispute. In the third and fourth quarter of 1999, provisions for loss of $2.1 million and $1.0 million were recognized, respectively. Such loss relates to the relinquishment by ARI of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana.

In December 1998, upon the election of NMC, a wholly-owned subsidiary of ARI, as general partner of NRLP, NMC assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations. See NOTE 2. "NRLP MANAGEMENT CORP."

Minority interest decreased to $30.7 million in 2000 from $56.7 million in 1999. Minority interest is the earnings attributable to limited partners, other than ARI, of certain controlled limited partnerships. Minority interest in 2000 and 1999 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 2000, minority interest includes, in addition to the preferred returns discussed above, $29.8 million of earnings attributable to the limited partners in NRLP prior to the merger, compared to $55.7 million in 1999. Minority interest in 2001 will decline due to the 2000 merger of NRLP into ARI. See NOTE 2. "NRLP MANAGEMENT CORP."

Gains on sale of real estate decreased to $96.7 million in 2000 from $129.3 million in 1999. In 2000, gains of $45.9 million were recognized on the sale of nine apartments: Summerwind, Windtree, The Pines, Whispering Pines, Four Seasons, Sherwood Glen, Fair Oaks, Hidden Valley and Candlelight Square; $21.9 million on the sale of commercial properties: Katella Plaza, Marina Playa, Harbor Plaza and Preston Center; and $30.6 million on the sale of land: $16,000 on the sale of 420 acres of Duchesne land, $7.5 million on the sale of three tracts totaling 166.7 acres of Frisco Bridges land, $3.4 million on the sale of
749.1 acres of Keller land, $1,000 on the sale of 0.02 acres of Katy land, $3.6 million on the sale of four tracts totaling 41.2 acres of Mason/Goodrich land, $747,000 on the sale of 157.9 acres of Mastenbrook land, $1.6 million on the sale of 82.0 acres of McKinney Corners I, II, III, IV and V land, $2.5 million on the sale of 20.67 acres of Monterey land, $868,000 on the sale of 4 tracts totaling 8.69 acres of Nashville land, $959,000 on the sale of 182.5 acres of Pantex land, $4.3 million on the sale of two tracts totaling 329.4 acres of Parkfield land, $2.7 million on the sale of three tracts totaling 89.51 acres of Rasor land, $462,000 on the sale of 80.4 acres of Rowlett Creek land, $38,000 on the sale of 3.0 acres of Salmon River land, $1.3 million on the sale of 126.6 acres of Vann Cattle land, $173,000 on the sale of 5.4 acres of Vista Business Park land, and $478,000 on the sale of 70.3 acres of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Wakefield land. In 2000, losses of $1.6 million were recognized: $40,000 on the sale of 14.6 acres of McKinney Corners II land; $768,000 on the sale of 377.15 acres of Pioneer Crossing land; $174,000 on the sale of 4.79 acres of Plano Parkway land; $585,000 on the sale of 22.4 acres of Valley Ranch land; and $51,000 on the sale of 36.43 acres of Vista Business Park land.

In 1999, gains of $100.3 million were recognized on the sale of 15 apartments:
Olde Town, Sante Fe, Mesa Ridge, Horizon East, Lantern Ridge, Barcelona, Country Place, Lake Nora, Fox Club, Oak Hollow, Windridge, Tanglewood, Edgewater Garden, Bavarian Woods, and Manchester Commons, $9.2 million on the sale of the Continental Hotel and Casino; $5.0 million on the sale of seven tracts totaling
46.9 acres of Plano Parkway land; $432,000 on the sale of 9.9 acres of Mason/Goodrich land; $4.3 million on the sale of four tracts totaling 302.4 acres of McKinney Corners II , McKinney Corners IV and Dowdy land; $979,000 on the sale of 13.0 acres of Rasor land; $2.0 million on the sale of three tracts totaling 23.0 acres of Vista Ridge land; $4.6 million on the sale of four tracts totaling 103.6 acres of Frisco Bridges land; $23,000 on the sale of .13 acres of JHL Connell land; $128,000 on the sale of 1.4 acres of Valley Ranch land; $180,000 on the sale of Sun City lots; $186,000 on the sale of 121.2 acres of Katrina land; $2.0 million on the sale of five tracts totaling 187.7 acres of Keller, Scout and Scoggins land; and $561,000 on the sale of 205.4 acres of Yorktown land. In 1999, losses of $545,000 were recognized, $505,000 on the sale of Stone Meadows land and $40,000 on the sale of 6.2 acres of Plano Parkway land.

1999 Compared to 1998. ARI reported net income of $10.3 million in 1999 compared to a net loss of $22.8 million in 1998. ARI's net income in 1999 included gains on the sale of real estate of $129.3 million compared to gains on the sale of real estate of $17.3 million in 1998. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $30.8 million and $26.3 million in 1999 and $28.9 million and $24.8 million, in 1998. Pizza parlor operations experienced higher profit margins in 1999 due to lower pizza ingredient costs, primarily cheese. Cheese prices reached historic highs in 1998.

Rents increased to $157.6 million in 1999 from $63.5 million in 1998. Rent from commercial properties increased to $30.2 million in 1999 from $16.5 million in 1998, rent from hotels of $31.6 million in 1999 approximated the $32.2 million in 1998 and rent from apartments increased to $93.9 million in 1999 from $14.2 million in 1998. The increase in rent from commercial properties was primarily attributable to the consolidation of NRLP's operations subsequent to December 31, 1998 and the acquisition of the Encino Office Building in May 1999. The increase in apartment rent was due to the 36 apartments acquired in 1998 and the consolidation of NRLP's operations subsequent to December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Property operations expense increased to $106.6 million in 1999 from $49.2 million in 1998. Property operations expense for commercial properties increased to $16.5 million in 1999 from $9.7 million in 1998, for hotels such expense decreased to $24.2 million in 1999 from $24.4 million in 1998, for land it increased to $9.0 million in 1999 from $6.3 million in 1998 and for apartments it increased to $56.4 million in 1999 from $8.8 million in 1998. The increase in commercial property operations expense was primarily due to the consolidation of NRLP's operations subsequent to December 31, 1998 and the acquisition of the Encino Office Building in 1999. The increase in land expense was primarily due to the acquisitions of 16 land parcels in 1998 and eight land parcels in 1999. The increase in apartment property operations expense was primarily due to the acquisition of 36 apartments in 1998 and the consolidation of NRLP's operations subsequent to December 31, 1998.

Interest income increased to $6.4 million in 1999 from $188,000 in 1998. The increase was attributable to the consolidation of NRLP's operations subsequent to December 31, 1998. Loans of $41.2 million in 1999 and $47.7 million in 1998 were originated and funded.

Other income improved to a loss of $846,000 in 1999 from a loss of $5.5 million in 1998. This improvement was due to recognizing an unrealized loss on marketable equity securities of $1.9 million in 1999, compared to an unrealized loss of $6.1 million recognized in 1998. Also contributing to the improvement was a decrease in net losses on sales of marketable equity securities of $67,000.

Equity in income of investees decreased to $11.8 million in 1999 from $38.0 million in 1998. A decrease in equity income of $31.3 million was attributable to the consolidation of the operations of NRLP subsequent to December 31, 1998. Equity investees reported gains on sale of real estate in 1999 totaling $41.8 million of which ARI's equity share of such gains was $17.4 million. This decrease was offset by decreased operating losses totaling $7.7 million in IORI, of which ARI's equity share of equity investees' net operating losses was $5.5 million. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

Interest expense increased to $91.7 million in 1999 from $51.6 million in 1998. Of this increase, $6.0 million was due to 16 land parcels purchased in 1998, $5.1 million was due to eight land parcels purchased in 1999 and the remainder was due to the consolidation of NRLP's operations subsequent to December 31, 1998.

Advisory fees increased to $5.5 million in 1999 from $3.8 million in 1998. The increase was attributable to the increase in ARI's gross assets, the basis for such fee.

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

Depreciation and amortization increased to $17.4 million in 1999 from $7.0 million in 1998. The increase was due to the consolidation of NRLP's operations subsequent to December 31, 1998 and the acquisition of the Encino Office Building in 1999.

In the third and fourth quarter of 1999, provisions for loss of $2.1 million and $1.0 million, respectively, were recognized. Such losses relate to the relinquishment by ARI of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana. In the third and fourth quarters of 1998, provisions for loss of $3.0 million and $916,000 respectively, were recorded to write down the Valley Ranch land to its estimated realizable value less estimated costs of sale. Such write downs were necessitated by an increase in the acreage designated as flood plain.

In December 1998, upon the election of NMC, a wholly-owned subsidiary, as general partner of NRLP, NMC assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations. See NOTE 2. "NRLP MANAGEMENT CORP."

Minority interest increased to $56.7 million in 1999 from $3.2 million in 1998. Minority interest is the earnings attributable to limited partners, other than ARI, of certain controlled limited partnerships. Minority interest in 1998 and 1999 was attributable, in part, to the preferred return on limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 1999, minority interest includes, in addition to the preferred returns discussed above, $55.7 million of earnings attributable to the limited partners in NRLP. The operations of NRLP were consolidated subsequent to December 31, 1998. Prior to December 31, 1998, the investment in NRLP was accounted for using the equity method. See NOTE 2. "NRLP MANAGEMENT CORP."

Gains on sale of real estate increased to $129.3 million in 1999 from $17.3 million in 1998. In 1999, gains of $100.3 million were recognized on the sale of 15 apartments: Olde Town, Sante Fe, Mesa Ridge, Horizon East, Lantern Ridge, Barcelona, Country Place, Lake Nora, Fox Club, Oak Hollow, Windridge, Tanglewood, Edgewater Garden, Bavarian Woods, and Manchester Commons; $9.2 million on the sale of the Continental Hotel and Casino; $5.0 million on the sale of seven tracts totaling 46.9 acres of Plano Parkway land; $432,000 on the sale of 9.9 acres of Mason/Goodrich land; $4.3 million on the sale of four tracts totaling

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

302.4 acres of McKinney Corners II , McKinney Corners IV and Dowdy land; $979,000 on the sale of 13.0 acres of Rasor land; $2.0 million on the sale of three tracts totaling 23.0 acres of Vista Ridge land; $4.6 million on the sale of four tracts totaling 103.6 acres of Frisco Bridges land; $23,000 on the sale of .13 acres of JHL Connell land; $128,000 on the sale of 1.4 acres of Valley Ranch land; $180,000 on the sale of Sun City lots; $186,000 on the sale of 121.2 acres of Katrina land; $2.0 million on the sale of five tracts totaling 187.7 acres of Keller, Scout and Scoggins land; and $561,000 on the sale of 205.4 acres of Yorktown land. In 1999, losses of $545,000 were recognized, $505,000 on the sale of Stone Meadows land and $40,000 on the sale of 6.2 acres of Plano Parkway land.

In 1998, ARI recognized gains of $663,000 on the sale of three tracts totaling
78.5 acres of its Valley Ranch land; $1.9 million on its Lewisville land; $714,000 on a 21.3 acre tract of its Parkfield land; $848,000 on a 21.6 acre tract of its Chase Oaks land; $789,000 on a 150.0 acre tract of its Rasor land; $3.9 million on its Palm Desert land; $869,000 on a 2.5 acre tract of its Las Colinas I land; $898,000 on its Kamperman land; $3.4 million on its final 10.5 acre tract of BP Las Colinas land; $409,000 on a 1.1 acre tract of its Santa Clarita land; $2.6 million on a 20.8 acre tract of its Mason Goodrich land; and ARI recognized a $179,000 previously deferred gain on a sale of its Valley Ranch land in 1997.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, ARI may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARI's business, assets or results of operations.

Inflation

The effects of inflation on ARI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Inflation (Continued)

inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

ARI's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property's anticipated net operating income to an appropriate financing.

The following table contains only those exposures that existed at December 31, 2000. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI's ultimate interest rate

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK (Continued)

risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.


         Assets
Trading Instruments--Equity
   Price Risk

   Marketable securities at market
     value.............................                                                                          $    153

Notes receivable
   Fixed interest rate-fair value......                                                                          $ 14,560

                                                2001      2002       2003      2004       2005      Thereafter      Total
                                             ---------  --------  --------- ---------  ---------   ------------  ----------
     Instrument's maturities...........      $ 14,009   $    --     1,018       --         --            --      $ 15,027
     Instrument's amortization.........            --        --        --       --         --            --            --
          Interest.....................         1,016        --        --       --         --            --         1,016
          Average rate.................           7.0%       --        --       --         --            --

Liabilities

Notes payable
   Variable interest rate-fair value...                                                                          $137,468


                                                2001      2002       2003      2004       2005      Thereafter      Total
                                             ---------  --------  --------- ---------  ---------   ------------   --------
     Instrument's maturities...........      $ 91,576   $34,484   $   --    $   --     $   --      $  2,023       $128,083
     Instrument's amortization.........         2,130     1,952    1,232     1,233      1,242           463          8,252
          Interest.....................        10,099     3,518      680       526        371         1,404         16,598
          Average rate.................          11.3%     14.4%    12.2%     12.1%      11.9%          9.2%

   Fixed interest rate-fair value......                                                                           $471,956


                                                2001        2002        2003        2004        2005       Thereafter      Total
                                             ---------    --------    ---------   ---------   ---------   ------------    --------
     Instrument's maturities...........      $ 91,699      44,672      41,308         299       52,332       178,051       408,361
     Instrument's amortization.........         8,024       9,362       5,934       5,825        5,723        33,745        68,613
          Interest.....................        39,587      29,812      25,733      23,489       20,363        75,163       214,147
          Average rate.................           9.2%        8.5%        8.6%        8.6%         8.4%          9.0%

       ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
                                                                                       ----------
Report of Independent Certified Public Accountants                                            45

Consolidated Balance Sheets--December 31, 2000 and 1999...........................            46

Consolidated Statements of Operations--Years Ended December
  31, 2000, 1999 and 1998.........................................................            48

Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 2000, 1999 and 1998................................................            49

Consolidated Statements of Cash Flows--Years Ended December
  31, 2000, 1999 and 1998.........................................................            50

Notes to Consolidated Financial Statements........................................            53

Schedule III--Real Estate and Accumulated Depreciation............................            82

Schedule IV--Mortgage Loans on Real Estate........................................            88




All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
American Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note 20, American Realty Investors, Inc.'s management has indicated its intent to sell both land and operating properties and refinance or extend debt coming due, to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.


                                                           BDO SEIDMAN, LLP

Dallas, Texas
March 26, 2001

                         AMERICAN REALTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                            ---------------------------
                                                               2000              1999
                                                            --------          --------
                                                               (dollars in thousands,
                                                                 except per share)

                                Assets
Real estate held for investment..........................       $ 559,461       $ 616,577
Less - accumulated depreciation..........................        (148,690)       (164,583)
                                                                ---------       ---------
                                                                  410,771         451,994

Real estate held for sale................................         242,973         319,636

Notes and interest receivable
  Performing ($9,684 in 2000 and $11,992 in 1999 from
    affiliates)..........................................          13,346          38,272
  Nonperforming ($1,540 in 2000 and $1,353 in 1999 from
    affiliates)..........................................           3,062           2,909
                                                                ---------       ---------
                                                                   16,408          41,181

Less--allowance for estimated losses.....................          (2,577)         (2,577)
                                                                ---------       ---------
                                                                   13,831          38,604

Pizza parlor equipment...................................          10,191           9,241
Less - accumulated depreciation..........................          (3,164)         (2,369)
                                                                ---------       ---------
                                                                    7,027           6,872

Marketable equity securities, at market value............             153             394
Cash and cash equivalents................................           4,177           2,479
Investments in equity investees..........................          44,777          47,686
Intangibles, net of accumulated amortization ($2,233 in
    2000 and $1,770 in 1999).............................          16,075          14,305
Other assets.............................................          47,231          37,576
                                                                ---------       ---------

                                                                $ 787,015       $ 919,546
                                                                =========       =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                       December 31,
                                                               ---------------------------
                                                                 2000              1999
                                                               ---------        ----------
                                                                  (dollars in thousands,
                                                                    except per share)

           Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($13,900 in 1999 to affiliates)     $  616,331       $  706,196
Margin borrowings..........................................        13,485           33,264
Accounts payable and other liabilities ($3,030 in 2000
  and $18,917 in 1999 to affiliate)........................        41,221           45,983
                                                               ----------       ----------
                                                                  671,037          785,443

Minority interest..........................................        42,576           87,837

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
  shares, issued and outstanding
  Series A, 2,721,332 shares in 2000 and 2,600,000 shares
    in 1999 (liquidation preference $26,000)...............         4,843            4,600
  Series E, 50,000 shares in 2000 (liquidation preference
    $500)..................................................           100               --
Common Stock, $.01 par value, authorized 100,000,000
  shares; issued 1,829,217 shares in 2000 and 13,496,688
  shares in 1999...........................................           118              135
Paid-in capital............................................       112,301           85,854
Accumulated (deficit)......................................       (43,943)         (44,295)
Treasury stock at cost, 1,718,749 shares in 2000 and
  2,737,216 shares in 1999.................................           (17)             (28)
                                                               ----------       ----------

                                                                   73,402           46,266
                                                               ----------       ----------

                                                               $  787,015       $  919,546
                                                               ==========       ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended December 31,
                                                                           ---------------------------------------------
                                                                              2000               1999             1998
                                                                           ---------          --------          --------
                                                                               (dollars in thousands, except per share)
Property revenue
  Rents...............................................................      $    138,160       $   157,631     $    63,491
  Property operations expenses ($5,356 in 2000, $6,822 in
     1999 and $1,752 in 1998 to affiliates)...........................            94,081           106,554          49,193
                                                                           -------------       -----------    ------------
                Operating income......................................            44,079            51,077          14,298

Land operations
  Sales...............................................................           119,384            69,618          51,602
  Cost of sales.......................................................            90,383            46,066          34,348
                                                                           -------------       -----------    ------------
                Gain on land sales....................................            29,001            23,552          17,254

Pizza parlor operations
  Sales...............................................................            32,551            30,781          28,883
  Cost of sales.......................................................            26,767            26,278          24,839
                                                                           -------------       -----------    ------------
                Gross margin..........................................             5,784             4,503           4,044

Income from operations................................................            78,864            79,132          35,596

Other income
  Interest income ($1,843 in 2000, $187 in 1999 and $39 in
     1998 from affiliates)............................................             2,965             6,414             188
  Equity in income of investees.......................................             5,246            11,847          37,966
  Gain on sale of real estate.........................................            67,727           105,708              --
  Other...............................................................              (926)             (846)         (5,476)
                                                                           -------------       -----------    ------------
                                                                                  75,012           123,123          32,678
Other expenses
  Interest ($358 in 2000, $2,393 in 1999 and $1,082 in
     1998 to affiliates)..............................................            76,702            91,736          51,624
  Depreciation and amortization.......................................            16,879            17,376           6,990
  General and administrative ($5,335 in 2000, $5,824 in
     1999 and $1,832 in 1998 to affiliate)............................            17,973            17,111           8,521
  Advisory fee to affiliate...........................................             5,049             5,538           3,845
  Incentive fee to affiliate..........................................             1,646                --              --
  Litigation settlement...............................................                --               425          13,026
  Provision for loss..................................................             2,248             3,109           3,916
  Minority interest...................................................            30,700            56,662           3,157
                                                                           -------------       -----------    ------------
                                                                                 151,197           191,957          91,079
                                                                           -------------       -----------    ------------

Net income (loss).....................................................             2,679             10,298        (22,805)
Preferred dividend requirement........................................            (2,327)            (2,281)        (1,177)
                                                                           -------------       ------------   ------------

Net income (loss) applicable to Common shares.........................      $        352       $      8,017    $   (23,982)
                                                                           =============       ============   ============

Earnings per share
Net income (loss).....................................................      $        .03       $        .75    $     (2.24)
                                                                           =============       ============   ============

Weighted average Common shares used in computing earnings
   per share..........................................................        10,399,890         10,759,416      10,695,388
                                                                           =============       ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Series A    Series E    Other
                                            Preferred  Preferred  Preferred  Common  Treasury   Paid-in   Accumulated  Stockholders'
                                             Stock       Stock      Stock    Stock     Stock    Capital    (Deficit)      Equity
                                             ------      ------     ------   ------    ------   --------  ----------     ------
                                                             (dollars in thousands, except per share)

Balance, January 1, 1998...................  $ 4,000    $   --     $  41     $ 135     $ (28)  $  84,943   $ (25,638)  $ 63,453

Repurchase of Common Stock.................       --        --        --        (2)       --        (267)         --       (269)
Other Preferred Stock issued...............       --        --         2        --        --          98          --        100
Series A Preferred Stock issued............    2,100        --        --        --        --         529          --      2,629
Common Stock cash dividend ($.20 per
 share)....................................       --        --        --        --        --          --      (2,261)    (2,261)
Series A Preferred Stock cash dividend
 ($.625 per share).........................       --        --        --        --        --          --        (966)      (966)
Other Preferred Stock cash dividends.......       --        --        --        --        --          --        (210)      (210)
Sale of Common Stock under dividend
 reinvestment plan.........................       --        --        --        --        --         224          --        224
Conversion of Preferred Stock to
 Common Stock..............................       --        --        (8)       --        --          53          --         45

Redemption of Preferred Stock..............       --        --       (33)       --        --      (1,635)         --     (1,668)
Net (loss).................................       --        --        --        --        --          --     (22,805)   (22,805)
                                             -------    ------     -----     -----     -----   ---------   ---------   --------

Balance, December 31, 1998.................    6,100        --         2       133       (28)     83,945     (51,880)    38,272



Sale of Series A Preferred Stock...........      100        --        --        --        --         400          --        500
Common Stock cash dividend ($.05 per
 share)....................................       --        --        --        --        --          --        (532)      (532)
Series A Preferred Stock cash dividend
 ($1.00 per share).........................       --        --        --        --        --          --      (2,271)    (2,271)
Other Preferred Stock cash dividend........       --        --        --        --        --          --         (10)       (10)
Series A Preferred Stock retired...........   (1,600)       --        --        --        --       1,600          --         --
Redemption of Other Preferred Stock........       --        --        (2)       --        --         (98)        100         --
Sale of Common Stock under dividend
 reinvestment plan.........................       --        --        --         2        --           7          --          9
Net income.................................       --        --        --        --        --          --      10,298     10,298
                                             -------    ------     -----     -----     -----   ---------   ---------   --------

Balance, December 31, 1999.................    4,600        --        --       135       (28)     85,854      44,295)    46,266


Sale of Series E Preferred Stock...........       --       100        --        --        --         400          --        500
Series A Preferred Stock cash dividend
 ($1.00 per share).........................       --        --        --        --        --          --      (2,298)    (2,298)
Series A Preferred Stock  issued...........      243        --        --        --        --         970          --      1,213
Series E Preferred Stock cash dividend
 ($0.60 per share).........................       --        --        --        --        --          --         (29)       (29)
Retirement of Treasury Stock...............       --        --        --       (26)       46         (20)         --         --
Repurchase of Common Stock.................       --        --        --        --        --        (746)         --       (746)
Common Stock issued in exchange for
 partnership units.........................       --        --        --         9       (35)     25,843          --     25,817
Net income.................................       --        --        --        --        --          --       2,679      2,679
                                             -------    ------     -----     -----     -----   ---------   ---------   --------

Balance, December 31, 2000.................  $ 4,843    $  100     $  --     $ 118     $ (17)  $ 112,301   $ (43,943)  $ 73,402
                                             =======    ======     =====     =====     =====   =========   =========   ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For Years Ended December 31,
                                                                                 -----------------------------------------
                                                                                   2000             1999           1998
                                                                                 -------            -----          -------
                                                                                             (dollars in thousands)
Cash Flows From Operating Activities
         Rents collected.....................................................      $  138,212     $ 156,473      $  64,029
         Pizza parlor sales collected........................................          32,526        31,361         28,173
         Interest collected ($1,490 in 2000 and $261 in 1999 from
           affiliates).......................................................           4,393         4,221            188
         Distributions from equity investees' operating activities...........           1,823         3,533         10,274
         Interest paid.......................................................         (66,955)      (72,957)       (34,139)
         Payments for property operations ($1,792 in 2000, $6,822
           in 1999 and $1,752 in 1998 to affiliates).........................        (105,523)     (101,275)       (42,551)
         Payments for pizza parlor operations................................         (26,646)      (27,044)       (25,765)
         Advisory fee paid to affiliate......................................          (5,050)       (5,538)        (3,845)
         Distributions to minority interest holders..........................          (4,941)       (6,792)        (3,157)
         Purchase of marketable equity securities............................          (5,316)       (3,709)        (7,670)
         Proceeds from sale of marketable equity securities..................           5,252         5,388          5,502
         General and administrative expenses paid ($5,335 in 2000,
           $5,824 in 1999 and $1,832 in 1998 to affiliate)...................         (18,139)      (16,634)        (8,489)
         Other...............................................................          (4,278)       13,376         (5,538)
                                                                                   ----------     ---------      ---------

               Net cash (used in) operating activities.......................         (54,642)      (19,597)       (22,988)


Cash Flows From Investing Activities
         Collections on notes receivable ($17,324 in 2000 and $918
           in 1999 from affiliates)..........................................          36,039        39,978          3,121
         Proceeds from sale of notes receivable..............................           3,893            --            599
         Notes receivable funded.............................................         (14,674)      (63,728)          (594)
         Proceeds from sale of real estate...................................         148,141       253,506         51,602
         Distributions from equity investees investing activities............              --            --         14,429
         Acquisitions of real estate.........................................         (24,547)      (77,918)      (106,884)
         Real estate improvements............................................         (15,882)      (12,252)        (4,070)
         Acquisition of EQK Realty Investors, I..............................          (1,125)           --             --
         Pizza parlor equipment purchased....................................          (1,087)         (895)          (166)
         Earnest money deposits..............................................          (7,703)        6,725           (577)
         Investment in real estate entities..................................           4,602        (3,570)        (6,116)
                                                                                   ----------     ---------      ---------

               Net cash provided by (used in) investing activities...........         127,657       141,846        (48,656)



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                                                                         For Years Ended December 31,
                                                                                  ------------------------------------------
                                                                                     2000             1999           1998
                                                                                  -----------       --------       ---------
                                                                                              (dollars in thousands)
Cash Flows From Financing Activities
         Proceeds from notes payable............................................   $  177,144     $ 133,039      $ 237,895
         Margin borrowings payments, net........................................      (21,624)       (7,362)       (21,908)
         Payments on notes payable..............................................     (197,849)     (256,307)      (120,394)
         Deferred borrowing costs...............................................      (10,528)       (8,256)       (10,156)
         Net advances (payments) to/from affiliates.............................      (15,887)        9,997         (2,913)
         Redemption of Preferred Stock..........................................           --          (100)        (1,668)
         Sale of Preferred Stock................................................          500           500             --
         Sale of Common Stock under dividend reinvestment plan..................           --             9            224
         Dividends..............................................................       (2,327)       (2,813)        (3,260)
         Repurchase of Common Stock.............................................         (746)           --             --
                                                                                   ----------     ---------      ---------

           Net cash provided by (used in) financing activities..................      (71,317)     (131,293)        77,820
                                                                                   ----------     ---------      ---------

Net increase (decrease) in cash and cash equivalents............................        1,698        (9,044)         6,176
Cash and cash equivalents, beginning of year....................................        2,479        11,523          5,347
                                                                                   ----------     ---------      ---------

Cash and cash equivalents, end of year..........................................   $    4,177     $   2,479      $  11,523
                                                                                   ==========     =========      =========

Reconciliation of net income (loss) to net cash (used in)
 operating activities
         Net income (loss)......................................................   $    2,679     $  10,298      $ (22,805)
         Adjustments to reconcile net income (loss) to net cash
                  (used in) operating activities
                  Gain on sale of real estate...................................      (96,728)     (129,260)       (17,254)
                  Depreciation and amortization.................................       16,879        17,376          6,990
                  Amortization of deferred borrowing costs......................       10,382        11,054          8,916
                  Provision for loss............................................        2,248         3,110          3,916
                  Litigation settlement.........................................           --           425         13,076
                  Equity in (income) of investees...............................       (5,246)      (11,847)       (37,966)
                  Distributions from equity investees' operating activities.....        1,823         3,533         10,274
                  (Increase) decrease in marketable equity securities...........          862         2,524         (3,306)
                  (Increase) decrease in accrued interest receivable............        1,428          (746)        (2,269)
                  (Increase) decrease in other assets...........................       (4,251)        6,223         20,201
                  Increase (decrease) in accrued interest payable...............       (2,441)        5,450          2,537
                  Increase (decrease) in accounts payable and other
                    liabilities.................................................       (8,036)       12,393        (10,247)
                  Increase in minority interest.................................       25,759        49,870          4,531
                  Other.........................................................           --            --            418
                                                                                   ----------     ---------      ---------

                        Net cash (used in) operating activities.................   $  (54,642)    $ (19,597)     $ (22,988)
                                                                                   ==========     =========      =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                                       For Years Ended December 31,
                                                                                 ----------------------------------------
                                                                                   2000             1999           1998
                                                                                 ---------       ----------     ---------
                                                                                          (dollars in thousands)
                                                                                           --------------------
Schedule of noncash investing and financing activities
    Notes payable from acquisition of real estate                                 $    6,262       $ 69,159       $ 45,632
    Notes payable assumed by buyer upon sale of real estate                           40,460          6,776             --
    Conversion of notes receivable to property interest                                   --         30,138             --
    Issuance of Other Preferred Stock                                                     --             --            100
    Series A Preferred Stock issued in conjunction with the
       acquisition of EQK Realty Investors, I                                          1,213             --          2,100
    Dividend obligation on conversion of Series A Preferred Stock                         --             --            134
    Current value of property obtained through foreclosure of
       note receivable                                                                    --          7,638         20,985
    Note receivable canceled on acquisition of property                                   --             --          1,300
    Issuance of partnership units                                                         --             --         24,474
    Carrying value of real estate exchanged for other real estate                      2,971             --             --
    Conversion of Preferred Stock into Common Stock                                       --             --             45
    Retirement of Series A Preferred Stock                                                --         (1,600)            --
    Common Stock issued for minority interest in National Realty, L.P.                25,817             --             --
    Purchase accounting write down                                                   (35,846)            --             --
    Notes receivable from sale of real estate                                          2,790

Consolidation of National Realty, L.P.
    Carrying value of notes receivable                                            $       --       $     --       $ 52,168
    Carrying value of real estate                                                         --             --        228,042
    Carrying value of investment in equity investee eliminated                            --             --         41,182
    Carrying value of other assets                                                        --             --         32,571
    Carrying value of minority interest                                                   --             --         15,600
    Carrying value of the Company Common Stock eliminated                                 --             --            269
    Carrying value of notes and interest payable                                          --             --        295,743
    Carrying value of accounts payable and other liabilities                              --             --            751

Acquisition of IGI properties
    Carrying value of real estate                                                         --             --         51,820
    Issuance of partnership units                                                         --             --          6,568
    Carrying value of other assets                                                        --             --         (1,122)
    Carrying value of notes payable and other liabilities                                 --             --         43,713
    Investment in partnerships                                                            --             --          1,980


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated subsidiaries have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1998 and 1999 have been reclassified to conform to the 2000 presentation.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and company business. American Realty Investors, Inc. ("ARI"), a Nevada corporation, is the successor through merger to American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

The merger of ART and NRLP into ARI was completed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI common stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's Preferred Stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method, as of December 31, 1998, upon the election of a wholly-owned subsidiary of ART as general partner of NRLP, ART began consolidation of NRLP's accounts on December 31, 1998 and consolidation of its operations subsequent to that date. For reporting purposes, the merger is treated as the purchase of NRLP by ART; accordingly, the historical information presented for ARI is that of ART.

Basis of consolidation. The Consolidated Financial Statements include the accounts of ARI, and all controlled subsidiaries and partnerships. The equity method was used to account for ART's investment in NRLP prior to December 31, 1998. See NOTE 2. "NRLP MANAGEMENT CORP." All significant intercompany transactions and balances have been eliminated.

Accounting estimates. In the preparation of these Consolidated Financial Statements, in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                         AMERICAN REALTY INVESTORS, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

Interest recognition on notes receivable. Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management's estimate of fair value of the collateral securing such note.

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

                         AMERICAN REALTY INVESTORS, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in equity investees. ARI may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee's operating income and any additional investment and decreased by a proportionate share of the investee's operating losses and distributions received.

Present value premiums/discounts. Present value premiums and discounts are provided on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and such premiums and discounts are amortized by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

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

Operating segments. Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

Fair value of financial instruments. The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable the estimated fair value of ARI's interest in the collateral property was used. For marketable equity securities fair value was based on the year end closing market price of each security. For notes payable the fair value was estimated using current rates for mortgages with similar terms and maturities.

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

                  AMERICAN REALTY INVESTORS, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee stock option plans. Employee stock options are presented in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost is limited to the excess of the quoted market price. No compensation cost is recorded if the quoted market price is below the exercise price.

NOTE 2.   NRLP MANAGEMENT CORP.

Effective December 18, 1998, NRLP Management Corp. ("NMC"), a wholly-owned subsidiary, was elected general partner of NRLP. NMC, as general partner, has sole discretion in determining methods of obtaining funds for NRLP's operations, and the acquisition and disposition of its assets. Upon the election of NMC as general partner of NRLP, consolidation of NRLP's accounts and operations was begun.

NOTE 3.   NOTES AND INTEREST RECEIVABLE

                                                                     2000                              1999
                                                           -------------------------          ----------------------
                                                           Estimated                          Estimated
                                                              Fair             Book             Fair             Book
                                                              Value           Value             Value            Value
                                                           ------------    -----------        ------------   ----------
Notes receivable
   Performing (including $9,684
     in 2000 and $11,992 in 1999
     from affiliates)                                            $ 11,543        $ 11,965          $ 26,591        $ 36,011
   Nonperforming (including
     $1,540 in 2000 and $1,353
     in 1999 from affiliates)                                       3,017           3,062            15,418           2,909
                                                                 --------        --------         ---------        --------
                                                                 $ 14,560          15,027          $ 42,009          38,920
                                                                 ========                          ========

         Interest receivable                                                        1,381                             2,356
         Unamortized (discounts)                                                       --                               (70)
         Deferred gains                                                                --                               (25)
                                                                                 --------                          --------
                                                                                 $ 16,408                          $ 41,181
                                                                                 ========                          ========

Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 2000, 1999 and 1998 unrecognized interest income on such nonperforming notes receivable totaled $316,000, $1.0 million and $716,000, respectively.

Notes receivable at December 31, 2000, mature from 2001 to 2003 with interest rates ranging from 10.25% to 15.0% per annum and a weighted average rate of 12.0% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at maturity. Scheduled principal maturities of $14.0 million are due in 2001.

In July 2000, ARI sold a 749.1 acre tract of its Keller land parcel for $10.0 million, receiving $8.7 million in cash and providing purchase

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

money financing of the remaining $1.3 million of the sales price. The loan bears interest at 12.0% per annum. A payment of $500,000 principal and interest was collected in September 2000 and all remaining principal and interest is due July 31, 2001. The loan is secured by 100% of the shares of DM Development, Inc. and an assignment of proceeds. The loan had a principal balance of $817,000 at December 31, 2000. In March 2001, $850,000 in principal and interest was collected.

In August 2000, ARI sold 20.5 acres of its Mason Goodrich land parcel for $3.6 million, receiving $2.1 million in cash and providing purchase money financing of the remaining $1.5 million of the sales price. The loan bore interest at 13.5% per annum, and matured in December 2000. All principal and interest were due at maturity. In February 2001, the loan was collected in full, including accrued but unpaid interest.

In June 2000, the 124,322 sq.ft. Marina Playa Office Building in Santa Clara, California, was sold for $25.8 million, ARI received $7.0 million in cash and provided financing of $18.8 million in the form of a wraparound mortgage note. Subsequently, ARI sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation. In August 2000, the participation was collected in full, including accrued but unpaid interest.

In August 1999, a $2.6 million loan was funded to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans were secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March and April 2000, the loans were collected in full, including accrued but unpaid interest.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non- interest bearing and matures in April 2003. In April 2000, ARI funded

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001.

During 1998 and 1999, $2.1 million of a $2.2 million loan commitment was funded to Varner Road Partners, L.L.C. The loan was secured by a 129.77 acre parcel of unimproved land in Riverside County, California and a pledge of the membership interests of the borrower. The loan matured in November 1999. Principal and accrued interest were not paid at maturity and a deed to the property was accepted in lieu of foreclosure. No loss was incurred, as the fair market value of the property, less estimated costs of sale, exceeded the carrying value of the note.

During 1998, a $942,000 loan was funded to Ellis Development Company, Inc. The loan was secured by 4.5 acres of land in Abilene, Texas, bore interest at 14.0% per annum and had an extended maturity date of August 2000. In March 2000, the loan was collected in full including accrued but unpaid interest.

In June 1998, a $365,000 loan was funded to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. In January 2000, the loan was collected in full, including accrued but unpaid interest.

In June and July 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $2.6 million were received. In April 2000, the loan with a then principal balance of $1.6 million was collected in full, including accrued but unpaid interest.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to their being used as escrow deposits toward the purchase of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity date of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity date was further extended to April 2000. The borrower did not repay the loan at maturity. In March 2001, a settlement was reached, whereby ARI collected $410,000 in full satisfaction of the note.

In 1997 and 1998, a $3.8 million loan was funded to Stratford & Graham Developers, L.L.C. In 1999, an additional $305,000 was funded, increasing the loan balance to $4.1 million. The loan was secured by 1,485 acres of unimproved land in Riverside County, California, and matured in June 1999. The loan was not paid at maturity. The deed to the collateral property was accepted in December 1999, in lieu of foreclosure. No loss was incurred, as the fair market value of the collateral property, less estimated costs of sale, exceeded the carrying value of the note.

In October 1998, a $2.1 million loan was funded to Frisco Panther Partners, Ltd., a JNC affiliate. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a paydown of $820,000 was received on this loan. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan with a then principal balance of $663,000 was collected in full including accrued but unpaid interest.

In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received, and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas, a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)

Related Party. In February 1999, a $5.0 million unsecured line of credit was funded to One Realco Corporation ("One Realco"), which owns approximately 12.8% of the outstanding shares of ARI's Common Stock. All principal and interest are due at maturity in February 2002 and the line of credit is guaranteed by Basic Capital Management, Inc, ("BCM"), ARI's advisor. In March 2000, the line was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. In exchange for the modification, the borrower paid all accrued interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd. ("World Trade"), which owns 80% of an entity which owns a hotel in Sofia, Bulgaria. In July 2000, the line was again modified, increasing the loan commitment to $15.0 million. In September 2000, the line of credit with a then principal balance of $14.6 million was paid in full, including accrued but unpaid interest. Subsequently, ARI acquired 100% of the stock of World Trade for $18.0 million in cash. The unsecured line of credit remains available to be drawn upon by One Realco.

In April 1999, ARI funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. The loan bears interest at 14.0% per annum and matured in March 2000. At December 2000, the loan remains unpaid. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan serves as a director of ARI.

Also in April 1999, ARI funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of 261, L.P., and a profits interest in subsequent land sales. The loan bore interest at 14.0% per annum and matured in March 2000. In August 2000, the loan was collected in full, including accrued but unpaid interest. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. Mr. Morgan serves as a director of ARI.

In 1998, a $1.8 million loan commitment was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and had an extended maturity date of December 2000. All principal and interest were due at maturity. In December 1999, the borrower sold the collateral property, and $810,000 of the net proceeds were paid to ARI, of which $386,000 was applied to interest and the remaining $424,000 was applied to principal, reducing the principal balance to $1.7 million. Escrowed monies of $377,000 were to be received in 2000. However, through December 31, 2000, only $50,000 had been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, serves as a director ARI.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3. NOTES AND INTEREST RECEIVABLE (Continued)

Beginning in 1997 through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, interest ceased being accrued on the loan in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. In June 2000, the note was further modified increasing the loan commitment to $1.5 million, extending the maturity date to December 2000, and payments to net revenues of the shopping center. The loan was not repaid at maturity. Richard D. Morgan, a Bordeaux member, serves as a director ARI.

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                           2000           1999          1998
                                                           -----          -----         ----
          Balance January 1,........................      $2,577        $2,398         $3,926
          NRLP allowance............................          --         1,910             --
          Amounts charged off.......................          --            --         (1,528)
          Write down of property....................          --        (1,731)            --
                                                          ------        ------         ------
          Balance December 31,......................      $2,577        $2,577         $2,398
                                                          ======        ======         ======

NOTE 5.  REAL ESTATE

In 2000, ARI purchased the following properties:

                                                                  Purchase   Net Cash      Debt       Interest     Maturity
      Property                Location             Acres/Rooms      Price      Paid      Incurred       Rate          Date
--------------------     ------------------      --------------  ----------  ---------  -----------  ----------- -------------
Land
Clark                    Farmers Branch, TX         3.25 Acres    $   2,971  $     --    $   -- /(1)/     -- %       --
Kelly                    Collin County, TX           .75 Acres          130         20       100/(2)/    10.0       03/10
Mastenbrook              Collin County, TX        157.86 Acres        3,200        704     2,400/(2)/     9.0       09/00/(4)/
Sladek                   Travis County, TX          63.3 Acres          712        316       427/(2)/    10.0       05/04

Hotel
Grand Hotel Sofia/(3)/   Sofia, Bulgaria             145 Rooms       17,975     17,975         --         --         --
_______________

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5. REAL ESTATE (Continued)

(1)  Exchanged for 19.74 acres of Frisco Bridges land.
(2)  Seller financing.
(3) ARI purchased 100% of the outstanding stock of World Trade Corporation, owner of an 80% interest in the hotel, from One Realco Corporation, an affiliate, for $18.0 million in cash. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(4)  Property sold in September 2000.

In 2000, ARI sold the following properties:

                                                          Units/           Sales      Net Cash       Debt        Gain (Loss)
      Property                    Location             Sq.Ft./Acres        Price      Received    Discharged       on Sale
----------------------       ------------------       -------------      ----------   ---------   -----------    -----------
Apartments
Candlelight Square           Lenexa, KS                   119 Units         $ 4,800      $ 1,289    $ 2,832           $3,266
Fair Oaks                    Euless, TX                   208 Units           6,850          609      5,711            3,364
Four Seasons                 Denver, CO                   384 Units          16,600        6,543      9,220 (1)        8,191
Hidden Valley                Grand Rapids, MI             176 Units          10,900        2,271      8,000 (1)        8,495
Pines                        Little Rock, AR              257 Units           4,650        1,281      3,063            2,441
Sherwood Glen                Urbandale, IA                180 Units           6,250        1,244      4,626 (1)        4,161
Summerwind                   Reseda, CA                   172 Units           9,000        3,082      5,568 (1)        6,684
Windtree                     Reseda, CA                   159 Units           8,350        2,911      5,063 (1)        6,170
Whispering Pines             Canoga Park, CA              102 Units           5,300        1,597      3,437 (1)        3,091

Shopping Centers
Harbor Plaza                 Aurora, CO                45,863 Sq.Ft.          4,132        1,868      1,732            2,240
Katella Plaza                Orange, CA                62,290 Sq.Ft.          1,814          283      1,188              194
Preston Square               Dallas, TX                35,508 Sq.Ft.          5,820        2,761      2,576            2,036

Office Building
Marina Playa                 Santa Clara, CA          124,205 Sq.Ft.         25,750        6,082      7,766           17,394

Land
Duchesne                     Duchesne, UT                 420 Acres              43           42       --                 16
Frisco Bridges               Collin County, TX          15.00 Acres           2,675          706      2,000              297
Frisco Bridges               Collin County, TX          19.74 Acres           2,971          --        --   (2)          --
Frisco Bridges               Collin County, TX           24.3 Acres           4,194         <435>     4,000              260
Frisco Bridges               Collin County, TX          127.4 Acres          27,500        7,411     18,570            6,954
Katy                         Harris County, TX           0.02 Acres               2            2       --                  1
Keller                       Tarrant County, TX         749.1 Acres          10,000        3,892      4,500            3,373
Mason/Goodrich               Houston, TX                  1.1 Acres             129          --         116               70
Mason/Goodrich               Houston, TX                 12.8 Acres           2,536          --       1,803            1,783
Mason/Goodrich               Houston, TX                  6.8 Acres           1,198          114        991              807
Mason/Goodrich               Houston, TX                 20.5 Acres           3,560          497      1,308              957
Mastenbrook                  Collin County, TX          157.9 Acres           4,445        1,890      2,275              747
McKinney Corners II          Collin County, TX           14.6 Acres             500         <599>     1,050              <40>
McKinney Corners
  I,II,III,IV,V              Collin County, TX           82.0 Acres           9,150          613      8,123            1,638
Monterrey                    Riverside, CA              20.67 Acres           4,300          189      4,000            2,545
Nashville                    Nashville, TN                2.6 Acres             405          --         345              225
Nashville                    Nashville, TN               1.31 Acres             250           43        251              152

                        AMERICAN REALTY INVESTORS, INC.

NOTE 5. REAL ESTATE (Continued)
-------------------------------

                                                            Units/         Sales      Net Cash        Debt       Gain (Loss)
      Property                     Location              Sq.Ft./Acres      Price      Received     Discharged      on Sale
----------------------       ------------------        ---------------   ---------    ---------    -----------     -------
Land - Continued
Nashville                    Nashville, TN                  1.78 Acres        $ 306        $  21      $ 250            $ 182
Nashville                    Nashville, TN                   3.0 Acres          523           19        450              310
Pantex                       Collin County, TX             182.5 Acres        8,160        2,373      4,546 (1)          959
Parkfield                    Denver, CO                      2.6 Acres          615           <1>       584              512
Parkfield                    Denver, CO                    326.8 Acres       13,164        7,969      3,279            3,758
Pioneer Crossing             Austin, TX                   377.15 Acres        5,700        4,983       --               <768>
Plano Parkway                Plano, TX                      4.79 Acres          543           87        400             <174>
Rasor                        Plano, TX                     43.01 Acres        1,850         --        1,604               58
Rasor                        Plano, TX                       5.4 Acres          915         --          915              705
Rasor                        Plano, TX                      41.1 Acres        3,779        3,587       --              1,902
Rowlett Creek                Collin County, TX              80.4 Acres        2,262          919      1,173              462
Salmon River                 Salmon River, ID                3.0 Acres           45           44       --                 38
Valley Ranch                 Irving, TX                     22.4 Acres        1,455         --        1,375             <585>
Vann Cattle                  Collin County, TX             126.6 Acres        3,564        1,872      1,471            1,257
Vista Business               Travis County, TX               5.4 Acres          620           14        577              173
Vista Business               Travis County, TX             36.43 Acres        3,015        1,378      1,368              <51>
Wakefield                    Collin County, TX              70.3 Acres        1,981        1,239        612              478

_____________

(1) Debt assumed by purchaser.
(2) Exchanged for 3.25 acres of Clark land.

In 1999, ARI purchased the following properties:

                                                   Units/        Purchase   Net Cash       Debt       Interest    Maturity
       Property               Location          Sq.Ft./Acres       Price       Paid      Incurred       Rate        Date
------------------  --------------------      ----------------  ----------  ---------  ------------  ---------- -----------
Land
Frisco Bridges      Collin County, TX              336.8 Acres      $46,800   $ 7,800       $39,000      10.25%     01/00
Lake Houston        Harris County, TX              33.58 Acres        2,500     2,500          --          --        --
Leone               Irving, TX                       8.2 Acres        1,500       300         1,200       8.00      05/03
Monterey            Riverside County, CA            85.0 Acres        5,600     1,100         4,500       9.00      06/02
Rowlett Creek       Collin County, TX               80.4 Acres        1,600       400         1,200       8.75      05/04
Vineyards II        Tarrant County, TX              18.6 Acres        6,300     2,300         4,000      14.50      06/02
Wakefield           Allen, TX                       70.0 Acres        1,300       688           612       8.50      07/04
Woolley             Farmers Branch, TX               .42 Acres          205       205            --         --         --

Office Buildings
Encino Executive
 Plaza              Los Angeles, CA              177,211 Sq.Ft.      40,100     2,800        34,600       7.74      05/08
Cooley              Farmers Branch, TX            27,000 Sq.Ft.       3,500     1,500         2,000       9.00      05/19

In 1999, ARI sold the following properties:

                                                         Units           Sales       Net Cash        Debt       Gain (Loss)
     Property                Location                 Rooms/Acres         Price      Received     Discharged      on Sale
-------------------     ---------------------      ---------------    -----------    ---------    ----------    ----------
Apartments
Barcelona                Tampa, FL                        368 Units       $9,800      $ 2,242        $ 6,953       $ 2,211
Bavarian Woods           Middletown, OH                   259 Units        9,000        1,467          6,162         3,511

                        AMERICAN REALTY INVESTORS, INC.

NOTE 5. REAL ESTATE (Continued)

                                                          Units           Sales       Net Cash       Debt       Gain (Loss)
          Property                  Location          Rooms/Acres         Price      Received     Discharged      on Sale
-----------------------  --------------------------   ------------       ---------   ---------    ----------    -----------
Apartments - Continued
Country Place            Round Rock, TX                   152 Units      $ 5,950        $ 1,335       $ 4,348        $3,334
Edgewater Gardens        Biloxi, MS                       140 Units        5,700          2,529         2,864         2,155
Fox Club                 Indianapolis, IN                 336 Units       10,000          1,843         6,527         3,450
Horizon East             Dallas, TX                       166 Units        3,970          1,173         2,588         1,771
Lake Nora                Indianapolis, IN                 588 Units       19,100            886        17,000        11,614
Lantern Ridge            Richmond, VA                     120 Units        3,425            880         2,428         2,323
Manchester Commons       Manchester, MO                   280 Units       13,350          1,985         8,991         8,853
Mesa Ridge               Mesa, AZ                         480 Units       19,500          8,593         9,400        10,242
Oak Hollow               Austin, TX                       409 Units       35,500(1)       7,827        22,200        24,154
Old Towns                Middletown, Ohio                 199 Units        4,550          4,251          --           2,207
Santa Fe                 Kansas City, MO                  225 Units        4,555          4,260          --             706
Tanglewood               Arlington Heights, IL            838 Units       41,000          8,433        28,148        22,433
Windridge                Austin, TX                       408 Units         --  (1)        --            --             --

Hotel
Continental              Las Vegas, NV                    400 Rooms       28,000         10,400        16,950         9,164

Land
Dowdy                    McKinney, TX                   165.0 Acres        2,448           (143)          238           401
Frisco Bridges           Collin County, TX               77.6 Acres       16,912          2,699        12,100         4,205
Frisco Bridges           Collin County, TX               13.6 Acres        2,600            (61)        2,137           403
Frisco Bridges           Collin County, TX               12.4 Acres        2,033           (875)        1,950            15
JHL Connell              Carrollton, TX                   .13 Acres           53             (2)           49            23
Katrina                  Palm Desert, CA                121.2 Acres        6,600          5,253          --             187
Keller                   Tarrant County, TX               2.1 Acres          185             86            90           158
Keller, Scout
 and Scoggins            Tarrant County, TX             185.6 Acres        3,500            653         2,500         1,799
Mason/Goodrich           Houston, TX                      9.9 Acres          956              4           860           432
McKinney Corners         McKinney, TX                    33.7 Acres        7,701           (396)        5,538         2,890
McKinney Corners         McKinney, TX                   103.7 Acres        4,752           (278)          462         1,035
McKinney Corners         McKinney, TX                    6.23 Acres        1,648          1,599          --           1,387
Plano Parkway            Collin County, TX                4.6 Acres        1,207          1,126          --             473
Plano Parkway            Collin County, TX               24.5 Acres        4,912           (147)        4,698         1,100
Plano Parkway            Collin County, TX                6.0 Acres        1,568            (47)        1,510           615
Plano Parkway            Collin County, TX               11.8 Acres        3,754          1,577         1,950         1,877
Plano Parkway            Collin County, TX                6.2 Acres          900            181           650           (40)
Rasor                    Plano, TX                       13.0 Acres        1,600            (48)        1,531           979
Rasor                    Plano, TX                       3.65 Acres          522            (16)          522          --
Sun City                 Sun City, TX                    26.5 Acres          260            232          --             180
Valley Ranch             Irving, TX                       1.4 Acres          163            154          --             128
Vista Ridge              Lewisville, TX                  15.0 Acres        2,617            474         1,814           913
Vista Ridge              Lewisville, TX                   6.7 Acres        1,444            286           975           584
Vista Ridge              Lewisville, TX                   1.3 Acres          715            665          --             538
Yorktown                 Harris County, TX              205.4 Acres        2,689            (80)        2,490           561

____________________________

(1)  Sold in a single transaction.

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES

Investments in equity investees at December 31, 2000, consisted of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

The investments in IORI, TCI and the joint venture partnerships are accounted for using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Investments in equity investees." Prior to December 31, 1998, ARI accounted for its investment in NRLP using the equity method. See NOTE 2. "NRLP MANAGEMENT CORP."

A significant portion of ARI's investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 9. "MARGIN BORROWINGS."

Investments in equity investees consisted of the following:

                                                     Carrying                  Equivalent
                          Percentage                 Value of                   Investee                Market Value
                       of Ownership at             Investment at             Book Value at            of Investment at
  Investee            December 31, 2000          December 31, 2000         December 31, 2000         December 31, 2000
------------          -----------------          -----------------         -----------------         -----------------
IORI..............           27.1%                   $  8,052                  $   10,839                 $   3,510
TCI...............           24.7                      30,473                      49,538                    26,078
                                                     --------                 -----------                 ---------
                                                       38,525                  $   60,377                 $  29,588
                                                                               ==========                 =========

Other.............                                      6,252
                                                     --------
                                                     $ 44,777
                                                     ========

                                                     Carrying                  Equivalent
                          Percentage                 Value of                   Investee                Market Value
                       of Ownership at             Investment at             Book Value at            of Investment at
  Investee            December 31, 1999          December 31, 1999         December 31, 1999         December 31, 1999
------------          -----------------          -----------------         -----------------         -----------------
IORI..............           30.4%                   $  3,434                  $    7,293                 $   2,614
TCI...............           39.2                      36,364                      70,560                    41,988
                                                     --------                  ----------                 ---------
                                                       39,798                  $   77,853                 $  44,602
                                                                               ==========                 =========

Other.............                                      7,888
                                                     --------
                                                     $ 47,686
                                                     ========

Management continues to believe that the market value of each of IORI and TCI undervalues their assets and therefore, ARI may continue to increase its ownership in these entities in 2001, as its liquidity permits. On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES (Continued)

ARI. ARI may exercise the option at any time prior to April 5, 2001. The total cost to purchase the TCI shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

ART Florida Portfolio II, Ltd. In June 2000, Vestavia Lakes Apartments partnership, in Orlando, Florida, in which ART Portfolio II, Ltd. owned an interest, was sold. A loss was incurred on the sale, of which ARI's share was $967,000, which is included in equity income (loss) of investees in the accompanying Consolidated Financial Statements.

Elm Fork Ranch, L.P. In September 1997, a limited partnership, of which ARI was a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. ARI contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, ARI receiving $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return before any sharing of partnership profits occurs. One Realco, one of the limited partners in the partnership, owns approximately 12.8% of the outstanding shares of ARI's Common Stock. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests for $2.0 million plus an amount equal to 20% times the number of days from the date of agreement to the exercise date. In January 2001, ARI exercised its option and reacquired the property. ARI recognized neither gain nor loss on the June 2000 sale and subsequent repurchase. At December 31, 2000, 267.8 acres remained unsold.

EQK Realty Investors I. In October 2000, ARI acquired a 100% interest in EQK Realty Investors, I ("EQK"), a real estate investment trust, for $1.1 million in cash and $1.21 million in Series A Preferred Stock (121,332 shares). At the date of acquisition, EQK's assets consisted of $2.0 million in cash.

Set forth below are summary financial data for NRLP, an equity investee, prior to December 31, 1998. See NOTE 2. "NRLP MANAGEMENT CORP."

                                                                                           1998
                                                                                        ---------
Revenues............................................................................    $ 113,834
Depreciation........................................................................       (9,691)
Interest............................................................................      (26,722)
Operating expenses..................................................................      (82,519)
                                                                                        ---------

(Loss) before gains on sale of real estate..........................................       (5,098)
Gains on sale of real estate........................................................       52,589
                                                                                        ---------
Net income..........................................................................    $  47,491
                                                                                        =========

                        AMERICAN REALTY INVESTORS, INC.

NOTE 6.   INVESTMENTS IN EQUITY INVESTEES (Continued)

ARI's equity share of:

                                                                      1998
                                                                    --------
(Loss) before gains on sale of real estate........................  $ (2,794)
Gains on sale of real estate......................................    34,055
                                                                    --------
Net income........................................................  $ 31,261
                                                                    ========

Set forth below are summary financial data for equity investees other than NRLP:

                                                                        2000                  1999
                                                                     ----------          -----------
Property and notes receivable, net...............................    $  748,935           $  734,857
Other assets.....................................................        74,462               69,829
Notes payable....................................................      (550,280)            (577,167)
Other liabilities................................................       (31,551)             (25,474)
                                                                     ----------           ----------
Equity...........................................................    $  241,566           $  202,045
                                                                     ==========           ==========

                                                                         2000                 1999           1998
                                                                     ----------           ----------     -------------
Revenues.........................................................    $  155,160           $   99,077     $     150,163
Depreciation.....................................................       (22,152)             (14,417)          (20,954)
Provision for losses.............................................            --                   --               506
Interest.........................................................       (53,065)             (33,355)          (49,915)
Operating expenses...............................................      (103,787)             (60,578)          (91,868)
                                                                     ----------           ----------     -------------
(Loss) before gains on sale of real
estate...........................................................       (23,844)              (9,273)          (12,068)
Gains on sale of real estate.....................................        71,428               41,804            18,642
                                                                     ----------           ----------     -------------
Net income.......................................................    $   47,584           $   32,531     $       6,574
                                                                     ==========           ==========     =============

ARI's equity share of:

                                                                        2000                 1999            1998
                                                                     -----------          -----------    -------------
(Loss) before gains on sale of
real estate......................................................    $    (5,260)         $    (5,512)   $         (686)
Gains on sale of real estate                                              18,571               17,359             7,391
                                                                     -----------          -----------    --------------
Net income                                                           $    13,311          $    11,847    $        6,705
                                                                     ===========          ===========    ==============

The difference between the carrying value of ARI's investment and the equivalent investee book value is amortized over the life of the properties held by each investee.

The cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. IORI and TCI ceased making quarterly distributions in the fourth quarter of 2000. In 2000 ARI received distributions totaling $1.8 million from IORI and TCI. In 1999, ARI received distributions totaling $1.9 million from IORI and TCI.

ARI initially acquired its investment in IORI and TCI in 1989. In 2000, ARI purchased an additional $642,000 of equity securities of IORI and TCI.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 7. MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

Since 1994, ARI has purchased equity securities of entities other than those of the IORI and TCI to diversify and increase the liquidity of its margin accounts and its trading portfolio. In 2000, ARI purchased $5.3 million and sold $5.3 million of trading portfolio securities. Trading portfolio securities are considered available for sale and are carried at market value. In 1999, ARI purchased $3.7 million and sold $4.4 million of trading portfolio securities. At December 31, 2000, ARI recognized an unrealized decline in the market value of trading portfolio securities of $305,000. In 2000, ARI realized a net loss of $747,000 from the sale of trading portfolio securities and received $3,000 in dividends. At December 31, 1999, ARI recognized an unrealized decline in the market value of trading portfolio securities of $1.8 million. In 1999, ARI realized a net gain of $45,000 from the sale of trading portfolio securities and received $5,000 in dividends. At December 31, 1998, ARI recognized an unrealized decline in the market value of trading portfolio securities of $6.1 million. In 1998, ARI realized a net loss of $112,000 from the sale of trading portfolio securities and received $79,000 in dividends. Unrealized and realized gains and losses in trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8. NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                                          2000                            1999
                                                            ---------------------------    ---------------------------
                                                               Estimated          Book         Estimated         Book
                                                              Fair Value          Value       Fair Value         Value
                                                            ------------    -----------    -------------  -------------
Notes payable
Mortgage loans.........................................     $  600,395      $  604,858       $ 706,121      $ 680,084
Borrowings from financial institutions.................          9,029           8,451          15,742          9,157
Notes payable to affiliates............................           --              --             9,577          5,049
                                                            ----------      ----------       ---------      ---------
                                                            $  609,424         613,309       $ 731,440        694,290
                                                            ==========                       =========
Interest payable ($7,761 in 1999 to
  affiliates)..........................................                          3,022                         11,906
                                                                            ----------                      ---------
                                                                            $  616,331                      $ 706,196
                                                                            ==========                      =========

Scheduled principal payments on notes payable are due as follows:

               2001.................................    $ 193,429
               2002.................................       90,470
               2003.................................       48,474
               2004.................................        7,357
               2005.................................       59,297
               Thereafter...........................      214,282
                                                        ---------
                                                        $ 613,309
                                                        =========

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8. NOTES AND INTEREST PAYABLE (Continued)

Stated interest rates on notes payable ranged from 6.19% to 18.0% per annum at December 31, 2000, and matured in varying installments between 2001 and 2017. At December 31, 2000, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $760.5 million.

In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                   Acres/          Debt         Debt       Net Cash      Interest     Maturity
    Property               Location             Units/Sq.Ft.     Incurred    Discharged    Received        Rate         Date
------------------    ------------------     ----------------    ---------   ----------    ---------     -------      --------
Apartments
Bent Tree             Addison, TX                    292 Units   $  8,900        $ 6,685    $  593 /(1)/   9.25%/(2)/  11/03
Chateau Bayou         Ocean Springs, MS              122 Units      1,007           --         988         8.36        05/10
Confederate Point     Jacksonville, FL               206 Units      7,440          5,879     1,039         8.12        05/07
Rockborough           Denver, CO                     345 Units      2,222           --       1,942         8.37        11/10
Waters Edge           Gulfport, MS                   238 Units      7,532          3,993     3,447         8.08        05/07
Whispering Pines      Topeka, KS                     320 Units      7,530          6,829       302         8.12        05/07

Office Buildings
Centura Tower         Farmers Branch, TX         410,910 Sq.Ft.    15,000           --      14,612        16.90        07/02

Land
Centura, Clark
 and Woolley          Farmers Branch, TX           10.08 Acres      7,150           --       6,960        14.00        03/03
Frisco Bridges        Collin County, TX           127.41 Acres     18,000         11,900     6,190        13.00        03/01 /(4)/
Frisco Bridges        Collin County, TX            62.84 Acres      7,800          4,985     2,432        14.00        03/02
Katy                  Harris County, TX            130.6 Acres      4,250          4,042        (9)       13.00        05/01
Mason/Goodrich        Houston, TX                 235.00 Acres      2,250           --       1,924        14.00        01/02
Nashville             Nashville, TN               144.82 Acres     10,000          2,034     7,039        15.50        07/00 /(5)/
Pioneer Crossing      Austin, TX                  599.78 Acres     12,500         12,021      (446)       14.50        10/01
Keller                Fort Worth, TX               30.13 Acres      8,000/(3)/      --       7,750        14.00        10/01
Lacy Longhorn         Farmers Branch, TX           17.12 Acres      --   /(3)/      --        --            --          --
McKinney Corners      McKinney, TX                 10.98 Acres      --   /(3)/      --        --            --          --
Thompson              Farmers Branch, TX            3.99 Acres      --   /(3)/      --        --            --          --
Tomlin                Farmers Branch, TX            9.00 Acres      --   /(3)/      --        --            --          --
Tree Farm             Dallas, TX                   10.36 Acres      --   /(3)/      --        --            --          --

____________________________________

(1)     Net of release and prepayment fees.
(2)     Variable interest rate.
(3)     Single note, with all properties as collateral.
(4)     Property sold in July 2000.
(5)     Debt maturity date extended to July 2001.

NOTE 9. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin

                        AMERICAN REALTY INVESTORS, INC.

NOTE 9.  MARGIN BORROWINGS (Continued)

arrangements are secured by the equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 7.0% to 9.0% per annum. Margin borrowings were $13.5 million at December 31, 2000, and $33.3 million at December 31, 1999, 46.1% and 31.5%, respectively, of the market values of the equity securities at those dates.

In June 2000, 1.6 million shares of TCI stock and 54,000 shares of IORI stock held as collateral on margin loans were sold to satisfy margin calls resulting in losses totaling $7.9 million. These losses are included in equity income of investees in the Consolidated Statements of Operations. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after payment of various closing costs. The loan bears interest at 1% over the prime rate (currently 9.0% per annum), requires monthly payments of interest only and matures April 2001. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

In June 2000, TCI funded a $9.0 million loan to ARI. The loan was secured by 409,934 shares of IORI common stock. The loan bore interest at 15% per annum and matured in October 2000. All principal and interest were due at maturity. A paydown of $3.2 million plus accrued interest was made in September 2000 with the remainder of the loan plus accrued interest being paid in October 2000.

NOTE 10. DIVIDENDS

During the second quarter of 1999, ARI's Board of Directors established a policy that dividend declarations on Common Stock would be determined on an annual basis following the end of each year. No dividends on Common Stock were declared for 2000. Future distributions to Common stockholders will be dependent upon ARI's income, financial condition, capital requirements and other factors deemed relevant by the Board.

Dividends on Common Stock totaling $532,000 or $.05 per share were declared in 1999 and $2.3 million or $.20 per share in 1998. ARI reported to the Internal Revenue Service that 100% of the dividends paid on Common Stock in 1999 and 1998 represented a return of capital.

NOTE 11. PREFERRED STOCK

There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of

                        AMERICAN REALTY INVESTORS, INC.

NOTE 11.   PREFERRED STOCK (Continued)

each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after August 15, 2003, into Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2000, 2,721,332 shares of Series A Preferred Stock were outstanding and 1,877,465 shares were reserved for issuance as future consideration in various business transactions.

There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock is reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units for $1.00 per unit. At December 31, 2000, four million of the Class A units remained to be purchased with two million units to be purchased in each of May 2001 and 2002. At December 31, 2000, no Series B Preferred Stock was outstanding.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized; with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.L.C. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. On or after June 30, 2002 and 2003, additional shares of Series C Preferred Stock may be converted into 25,000 shares of ARI Common Stock in each year. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 25,000 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock in ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2000, no Series C Preferred Stock was outstanding. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.L.C. were redeemed for $2.5 million in cash.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized; with a par value of $2.00 per share, and a liquidation

                        AMERICAN REALTY INVESTORS, INC.

NOTE 11.   PREFERRED STOCK (Continued)

preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2000, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized; with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2000, 50,000 shares of Series E Preferred Stock were outstanding.

NOTE 12.   STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, options have been granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant.

                                                  2000                          1999                       1998
                                      -----------------------------  ----------------------------  ----------------------
                                         Number        Exercise        Number        Exercise       Number      Exercise
                                        of Shares         Price      of Shares          Price      of Shares      Price
                                      -----------     -------------  ---------       ------------  ---------    ---------
Outstanding at January 1,                 297,250     $ 16.35-18.53    276,750       $      16.35         --    $      --
Granted                                        --           -           37,500              18.53    293,750        16.35
Canceled                                  (91,500)    $ 16.35          (17,000)             16.35    (17,000)       16.35
                                      -----------                      -------                      --------
Outstanding at December 31,               205,750                      297,250        16.35-18.53    276,750        16.35
                                      ===========                      =======                      ========

At December 31, 2000, 61,500 options were exercisable at an exercise price of $16.35 per Common share and 7,500 shares were exercisable at an exercise price of $18.53 per share.

In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 12.   STOCK OPTIONS (Continued)

Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000 and 2001, each Independent Director was granted an option to purchase 1,000 Common shares at exercise prices of $18.53 and $13.625 per Common share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2000, 5,000 options were exercisable at prices ranging from $17.71 to $18.53 per Common share.

Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," net income (loss) and net income
(loss) per share would have been the pro forma amounts indicated below.

                                                    2000                        1999                       1998
                                          ------------------------    -----------------------    ------------------------
                                          As Reported    Pro Forma    As Reported   Pro Forma    As Reported    Pro Forma
                                          -----------    ---------    -----------   ---------    -----------    ---------
Net income (loss) applicable
 to common shares....................      $       352    $      21    $     8,017   $   7,673    $   (23,982)   $  (24,374)
Net income (loss) applicable
 to common shares, per share.........              .03           --            .75         .71          (2.24)        (2.38)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                2000            1999           1998
                                                                              -------          -------        -------
Dividend yield.....................................................              --              .29%           1.25%
Expected volatility................................................              43%              18%             30%
Risk-free interest rate............................................            5.75%            5.75%           5.35%
Expected lives (in years)..........................................              10                9               7
Forfeitures........................................................              10%              10%             10%

The weighted average fair value per share of options in 2000 was $4.79.

NOTE 13.   ADVISORY AGREEMENT

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 13. ADVISORY AGREEMENT (Continued)

other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM as advisor also serves as a consultant in connection with the preparation of ARI's business plan and investment policy decisions made by the Board.

BCM, an affiliate, has been providing advisory services to ARI or ART since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to BCM's performance of advisory services for ARI. Karl L. Blaha, President and a Director of ARI, serves as President of BCM and Mark W. Branigan, Executive Vice President and Chief Financial Officer and a Director of ARI, serves as Executive Vice President and Chief Financial Officer of BCM.

The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARI's Average Invested Assets.

In addition to base compensation, the Advisory Agreement provides that BCM, or an affiliate of BCM, receive an acquisition fee for locating, leasing or purchasing real estate for ARI's benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees not directly identifiable to ARI's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement.

If and to the extent that BCM or any director, officer, partner or employee of BCM, shall be requested to render services to ARI other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time to time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. Management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

NOTE 14. PROPERTY MANAGEMENT

Affiliates of BCM provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad") provides property

                        AMERICAN REALTY INVESTORS, INC.

NOTE 14. PROPERTY MANAGEMENT (Continued)

management services to ARI's properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management of 14 of ARI's commercial properties (office buildings, shopping centers and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 15. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                 2000      1999      1998
                                                 ----      ----      ----
Fees
  Advisory fee............................    $  5,049  $ $5,538  $  3,845
  Incentive fee...........................       1,646        --        --
  Loan arrangement........................       1,186       941       804
  Brokerage commissions...................       1,152    10,706     7,450
  Property and construction management
    and leasing commissions*..............       1,385     3,688     1,752
                                              --------  --------  --------
                                              $ 10,418  $ 20,873  $ 13,851
                                              ========  ========  ========

Cost reimbursements.......................    $  5,335  $  5,824  $  1,832
                                              ========  ========  ========

Fees paid to GS Realty, a related party:

                                                2000
                                                ----
Fees
  Real estate brokerage...................    $  5,777
  Property and construction management
    and leasing commissions*..............       2,011
                                              --------
                                              $  7,788
                                              ========

______________

* Net of property management fees paid to subcontractors, other than affiliates of BCM.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 16. INCOME TAXES

ARI had a loss for federal income tax purposes, after utilization of operating loss carryforwards in 2000 and 1998, and a taxable loss in 1999, as amended; therefore, it recorded no provision for income taxes. ARI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2000, ARI's financial statement basis in its net assets exceeded their basis for tax purposes by $109.2 million. As a result, aggregate future income for income tax purposes will be greater than such amount for financial statement purposes. Additionally, at December 31, 2000, ARI had tax net operating loss carryforwards of $112.9 million expiring through the year 2018. The net operating loss carryforwards are primarily attributable to EQK ($99.7 million), a wholly-owned subsidiary.

At December 31, 2000, ARI had a deferred tax benefit of $41.5 million due to tax deductions available to it in future years. However, due to other factors, such deferred tax benefit has been offset by the recording of a deferred tax liability and valuation allowance of an equal amount.

NOTE 17. RENTS UNDER OPERATING LEASES

ARI's operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 2000:

       2001............................     $ 14,560
       2002............................       11,719
       2003............................        9,800
       2004............................        7,543
       2005............................        6,071
       Thereafter......................       31,536
                                            --------
                                            $ 81,229
                                            ========

Pizza World Supreme, Inc. ("PWSI") conducts its operations from leased facilities which include office space, a warehouse, and 57 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 2000 or scheduled to open thereafter. The leases expire over the next 13 years. PWSI also leases vehicles under operating leases.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 17. RENTS UNDER OPERATING LEASES (Continued)

The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2000:

       2001............................     $ 2,064
       2002............................       2,019
       2003............................       1,928
       2004............................       1,836
       2005............................       1,624
       Thereafter......................       5,327
                                            -------
                                            $14,798
                                            =======
Total facilities and automobile rent expense relating to these leases was $2.5 million in 2000, $2.9 million in 1999 and $2.7 million in 1998.

NOTE 18. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. Expenses that are not reflected in the segments are $18.0 million in 2000, $17.1 million in 1999 and $8.5 million in 1998 of general and administrative expenses. Excluded from segment assets, are assets of $97.8 million in 2000 and $88.1 million in 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business at December 31, 2000, was conducted in the United States. ARI's hotel in Sofia, Bulgaria had no operations in 2000. See
NOTE 3. "NOTES AND INTEREST RECEIVABLE" and NOTE 5. "REAL ESTATE."

                        AMERICAN REALTY INVESTORS, INC.

NOTE 18.  OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment and each segment's assets for 2000 and 1999.

                            Commercial
                            Properties   Apartments     Hotels       Land        PWSI      Receivables    Other       Total
                            ----------   ----------     --------    --------    --------   -----------    -------    ---------
2000
Operating revenue........   $   31,470   $   69,754     $ 33,134    $   296      $32,551   $        --    $ 3,506    $ 170,711
Interest income..........           --           --           --         --           --         2,965         --        2,965
Operating expenses.......       19,779       40,426       24,127      9,727       26,767            --         22      120,848
                            ----------   ----------     --------    --------    --------   -----------    -------    ---------
Operating income
  (loss).................       11,691       29,328        9,007     (9,431)       5,784          2,965     3,484       52,828
Depreciation.............        6,493        6,344        2,707         --        1,330             --         5       16,879
Interest.................       17,453       19,731        4,837     26,389        1,135             --     7,157       76,702
Capital expenditures.....        5,309        7,518          979      2,076        1,087             --        --       16,969
Assets...................      165,777      147,070       97,682    242,973       21,679         13,831       242      689,254

                            Commercial
                            Properties   Apartments                  Land                                             Total
                            ----------   ----------                 --------                                         ---------
Sales price..............   $   37,516   $   72,700                 $119,384                                         $ 229,600
Cost of sales............       15,652       26,837                   90,383                                           132,872
                            ----------   ----------                 --------                                         ---------
Gains on sale............   $   21,864   $   45,863                 $ 29,001                                         $  96,728
                            ==========   ==========                 ========                                         =========

                            Commercial
                            Properties   Apartments     Hotels       Land        PWSI      Receivables    Other       Total
                            ----------   -----------    --------    --------    --------   -----------    -------    ---------
1999
Operating revenue........   $  30,176    $    93,933      31,583    $ 24,237     $30,781   $        --    $ 1,575    $ 188,412
Interest income..........          --             --          --          --          --         6,414         --        6,414
Operating expenses.......      16,460         56,392      24,237       9,017      26,278            --        448      132,832
                            ----------   -----------    --------    --------    --------   -----------    -------    ---------
Operating income
  (loss).................      13,716         37,541       7,346      (8,653)      4,503          6,414     1,127       61,994
Depreciation.............       4,464          9,119       2,354          --       1,288             --       151       17,376
Interest.................      10,244         28,775       4,926      35,968       1,241             --    10,582       91,736
Capital expenditures.....       2,064          8,694       1,120         374         895             --        --       13,147
Assets...................     192,742        189,438      71,357     317,846      21,177         38,604       247      831,411

                                         Apartments     Hotels       Land                                             Total
                                         -----------    --------    --------                                         ---------
Sales price..........................    $   185,400    $ 28,000    $ 69,618                                         $ 283,018
Cost of sales........................         88,856      18,836      46,066                                           153,758
                                         -----------    --------    --------                                         ---------
Gains on sale........................    $    96,544    $  9,164    $ 23,552                                         $ 129,260
                                         ===========    =========   ========                                         =========

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 18.   OPERATING SEGMENTS (Continued)

                            Commercial
                            Properties   Apartments     Hotels       Land        PWSI      Receivables    Other      Total
                            ----------   ----------     -------     ------     --------    -----------   -------    ---------
1998
Operating revenue........   $   16,539   $   14,230    $ 32,221     $  501      $28,883    $        --    $   --     $ 92,374
Interest income..........           --           --          --         --           --            188        --          188
Operating expenses.......        9,727        8,755      24,361      6,349       24,840             --        --       74,032
                            ----------   ----------     -------     ------     --------    -----------   -------    ---------
Operating income
  (loss).................        6,812        5,475       7,860     (5,848)       4,043            188        --       18,530
Depreciation.............        1,574        1,412       2,320         --        1,273             --       411        6,990
Interest.................        3,803        4,396       7,560     29,058          579             --     6,228       51,624
Capital expenditures.....          110           --       1,383      2,577          166             --        --        4,236
Assets...................       87,581      286,317      78,455    282,300       24,449         52,053       253      811,408

                                                                     Land
                                                                   --------
Sales price.........................................               $ 51,602
Cost of sales.......................................                 34,348
                                                                   --------
Gains on sale.......................................               $ 17,254
                                                                   ========

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2000 and 1999 (unaudited):

                                                                                          Three Months Ended
                                                                  ---------------------------------------------------------------
2000                                                                March 31,        June 30,      September 30,     December 31,
                                                                  -------------    ------------  ----------------    ------------
Operating income..............................................    $      11,114    $     12,714  $         10,932    $      9,319
Gain on land sales............................................            2,449           1,062            23,611           1,879
Pizza parlor gross margin.....................................            1,384           1,540             1,326           1,534
                                                                  -------------    ------------  ----------------    ------------
  Income from operations......................................           14,947          15,316            35,869          12,732

Equity in income (loss) of investees..........................              202              94             2,577           2,373
Gains on sale of real estate..................................           16,154          32,078             3,474          16,021
Interest and other income.....................................            2,341             484               889          (1,675)
                                                                  -------------    ------------  ----------------    ------------
  Total other income..........................................           18,697          32,656             6,940          16,719

  Total other expenses........................................           39,367          48,836            32,929          30,065
                                                                  -------------    ------------  ----------------    ------------

Net income (loss) before income taxes.........................           (5,723)           (864)            9,880            (614)
Provision for income taxes....................................               --              --            (1,652)          1,652
                                                                  -------------    ------------  ----------------    ------------
Net income (loss).............................................           (5,723)           (864)            8,228           1,038

Preferred dividend requirement................................             (508)           (563)             (590)           (666)
                                                                  -------------    ------------  ----------------    ------------
Net income (loss) attributable to Common share................    $      (6,231)   $     (1,427) $          7,638    $        372
                                                                  =============    ============  ================    ============

Earnings per share
Net income (loss).............................................    $        (.58)   $       (.13) $            .76    $        .03
                                                                  =============    ============  ================    ============

                        AMERICAN REALTY INVESTORS, INC.

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                                    Three Months Ended 1999
                                                                -------------------------------------------------------------
                                                                March 31,        June 30,      September 30,     December 31,
                                                                ---------       ---------      -------------     ------------
Operating income..........................................      $  12,364       $  16,100          $  12,883     $      9,730
Gain on land sales........................................          5,023           6,356              6,038            6,135
Pizza parlor gross margin.................................            950           1,205              1,089            1,259
                                                                ---------       ---------      -------------     ------------
  Income from operations..................................         18,337          23,661             20,010           17,124

Equity in income (loss) of investees......................           (725)          4,121              1,874            6,577
Gains on sale of real estate..............................         12,493          14,845             42,552           35,818
Interest and other income.................................            142           2,516              1,631            1,279
                                                                ---------       ---------      -------------     ------------
  Total other income......................................         11,910          21,482             46,057           43,674

  Total other expenses....................................         39,374          44,194             56,011           52,378
                                                                ---------       ---------      -------------     ------------

Net income (loss).........................................         (9,127)            949             10,056            8,420

Preferred dividend requirement............................           (566)           (568)              (570)            (577)
                                                                ---------       ---------      -------------     ------------
Net income (loss) attributable to Common share............      $  (9,693)      $     381      $       9,486     $      7,843
                                                                =========       =========      =============     ============

Earnings per share
Net income (loss).........................................      $    (.90)       $    .04      $         .88     $        .73
                                                                =========       =========      =============     ============

NOTE 20.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Although management anticipated that ARI would generate excess cash from operations in 2000, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI's debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2001, management expects that ARI will generate excess cash from operations, due to increased rental rates and occupancy at its properties; however, such excess will not be sufficient to discharge all of ARI's debt obligations as they mature. ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, and an additional one million units were purchased in January 2000. ARI has committed to purchase an additional two million units in each of May 2001 and May 2002. See NOTE 11. "PREFERRED STOCK."

On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. ARI may

                        AMERICAN REALTY INVESTORS, INC.

NOTE 20.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY (Continued)

exercise the option at any time prior to April 5, 2001. The total cost to purchase the TCI shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

A litigation reserve has been established for the estimated exposure in a breach of contract dispute.

NOTE 21.  SUBSEQUENT EVENTS

In 2001, ARI sold the following properties:

                                                      Units/           Sales        Net Cash        Debt           Gain on
      Property                  Location           Sq.Ft./Acres        Price        Received     Discharged          Sale
--------------------     ---------------------    --------------    ----------     -----------   ----------          ----
Apartments
Carriage Park            Tampa, FL                      46 Units    $     2,005    $       757   $    1,069        $   659
Rockborough              Denver, CO                    345 Units         17,170          3,654       12,215/(1)/    13,982

Shopping Center
Regency Pointe           Jacksonville, FL           67,063 Sq.Ft.         7,350          5,126        1,500          2,012

Land
Katrina                  Palm Desert, CA              20.0 Acres          2,831            (85)         621            830
Las Colinas              Las Colinas, TX               1.7 Acres            860            333          400            539
Plano Parkway            Plano, TX                    11.3 Acres          1,445            312          950             --
Scoggins                 Tarrant County, TX          232.8 Acres          8,000/(2)/     2,477        5,000          3,147
Scout                    Tarrant County, TX          408.0 Acres             --/(2)/        --           --             --

-----------------------

(1)  Debt assumed by purchaser.
(2)  Sold in a single transaction.

In 2001, ARI obtained mortgage financing on the following:

                                                                       Debt           Debt       Net Cash      Interest    Maturity
      Property                 Location                Acres         Incurred      Discharged     Received       Rate        Date
--------------------     ---------------------    --------------    ----------     -----------   ----------      ----        ----
Land
Mason/Goodrich           Houston, TX                 235.0 Acres       $ 6,750     $        --   $    6,302       14.00%      01/02
Pioneer Crossing         Austin, TX                  350.1 Acres         7,000              --        6,855       16.90       03/05
Pioneer Crossing         Austin, TX                   14.5 Acres         2,500              --        2,350       14.50       01/02

In January 2001, 2.5 million Class A limited partner units of ART Palm, L.L.C. were redeemed for $2.5 million in cash.

                                                                    SCHEDULE III

                       AMERICAN REALTY INVESTORS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                                                  Cost
                                                                              Capitalized
                                                                              Subsequent to             Gross Amounts of Which
                                                        Initial Cost           Acquisition              Carried at End of Year
                                                      -------------------   --------------------       ----------------------------
                                                              Building &                                      Building &      (1)
        Property/Location               Encumbrances  Land   Improvements  Improvements    Other       Land   Improvements    Total
        -----------------               ------------  -----  ------------  -------------   -----       -----  ------------    -----
                                                                           (dollars in thousands)
Properties Held for Investment
Apartments
Arlington Place, Pasadena, TX..........   $  4,301    $  330     $ 3,275     $   752     $   214/(4)/   $  330     $ 4,241   $ 4,571
Ashford, Tampa, FL.....................      1,191       306       2,754          --          --           306       2,754     3,060
Bay Anchor, Panama City, FL............         --        13         117          --          --            13         117       130
Bent Tree, Addison, TX.................      8,900     1,047       7,036         783         552/(4)/    1,047       8,371     9,418
Blackhawk, Ft. Wayne, IN...............      4,080       253       4,081         292         174/(4)/      253       4,547     4,800
Bridgestone, Friendswood, TX...........      2,099       169       1,780         192         100/(4)/      169       2,072     2,241
Carriage Park, Tampa, FL...............      1,071       127       1,155          --          --           127       1,155     1,282
Chalet I, Topeka, KS...................      4,145       260       2,994          64         129/(4)/      260       3,187     3,447
Chalet II, Topeka, KS..................      1,564       440       1,322          --          61/(4)/      440       1,383     1,823
Chateau, Bellevue, NE..................      3,385       130       1,723         141         152/(4)/      130       2,016     2,146
Chateau Bayou, Ocean Springs, MS.......      3,970       591       2,364          --          --           591       2,364     2,955
Club Mar, Sarasota, FL.................      6,249     1,248       4,993         273         430/(4)/    1,248       5,696     6,944
Confederate Point, Jacksonville, FL....      7,412       246       3,736         717         257/(4)/      246       4,710     4,956
Conradi House, Tallahassee, FL.........      1,072       128       1,151          --          --           128       1,151     1,279
Covered Bridge, Gainesville, FL........      4,348       219       3,425         129         194/(4)/      219       3,748     3,967
Crossing Church, Tampa, FL.............        956       123       1,111          --          --           123       1,111     1,234
Daluce, Tallahassee, FL................      2,553       221       2,619           4          --           221       2,623     2,844
Falcon House, Ft. Walton, FL...........      2,030       219       1,967          --          --           219       1,967     2,186
Foxwood, Memphis, TN...................      5,948       218       3,188         951         486/(4)/      218       4,625     4,843
Georgetown, Panama City, FL............        824       114       1,025          --          --           114       1,025     1,139
Governor Square, Tallahassee, FL.......      3,234       519       4,724          28          --           519       4,752     5,271
Grand Lagoon, Panama City, FL..........      1,224       165       1,498           2          --           165       1,500     1,665
Greenbriar, Tallahassee, FL............      1,000       122       1,094          --          --           122       1,094     1,216
Kimberly Woods, Tucson, AZ.............      6,209       571       3,802       1,278         197/(4)/      571       5,277     5,848
La Mirada, Jacksonville, FL............      7,499       392       5,454       1,675         343/(4)/      392       7,472     7,864
Lake Chateau, Thomasville, GA..........      1,110       153       1,380          --          --           153       1,380     1,533
Lakeshore Villas, Harris County, TX....     12,663     2,554          --      14,463      (3,249)/(4)/   2,554      11,214    13,768
Landings/Marina, Pensacola, FL.........      1,196       139       1,256          --          --           139       1,256     1,395
Lee Hills, Tallahassee, FL.............        135        26         236          --          --            26         236       262
Mallard Lake, Greensboro, NC...........      7,557       534       7,099         858         416/(4)/      534       8,373     8,907
Med Villas, San Antonio, TX............      2,863       712       2,848          --          --           712       2,848     3,560
Morning Star, Tallahassee, FL..........      1,221       149       1,346           2          --           149       1,348     1,497
Nora Pines, Indianapolis, IN...........      5,672       221       3,872         440         343/(4)/      221       4,655     4,876
Northside Villas, Tallahassee, FL......      2,880       414       3,758           1          --           414       3,759     4,173
Oak Hill, Tallahassee, FL..............      1,902       233       2,101           6          --           233       2,107     2,340
Oak Tree, Grandview, MO................      4,144       304       3,543         245         151/(4)/      304       3,939     4,243
Park Avenue, Tallahassee, FL...........      2,806       369       3,347           5         (16)/(4)/     369       3,336     3,705

                                                                                                 Life on
                                                                                                  Which
                                                                                               Depreciation
                                                        Accumu-                                  In Latest
                                                         lated       Date of                     Statement
                                                        Depreci-    Construc-      Date         of Operation
        Property/Location                                ation        tion       Acquired       is Computed
        -----------------                                ------       ----       --------       -----------
Properties Held for Investment
Apartments
Arlington Place, Pasadena, TX........................     $ 3,114      1973         11/76        10-40 years
Ashford, Tampa, FL...................................         189      1967          1998        10-40 years
Bay Anchor, Panama City, FL..........................           9      1979          1998         7-40 years
Bent Tree, Addison, TX...............................       5,015      1980         06/80        10-40 years
Blackhawk, Ft. Wayne, IN.............................       3,191      1972         12/78        10-40 years
Bridgestone, Friendswood, TX.........................       1,243      1979         06/82         5-40 years
Carriage Park, Tampa, FL.............................          87      1966          1998        10-40 years
Chalet I, Topeka, KS.................................       1,925      1964         04/82         7-40 years
Chalet II, Topeka, KS................................         219      1986         03/95        10-40 years
Chateau, Bellevue, NE................................       1,213      1968         02/81         5-40 years
Chateau Bayou, Ocean Springs, MS.....................         167      1973          1998        10-40 years
Club Mar, Sarasota, FL...............................       1,116      1977         07/93         7-40 years
Confederate Point, Jacksonville, FL..................       3,234      1969         05/79         7-40 years
Conradi House, Tallahassee, FL.......................          86      1968          1998         7-40 years
Covered Bridge, Gainesville, FL......................       3,032      1972         10/79         7-40 years
Crossing Church, Tampa, FL...........................          83      1967          1998        10-40 years
Daluce, Tallahassee, FL..............................         197      1974          1998         7-40 years
Falcon House, Ft. Walton, FL.........................         148      1969          1998        10-40 years
Foxwood, Memphis, TN.................................       2,776      1974         08/79         7-40 years
Georgetown, Panama City, FL..........................          77      1974          1998         7-40 years
Governor Square, Tallahassee, FL.....................         356      1974          1998        10-40 years
Grand Lagoon, Panama City, FL........................         112      1979          1998         7-40 years
Greenbriar, Tallahassee, FL..........................          82      1985          1998         7-40 years
Kimberly Woods, Tucson, AZ...........................       3,792      1973         12/77         5-40 years
La Mirada, Jacksonville, FL..........................       5,046      1971         01/79        10-40 years
Lake Chateau, Thomasville, GA........................         103      1972          1998         7-40 years
Lakeshore Villas, Harris County, TX..................         115      2000          1999        10-40 years
Landings/Marina, Pensacola, FL.......................          94      1979          1998         7-40 years
Lee Hills, Tallahassee, FL...........................          18      1974          1998        10-40 years
Mallard Lake, Greensboro, NC.........................       5,546      1974         05/79        10-40 years
Med Villas, San Antonio, TX..........................         202      1967          1998        10-40 years
Morning Star, Tallahassee, FL........................         101      1970          1998         7-40 years
Nora Pines, Indianapolis, IN.........................       3,189      1970         05/78         7-40 years
Northside Villas, Tallahassee, FL....................         258      1973          1998        10-40 years
Oak Hill, Tallahassee, FL............................         158      1974          1998        10-40 years
Oak Tree, Grandview, MO..............................       2,166      1968         03/82         7-40 years
Park Avenue, Tallahassee, FL.........................         251      1985          1998        10-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                        AMERICAN REALTY INVESTORS, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 2000

                                                                                      Cost
                                                                                   Capitalized
                                                                                  Subsequent to         Gross Amounts of Which
                                                           Initial  Cost           Acquisition          Carried at End of Year
                                                       ----------------------  -------------------    ---------------------------
                                                                 Building &                                  Building &     (1)
           Property/Location            Encumbrances   Land     Improvements  Improvements  Other     Land   Improvements   Total
           -----------------           -------------   -----    ------------  ------------ ------     ----   -------------- -----
                                                      (dollars in thousands)
Properties Held for Investment--
 (Continued)
Apartments--(Continued)
Pheasant Ridge, Bellevue, NE.........      $  6,370   $  231      $   4,682   $   1,099 $    455/(4)/    $  231  $    6,236 $ 6,467
Pinecrest, Tallahassee, FL...........           962       99            891           1       --             99         892     991
Place One, Tulsa, OK.................         6,361      784          5,186       1,008      412/(4)/       784       6,606   7,390
Quail Point, Huntsville, AL..........         3,749      184          2,716         267      217/(4)/       184       3,200   3,384
Regency, Lincoln, NE.................         3,276      304          1,865         412      328/(4)/       304       2,605   2,909
Regency, Tampa, FL...................         1,740      450          4,052           1       --            450       4,053   4,503
Rockborough, Denver, CO..............        12,234      702          4,495       1,112      359/(4)/       702       5,966   6,668
Rolling Hills, Tallahassee, FL.......         2,905      335          3,012          45       --            335       3,057   3,392
Seville, Tallahassee, FL.............         1,293      187          1,687          --       --            187       1,687   1,874
Shadowood, Addison, TX...............         4,152      477          3,208         207      317/(4)/       477       3,732   4,209
Stonebridge, Florissant, MO..........         2,949      193          2,076         261      143/(4)/       193       2,480   2,673
Stonegate, Tallahassee, FL...........         1,051      188          1,693           5       --            188       1,698   1,886
Sun Hollow, El Paso, TX..............         4,618      385          4,159          75      243/(4)/       385       4,477   4,862
Sunset, Odessa, TX...................         1,814      345          1,382          --       --            345       1,382   1,727
Timber Creek, Omaha, NE..............         4,608      154          2,327         765      337/(4)/       154       3,429   3,583
Valley Hi, Tallahassee, FL...........           893       92            834          --       --             92         834     926
Villa Del Mar, Wichita, KS...........         3,714      387          3,134         116      303/(4)/       387       3,553   3,940
Villager, Ft. Walton, FL.............           539      125          1,123           3       --            125       1,126   1,251
Villas, Plano, TX....................         4,816      516          3,948         607      426/(4)/       516       4,981   5,497
Waters Edge III, Gulfport, MS........         7,503      331          1,324          --       --            331       1,324   1,655
Westwood, Mary Ester, FL.............         2,462      318          2,876           1       --            318       2,877   3,195
Westwood Parc, Tallahassee, FL.......         1,396      165          1,483          --       --            165       1,483   1,648
Whispering Pines, Topeka, KS.........         7,502      228          4,330       1,054      366/(4)/       228       5,750   5,978
White Pines, Tallahassee, FL.........            --       75            671           2       --             75         673     748
Windsor Tower, Ocala, FL.............         1,145      225          2,031          --       --            225       2,031   2,256
Wood Hollow, San Antonio, TX.........         5,449      888          7,261       1,795     (100)           888       9,597  10,485
                                                                                             641/(4)/

Woodlake, Carrollton, TX.............         8,649      585          5,848       1,041      362/(4)/       585       7,251   7,836
Woodsong II, Smyrna, GA..............         5,764      322          3,705         340      186/(4)/       322       4,231   4,553
Woodstock, Dallas, TX................         4,835      888          5,193         417      382/(4)/       888       5,992   6,880

Office Building

56 Expressway, Oklahoma City, OK.....         1,657      406          3,976         629   (2,386)/(2)/      406       1,967   2,373
                                                                                            (252)/(4)/

Centura Tower, Farmers Branch, TX....        43,565    3,900         29,285      24,171  (11,200)/(4)/    3,900      42,256  46,156
Cooley Building, Farmers Branch, TX..         1,959      729          2,918           3     (699)/(4)/      729       2,222   2,951

                                                                                                Life on
                                                                                                 Which
                                                                                              Depreciation
                                                 Accumu-                                       In Latest
                                                 lated      Date of                            Statement
                                                 Depreci-  Construc-         Date             of Operation
         Property/Location                       ation        tion         Acquired           is Computed
         -----------------                       -------    --------       --------            -----------
Properties Held for Investment--
 (Continued)
Apartments--(Continued)
Pheasant Ridge, Bellevue, NE...........         $ 3,995        1974          10/78                7-40 years
Pinecrest, Tallahassee, FL.............              67        1978           1998                7-40 years
Place One, Tulsa, OK...................           4,879        1970          04/77                7-40 years
Quail Point, Huntsville, AL............           2,348        1960          08/75                7-40 years
Regency, Lincoln, NE...................           1,355        1973          05/82                7-40 years
Regency, Tampa, FL.....................             279        1967           1998               10-40 years
Rockborough, Denver, CO................           4,086        1973          01/78                7-40 years
Rolling Hills, Tallahassee, FL.........             234        1972           1998               10-40 years
Seville, Tallahassee, FL...............             126        1972           1998               10-40 years
Shadowood, Addison, TX.................           2,396        1976          02/79                5-40 years
Stonebridge, Florissant, MO............           1,696        1975          10/77                5-40 years
Stonegate, Tallahassee, FL.............             117        1972           1998               10-40 years
Sun Hollow, El Paso, TX................           2,835        1977          09/79                7-40 years
Sunset, Odessa, TX.....................              98        1981           1998               10-40 years
Timber Creek, Omaha, NE................           2,338        1974          10/78                5-40 years
Valley Hi, Tallahassee, FL.............              63        1980           1998               10-40 years
Villa Del Mar, Wichita, KS.............           2,065        1971          10/81                7-40 years
Villager, Ft. Walton, FL...............              77        1972           1998               10-40 years
Villas, Plano, TX......................           3,171        1977          04/79                7-40 years
Waters Edge III, Gulfport, MS..........              83        1968           1998               10-40 years
Westwood, Mary Ester, FL...............             216        1972           1998               10-40 years
Westwood Parc, Tallahassee, FL.........             111        1974           1998               10-40 years
Whispering Pines, Topeka, KS...........           3,714        1972          02/78                7-40 years
White Pines, Tallahassee, FL...........              46        1974           1998               10-40 years
Windsor Tower, Ocala, FL...............             140        1982           1998               10-40 years
Wood Hollow, San Antonio, TX...........           6,653        1974          11/78                5-40 years


Woodlake, Carrollton, TX...............           4,519        1979          08/78                7-40 years
Woodsong II, Smyrna, GA................           3,377        1975          08/80                7-40 years
Woodstock, Dallas, TX..................           3,890        1977          12/78                7-40 years

Office Building

56 Expressway, Oklahoma City, OK.......           2,001        1981          03/82                7-40 years

Centura Tower, Farmers Branch, TX......           1,756        1999           1999                7-40 years
Cooley Building, Farmers Branch, TX....             159        1996           1999                7-40 years

                                                                    SCHEDULE III

                  AMERICAN REALTY INVESTORS, INC.                   (Continued)
             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 2000

                                                                                                      Cost
                                                                                                   Capitalized
                                                                                                  Subsequent to
                                                                         Initial Cost              Acquisition
                                                                    ----------------------       ---------------
                                                                               Building &
              Property/Location                   Encumbrances        Land    Improvements    Improvements     Other
              -----------------                   ------------      ------    ------------    ------------     -----
                                                                          (dollars in thousands)
Properties Held for Investment--(Continued)
Office Buildings--(Continued)
Encino, Encino, CA............................      $ 34,802         $ 4,072    $ 36,651       $     391      $    --
Executive Court, Memphis, TN..................            --             271       2,099             749          (99)(4)
Melrose Business Park, Oklahoma City, OK......           877             367       2,674             356       (1,000)(2)
                                                                                                                 (373)(4)
One Hickory Centre, Farmers Branch, TX........        14,263             335      16,385           4,211           --
Rosedale Towers, Roseville, MN................         2,647             665       3,769           1,260           --
University Square, Anchorage, AK..............            --             562       3,276             223       (1,875)(2)
                                                                                                                  (52)(4)

Shopping Centers
Collection, Denver, CO........................        14,762              --      20,210             158           --
Cross County Mall, Mattoon, IL................         6,613             608       6,468           6,407         (810)(4)
Cullman, Cullman, AL..........................           235             400       1,830             179         (320)(4)
Oaktree Shopping Village, Lubbock, TX.........         1,436             192       1,431              14           --
Regency Point, Jacksonville, FL...............         1,567             647       5,156           2,410         (477)(4)
Westwood, Tallahassee, FL.....................         4,017              --       5,424           1,620          522 (5)
                                                                                                               (1,902)(4)
Merchandise Mart
Denver Mart, Denver, CO.......................        29,053           4,824       5,184          15,026           --

Hotels
Best Western Hotel, Virginia Beach, VA........         4,378           1,521       5,754             940           --
AKC Holiday Inn, Kansas City, MO..............         5,260           1,110       4,535           2,574           --
Piccadilly Airport, Fresno, CA................         5,107              --       7,834             490           --
Piccadilly Chateau, Fresno, CA................         2,149              --       3,906              74          (33)
Piccadilly Shaws, Fresno, CA..................         5,930           2,392       9,567             958           --
Piccadilly University, Fresno, CA.............         5,768              --      12,011             297         (163)
Quality Inn, Denver, CO.......................         3,831              --         302           2,351           --
Grand Hotel, Sofia, Bulgaria..................         6,006              --      17,975          10,214           --
Williamsburg Hospitality House,
   Williamsburg, VA...........................        13,867           4,049      16,195           1,989           --

Single Family Residence
Tavel Circle, Dallas, TX......................           111              53         214             --            --
                                                   ---------     -----------  ----------     -----------   ----------
                                                     452,022          51,245     411,395         111,629      (14,808)


                                                                                                                         Life on
                                                                                                                          Which
                                                     Gross Amounts of Which                                            Depreciation
                                                     Carried at End of Year           Accumu-                           In Latest
                                                     ----------------------            lated       Date of              Statement
                                                               Building &     (1)     Depreci-    Construc-    Date    of Operation
              Property/Location                        Land   Improvements   Total     iation       tion     Acquired  is Computed
              -----------------                        ----   ------------   -----    ---------   ---------  --------  ------------
                                                                                     (dollars in thousands)
Properties Held for Investment--(Continued)
Office Buildings--(Continued)
Encino, Encino, CA............................       $ 4,072    $ 37,042    $ 41,114    $  1,534    1,986       05/99   7-40 years
Executive Court, Memphis, TN..................           271       2,749       3,020       1,800     1980       09/82   5-40 years
Melrose Business Park, Oklahoma City, OK......           367       1,657       2,024       1,488     1980       03/82   5-40 years

One Hickory Centre, Farmers Branch, TX........           335      20,596      20,931         615     1998          --  10-40 years
Rosedale Towers, Roseville, MN................           665       5,029       5,694       1,851     1974        1990  10-40 years
University Square, Anchorage, AK..............           562       1,572       2,134       1,469     1981       12/81   5-40 years

Shopping Centers

Collection, Denver, CO........................            --      20,368      20,368       1,727     1955        1997  10-40 years
Cross County Mall, Mattoon, IL................           608      12,065      12,673       8,724     1971       08/79   5-40 years
Cullman, Cullman, AL..........................           400       1,689       2,089       1,329     1979       02/79   7-40 years
Oaktree Shopping Village, Lubbock, TX.........           192       1,445       1,637         189     1981        1995  10-40 years
Regency Point, Jacksonville, FL...............           647       7,089       7,736       3,257     1982       06/84   5-40 years
Westwood, Tallahassee, FL.....................           522       5,142       5,664       3,572     1980       10/83   5-40 years

Merchandise Mart
Denver Mart, Denver, CO.......................         4,824      20,210      25,034       4,347    1965/        1992  10-40 years
                                                                                                     1986

Hotels

Best Western Hotel, Virginia Beach, VA........         1,521       6,694       8,215       1,020     1983        1996  10-40 years
AKC Holiday Inn, Kansas City, MO..............         1,110       7,109       8,219       2,815     1974        1993  10-40 years
Piccadilly Airport, Fresno, CA................            --       8,324       8,324         737     1970        1997  10-40 years
Piccadilly Chateau, Fresno, CA................            --       3,947       3,947         338     1989        1997  10-40 years
Piccadilly Shaws, Fresno, CA..................         2,392      10,525      12,917         920     1973        1997  10-40 years
Piccadilly University, Fresno, CA.............            --      12,145      12,145       1,005     1984        1997  10-40 years
Quality Inn, Denver, CO.......................            --       2,653       2,653         380     1974        1994  10-40 years
Grand Hotel, Sofia, Bulgaria..................            --      28,189      28,189          --     1969       09/00     --
Williamsburg Hospitality House,
Williamsburg, VA..............................         4,049      18,184      22,233       1,944     1973        1997  10-40 years

Single Family Residence
Tavel Circle, Dallas, TX......................            53         214         267          25
                                                   ---------   ---------   ---------   ---------
                                                      51,767     507,694     559,461     148,686

                                                                    SCHEDULE III
                                                                     (Continued)
                        AMERICAN REALTY INVESTORS, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 2000



                                                                                                        Cost
                                                                                                     Capitalized
                                                                                                     Subsequent to
                                                                      Initial  Cost                  Acquisition
                                                                      -------------------------   ---------------------
                                                                                  Building &
      Property/Location                               Encumbrances      Land       Improvements   Improvements     Other
      -----------------                               ------------    -------      ------------   ------------     -----
Properties Held for Sale
Land
Bonneau, Dallas County, TX.........................   $  12,810       $ 1,102        $ --         $    --       $     --
Centura Holdings, Farmers Branch, TX...............          --         7,054          --            3,343        (1,702)/(4)/
Chase Oaks, Plano, TX..............................       2,000         4,511          --              377        (1,607)/(4)/
Croslin, Dallas, TX................................         260           327          --                6            --
Dalho, Farmers Branch, TX..........................          -- /(6)/     331          --               --            --
Desert Wells, Palm Desert, CA......................       9,500        12,846          --              549            --
Eldorado Parkway, Collin County, TX................         454         1,015          --                7            --
Frisco Bridges, Collin County, TX..................       7,800        50,361          --               --       (44,340)/(3)/
FRWM Cummings, Farmers Branch, TX..................          --         1,284          --               --            --
Hollywood Casino, Farmers Branch, TX...............       6,224        11,582          --               --            --
HSM, Farmers Branch, TX............................          -- /(6)/   2,361          --               --            --
Jeffries Ranch, Oceanside, CA......................          -- /(6)/   1,178          --               --            --
JHL Connell, Carrollton, TX........................          --         1,451          --               --           (25)/(3)/
Katrina, Palm Desert, CA...........................      13,599        40,211          --               --        (6,057)/(3)/
Katy Road, Harris County, TX.......................       4,250         5,919          --               --            --
Keller, Tarrant County, TX.........................          -- /(6)/   6,847          --              364        (6,593)/(3)/
Kelly Lots, Collin County, TX......................          96           131          --               --            --
Lacy Longhorn, Farmers Branch, TX..................          --         1,908          --               --            --
Las Colinas I, Las Colinas, TX.....................       5,045        14,076          --               28        (4,156)/(3)/
Leone, Irving TX...................................       1,210         1,625          --               --            --
Marine Creek, Fort Worth, TX.......................          --         2,366          --               50            --
McKinney Corners II, Collin County, TX.............          -- /(6)/   5,911          --               --        (4,743)/(3)/
Mason/Goodrich, Houston, TX........................       2,250        10,983          --              119        (2,289)/(3)/
Mendoza, Dallas, TX................................         153           192          --               --            --
Messick, Palm Springs, CA..........................       1,900         3,610          --               --            --
Monterrey, Riverside, CA...........................          --         5,969          --               --        (1,405)/(3)/
Nashville, Nashville, TN...........................       7,488         7,774          --               --          (459)/(3)/
Pioneer Crossing, Austin, TX.......................      12,500        23,255          --              297        (6,134)/(3)/
Plano Parkway, Plano, TX...........................          -- /(6)/  11,493          --               --        (8,196)/(3)/
                                                                                                                    (248)/(2)/
Rasor, Plano, TX...................................          --        15,316          --              320       (13,811)/(3)/
Santa Clarita, Santa Clarita, CA...................          -- /(6)/   1,487          --               11           (80)/(3)/
Scoggins, Tarrant County, TX.......................          -- /(6)/   3,439          --               --          (894)
Scout, Tarrant County, TX..........................          -- /(6)/   2,388          --               --          (321)
Sladek, Travis County, TX..........................         427           764          --               --            --
Stagliano, Farmers Branch, TX......................          -- /(6)/     566          --               --            --

                                                                                                                    Life on
                                                                                                                     Which
                                                       Gross Amounts of Which                                     Depreciation
                                                       Carried at End of Year         Accum-                        In Latest
                                                   --------------------------------   lated     Date of             Statement
                                                              Building &     (1)     Depreci-  Construc-   Date    of Operation
                                                     Land    Improvements   Total     ation      tion    Acquired  is Computed
                                                   --------  ------------  --------  --------  --------  -------- ------------
                                                  (dollars in thousands)
Properties Held for Sale
Land
Bonneau, Dallas County, TX......................  $  1,102     $   --      $ 1,102    $  --       N/A     1998              --
Centura Holdings, Farmers Branch, TX............     8,338        357        8,695        4       N/A     1999              --
Chase Oaks, Plano, TX...........................     3,281         --        3,281       --       N/A     1997              --
Croslin, Dallas, TX.............................       333         --          333       --       N/A     1998              --
Dalho, Farmers Branch, TX.......................       331         --          331       --       N/A     1997              --
Desert Wells, Palm Desert, CA...................    12,846        549       13,395       --       N/A     1998              --
Eldorado Parkway, Collin County, TX.............     1,022         --        1,022       --       N/A     1998              --
Frisco Bridges, Collin County, TX...............     6,021         --        6,021       --       N/A     1999              --
FRWM Cummings, Farmers Branch, TX...............     1,284         --        1,284       --       N/A     1998              --
Hollywood Casino, Farmers Branch, TX............    11,582         --       11,582       --       N/A     1997              --
HSM, Farmers Branch, TX.........................     2,361         --        2,361       --       N/A     1998              --
Jeffries Ranch, Oceanside, CA...................     1,178         --        1,178       --       N/A     1996              --
JHL Connell, Carrollton, TX.....................     1,426         --        1,426       --       N/A     1998              --
Katrina, Palm Desert, CA........................    34,154         --       34,154       --       N/A     1998              --
Katy Road, Harris County, TX....................     5,919         --        5,919       --       N/A     1997              --
Keller, Tarrant County, TX......................       254        364          618       --       N/A     1997              --
Kelly Lots, Collin County, TX...................       131         --          131       --       N/A     2000              --
Lacy Longhorn, Farmers Branch, TX...............     1,908         --        1,908       --       N/A     1997              --
Las Colinas I, Las Colinas, TX..................     9,948         --        9,948       --       N/A     1995              --
Leone, Irving TX................................     1,625         --        1,625       --       N/A     1996              --
Marine Creek, Fort Worth, TX....................     2,416         --        2,416       --       N/A     1998              --
McKinney Corners II, Collin County, TX..........     1,168         --        1,168       --       N/A     1997              --
Mason/Goodrich, Houston, TX.....................     8,813         --        8,813       --       N/A     1998              --
Mendoza, Dallas, TX.............................       192         --          192       --       N/A     1998              --
Messick, Palm Springs, CA.......................     3,610         --        3,610       --       N/A     1998              --
Monterrey, Riverside, CA........................     4,564         --        4,564       --       N/A     1999              --
Nashville, Nashville, TN........................     7,315         --        7,315       --       N/A     1999              --
Pioneer Crossing, Austin, TX....................    17,121        297       17,418       --       N/A     1997              --
Plano Parkway, Plano, TX........................     3,049         --        3,049       --       N/A     1999              --
Rasor, Plano, TX................................     1,505        320        1,825       --       N/A     1997              --
Santa Clarita, Santa Clarita, CA................     1,407         11        1,418       --       N/A     1997              --
Scoggins, Tarrant County, TX....................     2,545         --        2,545       --       N/A     1998              --
Scout, Tarrant County, TX.......................     2,067         --        2,067       --       N/A     1997              --
Sladek, Travis County, TX.......................       764         --          764       --       N/A     2000              --
Stagliano, Farmers Branch, TX...................       566         --          566       --       N/A     1997              --

                                                                    SCHEDULE III
                                                                     (Continued)

                        AMERICAN REALTY INVESTORS, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)
                               December 31, 2000


                                                                                                            Cost
                                                                                                         Capitalized
                                                                                                         Subsequent to
                                                                          Initial Cost                    Acquisition
                                                                    ---------------------------    --------------------------
                                                                                    Building &
              Property/Location                   Encumbrances        Land         Improvements    Improvements       Other
              -----------------                   ------------        ----         ------------    ------------       -----
                                                                                              (dollars in thousands)
Properties Held for Sale--(Continued)
Land--(Continued)
Thompson, Farmers Branch, TX.....................  $   8,000        $     948        $      --       $      --     $       --
Thompson II, Dallas County, TX...................         --              505               --              --             --
Tomlin, Farmers Branch, TX.......................         -- (6)        1,878               --              --             --
Treefarm--LBJ, Dallas County, TX.................         -- (6)        2,568               --              --             --
Valley Ranch, Irving, TX.........................        125           16,592               --              --        (12,092) (3)
                                                                                                                       (3,916) (2)
Valley Ranch III, Irving, TX.....................         --            2,248               --              --             --
Valley Ranch IV, Irving, TX......................      1,378            2,187               --              --             --
Valley View 34, Farmers Branch, TX...............         --            1,652               --           1,035             --
Valwood, Dallas, TX..............................     12,000           13,969               --             227         (1,987) (3)
Varner Road, Riverside, CA.......................         --            2,550               --              --           (508) (4)
Vineyards, Grapevine, TX.........................      2,744            4,982               --              --             --
Vineyards II, Grapevine, TX......................      4,000            6,934               --              --             --
Vista Ridge, Lewisville, TX......................      9,276           16,322               --             440         (2,345) (3)
Walker, Dallas County, TX........................     11,680           13,534               --              --             --
Willow Springs, Riverside, CA....................         --            5,082               --              --         (1,012) (4)
Woolley, Farmers Branch, TX......................         --              214               --              --           (208) (4)
Yorktown, Harris County, TX......................      1,962            8,381               --              --         (2,001) (3)
Other (5 properties).............................         --              753               --              --             (3) (3)
                                                   ---------        ---------        ---------       ---------     ----------
                                                     139,131          362,932               --           7,173       (127,132)
                                                   ---------        ---------        ---------       ---------     ----------

                                                   $ 591,153        $ 414,177        $ 411,395       $ 118,802     $ (141,940)
                                                   =========        =========        =========       =========     ==========

                                                                                                                         Life on
                                                                                                                          Which
                                                       Gross Amounts of Which                                         Depreciation
                                                       Carried at End of Year          Accumu-                          In Latest
                                                  --------------------------------     lated     Date of                Statement
                                                             Building &      (1)     Depreci-   Construc-     Date     of Operation
              Property/Location                     Land    Improvements    Total      ation      tion      Acquired   is computed
              -----------------                     ----    ------------    -----    --------   ---------   --------   -----------
Properties Held for Sale--(Continued)
Land--(Continued)
Thompson, Farmers Branch, TX....................  $    948    $      --   $     948  $      --     N/A        1997              --
Thompson II, Dallas County, TX..................       505           --         505         --     N/A        1998              --
Tomlin, Farmers Branch, TX......................     1,878           --       1,878         --     N/A        1997              --
Treefarm--LBJ, Dallas County, TX................     2,568           --       2,568         --     N/A        1997              --
Valley Ranch, Irving, TX........................       584           --         584         --     N/A        1996              --

Valley Ranch III, Irving, TX....................     2,248           --       2,248         --     N/A        1997              --
Valley Ranch IV, Irving, TX.....................     2,187           --       2,187         --     N/A        1998              --
Valley View 34, Farmers Branch, TX..............     1,652        1,035       2,687         --     N/A        1996              --
Valwood, Dallas, TX.............................    11,982          227      12,209         --     N/A        1996              --
Varner Road, Riverside, CA......................     2,042           --       2,042         --     N/A        1999              --
Vineyards, Grapevine, TX........................     4,982           --       4,982         --     N/A        1997              --
Vineyards II, Grapevine, TX.....................     6,934           --       6,934         --     N/A        1999              --
Vista Ridge, Lewisville, TX.....................    13,977          440      14,417         --     N/A        1998              --
Walker, Dallas County, TX.......................    13,534           --      13,534         --     N/A        1998              --
Willow Springs, Riverside, CA...................     4,070           --       4,070         --     N/A        1999              --
Woolley, Farmers Branch, TX.....................         6           --           6         --     N/A        1999              --
Yorktown, Harris County, TX.....................     6,380           --       6,380         --     N/A        1998              --
Other (5 properties)............................       750           --         750         --     N/A     Various              --
                                                  --------    ---------   ---------  ---------
                                                   239,373        3,600     242,973          4
                                                  --------    ---------   ---------  ---------

                                                  $291,140    $ 511,294   $ 802,434  $ 148,690
                                                  ========    =========   =========  =========

_______________________

(1)  The aggregate cost for federal income tax purposes is $627.0 million.
(2)  Write down of property to estimated net realizable value.
(3)  Cost basis assigned to portion of property sold.
(4)  Purchase accounting basis adjustment to Partnership properties.
(5)  Acquisition of ground lease.
(6) Pledged as collateral on a loan primarily secured by another parcel of land.

                                                                    SCHEDULE III
                                                                     (Continued)


                        AMERICAN REALTY INVESTORS, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)

                                                                  2000             1999             1998
                                                               ----------       ----------       ---------
                                                                        (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,....................................      $  936,213       $  943,303       $ 307,833

   Additions
      NRLP properties....................................             --                --         425,813
      Acquisitions and improvements......................         46,691           194,605         230,549
      Foreclosures.......................................             --             6,389          17,019

   Deductions
      Sales of real estate...............................       (144,376)         (208,084)        (37,911)
      Purchase accounting write down.....................        (35,846)               --              --
      Property write down................................           (248)               --              --
                                                               ---------        ----------       ---------

Balance at December 31,..................................      $ 802,434        $  936,213       $ 943,303
                                                               =========        ==========       =========

Reconciliation of Accumulated Depreciation

Balance at January 1,....................................      $ 164,583        $ 208,396        $   5,380

   Additions
      Depreciation.......................................         15,878           15,130            5,246
      NRLP properties....................................             --               --          197,770

   Deductions
      Sales of real estate...............................        (31,771)         (58,943)              --
                                                               ---------        ---------        ---------

Balance at December 31,..................................      $ 148,690        $ 164,583        $ 208,396
                                                               =========        =========        =========

                                                                     SCHEDULE IV

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2000


                                                                           Final
                                                           Interest      Maturity
                       Description                           Rate          Date        Periodic Payment Terms
--------------------------------------------------------   --------      --------      -----------------------
FIRST MORTGAGE
DM Development, Inc.....................................      12.0%        07/01       Payment of 12% of gross sales price of
Secured by pledge and security agreement and                                           all property sold.
assignment of proceeds.

Vista Equities Group, Inc...............................      13.5%        12/00       Principal and interest due at
Secured by deed in trust, pledge and security                                          maturity.
agreement, and assignment of proceeds.

OTHER

14875 Landmark, L.L.C...................................     14.00%        06/01       Monthly interest only.
Secured by a pledge of partnership interest in
Landmark which owns commercial real estate in
Addison, TX.

Bordeaux Investments....................................     14.00%        12/00       All principal and interest are due at
Secured by (i) a 100% membership interest in                                           maturity.
Bordeaux, which owns a shopping center in Oklahoma
City, OK; (ii) 100% of the stock of Bordeaux
Investments One, Inc., which owns 6.5 acres of
undeveloped land in Oklahoma City, OK; and (iii) the
personal guarantees of the Bordeaux members.

La Quinta Land Partners, LLC............................     15.00%        04/00       All principal and interest are due at
Secured by personal guarantee of the manager of the                                    maturity.
borrower.

Lordstown, L.P..........................................     14.00%        03/00       All principal and interest due at
Secured by 100% partnership interest in Partner                                        maturity.
Capital, Ltd.

Realty Advisors.........................................     10.25%        11/01       All principal and interest are due at
Secured by 100% of its interest in an insurance                                        maturity.
company.

Tracy Suttles...........................................        --         09/01       All principal due at maturity.  No
Secured by two promissory notes executed by Capital                                    interest accrued until maturity.
Associates, L.L.C. and Regency Partners, L.L.C.

Trinity Foundation, Inc.................................     12.0 %        12/01       Principal and interest due at
Security Agreement, 2 Prom. Notes totaling 268,475                                     maturity.

                                                                                                      Principal Amount of
                                                                                       Carrying        Loans Subject to
                                                               Prior   Face Amount     Amounts             Delinquent
                     Description                               Liens   of Mortgage  of Mortgage (1)         Principal
--------------------------------------------------------      -------  -----------  ---------------   -------------------
                                                                             (dollars in thousands)
FIRST MORTGAGE
DM Development, Inc.....................................      $    --  $     1,300  $           817   $                --
Secured by pledge and security agreement and
assignment of proceeds.

Vista Equities Group, Inc...............................           --        1,490            1,490                    --
Secured by deed in trust, pledge and security
agreement, and assignment of proceeds.

OTHER
14875 Landmark, L.L.C...................................           --        1,175            1,175                    --
Secured by a pledge of partnership interest in
Landmark which owns commercial real estate in
Addison, TX.

Bordeaux Investments....................................           --        1,591            1,540                    --
Secured by (i) a 100% membership interest in
Bordeaux, which owns a shopping center in Oklahoma
City, OK; (ii) 100% of the stock of Bordeaux
Investments One, Inc., which owns 6.5 acres of
undeveloped land in Oklahoma City, OK; and (iii) the
personal guarantees of the Bordeaux members.

La Quinta Land Partners, LLC............................           --          635              404                   404
Secured by personal guarantee of the manager of the
borrower.

Lordstown, L.P..........................................           --        2,138            2,138                    --
Secured by 100% partnership interest in Partner
Capital, Ltd.

Realty Advisors.........................................           --        4,749            4,649                    --
Secured by 100% of its interest in an insurance
company.

Tracy Suttles...........................................           --          100              100                    --
Secured by two promissory notes executed by Capital
Associates, L.L.C. and Regency Partners, L.L.C.

Trinity Foundation, Inc.................................           --           50               50                    --
Security Agreement, 2 Prom. Notes totaling 268,475

                                                                     SCHEDULE IV
                                                                     (Continued)


                        AMERICAN REALTY INVESTORS, INC.


                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 2000



                                                    Final
                                        Interest   Maturity                                        Prior        Face Amount
             Description                  Rate       Date        Periodic Payment Terms            Liens        of Mortgage
-----------------------------------     --------  ----------     -----------------------         ---------      -----------
UNSECURED
Treetops/Colony Meadows............          --      04/03       All principal and interest      $      --      $     1,018
                                                                 are due at maturity.

Warwick Summit, Inc................       14.00%     12/99       All principal and interest             --            1,886
                                                                 are due at maturity.            ---------      -----------
                                                                                                 $      --      $    16,132
                                                                                                 =========      ===========

                                                                 Principal Amount of
                                                 Carrying         Loans Subject to
                                                Amounts of       Delinquent Principal
         Description                           Mortgage (1)          of Interest
---------------------------------------      --------------     ---------------------
                                           (dollars in thousands)
UNSECURED
Treetops/Colony Meadows................       $       1,018          $            --

Warwick Summit, Inc....................               1,646                       --
                                              -------------         ----------------
                                                     15,027          $           404
                                                                    ================

Interest receivable....................               1,381
Allowance for estimated losses.........              (2,577)
                                              -------------

                                              $      13,831
                                              =============

________________________

(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2000. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

                                                                     SCHEDULE IV
                                                                     (Continued)



                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                   2000             1999            1998
                                                ----------       ----------      ----------
                                                        (dollars in thousands)
Balance at January 1,.........................  $   41,181       $   54,630      $   32,552

Additions
   New mortgage loans.........................       3,440           62,741             594
   Funding of existing loans..................      11,719              315             --
   NRLP mortgage loans........................         --               --           53,899

Deductions
   Collections of principal...................     (36,039)         (39,978)         (7,803)
   Note canceled on repurchase of property....         --               --           (1,300)
   Conversion to property interest............         --           (30,138)            --
   Sale of note receivable....................      (3,893)             --             (599)
   Foreclosures...............................         --            (6,389)        (22,713)
                                                ----------       ----------      ----------
Balance at December 31,.......................  $   16,408       $   41,181      $   54,630
                                                ==========       ==========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          ___________________________


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Investors, Inc. ("ARI") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

The Directors of ARI are listed below, together with their ages, terms of service, all positions and offices with ARI or its advisor, Basic Capital Management, Inc. ("BCM"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliate" when used below with respect to a Director means that the Director is an officer, director or employee of BCM or an officer or employee of ARI. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of ARI nor a director, officer or employee of BCM, although ARI may have certain business or professional relationships with such Director, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

KARL L. BLAHA: Age 53, Director (Affiliated) and President (since August 2000).

    President (since September 1999), Executive Vice President-- Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"); Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Asset Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"), a wholly-owned subsidiary of ARI; Director (since December 1998), President (since August 1999) and Executive Vice President and Director of Commercial Asset Management (January 1998 to August 1999) of NRLP Management Corp. ("NMC"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") a wholly-owned subsidiary of ARI; and Director (since 1996) of First Equity Properties, Inc., which is 50% owned by BCM.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Directors (Continued)

ROY E. BODE: Age 53, Director (Independent) (since August 2000).

     Vice President for Public Affairs (since May 1992) of University of Texas Southwestern Medical Center; Editor (June 1988 to December 1991) of Dallas Times Herald; Executive Board Member (since October 1996) of Yellow Rose Foundation for Multiple Sclerosis Research; and Director of ART (September 1996 to August 2000).

MARK W. BRANIGAN: Age 46, Director (Affiliated) (since September 2000) and Executive Vice President and Chief Financial Officer (since August 2000).

     Executive Vice President and Chief Financial Officer (since August 2000), Vice President - Director of Construction (August 1999 to August 2000) and Executive Vice President - Residential Management (January 1992 to October
     1997) of BCM, ART, IORI and TCI; and real estate consultant (November 1997 to July 1999).

COLLENE C. CURRIE: Age 52, Director (Independent) (since August 2000).

     CEO (since January 2001) of c3 Solutions; Associate Director (since June
     2000) of Cambridge Technology Partners; CFO (since June 1998) of Energy Partners Alliance; Vice President and Senior Relationship Manager (February 1996 to March 2000) of NationsBank Private Client Group of Dallas; Director (April 1998 to August 2000) of NMC; Director of Marketing and Communications (October 1993 to January 1999) of the Dallas Opera; and Business Transformation Consultant (August 1988 to October 1993) for IBM; and Director of ART (February 1999 to August 2000).

CLIFF HARRIS: Age 52, Director (Independent) (since August 2000).

     President (since 1995) of Energy Transfer Group, L.L.C.; Project Development Vice President (1990 to 1995) of Marsh & McLennan; Vice Chairman (1990 to 1997) of the Dallas Rehabilitation Institute; Director (since 1992) of Court Appointed Special Advocates; Director (since 1989) of the NFL Alumni Association; and Director of ART (August 1997 to August
     2000).

RICHARD D. MORGAN: Age 61, Director (Independent) (since August 2000).

     Founder and President (since 1989) of Tara Group, Inc.; and Director of NMC (February 1999 to August 2000).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Directors (Continued)

JOSEPH MIZRACHI: Age 55, Director (Independent) (since August 2000).

     Registered Investment Advisor and principal and President (since 1980) of PAZ Securities, Inc.; Chairman of the Board (since 1980) of Midwest Properties Management, Inc.; and Director of ART (June 2000 to August
     2000).

Board Meetings and Committees

The Board of Directors held 18 meetings during 2000. For such year, no incumbent Director attended fewer than 75% of (1) the total number of meetings held by the Board during the period for which he or she had been a Director and (2) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served.

The Board of Directors has an Audit Committee, the function of which is to review ARI's operating and accounting procedures. The members of the Audit Committee, all of whom are Independent Directors, are Messrs. Bode (Chairman), Currie and Morgan. The Audit Committee met four times during 2000.

The Board of Directors has a Stock Option Committee the function of which is to administer ARI's stock option plan. The members of the Stock Option Committee are Messrs. Bode, Harris and Morgan. The Stock Option Committee did not meet in 2000.

The Board of Directors does not have nominating or compensation committees.

Executive Officers

In addition to Karl L. Blaha and Mark W. Branigan, Bruce A. Endendyk, Executive Vice President; and David W. Starowicz, Executive Vice President--Commercial Asset Management currently serve as executive officers of ARI. Their positions with ARI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Endendyk and Starowicz are set forth below.

BRUCE A. ENDENDYK:   Age 52, Executive Vice President (since August 2000).

     Executive Vice President (since January 1995) of BCM, ART, IORI and TCI, and (since January 1998) of NMC; and Management Consultant (November 1990 to December 1994).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Executive Officers (Continued)

DAVID W. STAROWICZ: Age 45, Executive Vice President--Acquisitions, Sales and Construction (since March 2001) and Executive Vice President--Commercial Asset Management (August 2000 to March 2001).

     Executive Vice President--Acquisitions, Sales and Construction (since March
     2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART, IORI and TCI.

Officers

Although not an executive officer, Robert A. Waldman, currently serves as Senior Vice President, Secretary and General Counsel. His position with ARI is not subject to a vote of stockholders. His age, term of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

ROBERT A. WALDMAN: Age 48, Senior Vice President, Secretary and General Counsel (since August 2000).

     Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November
     1989) of BCM; Senior Vice President and General Counsel (since January
     1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

In addition to the foregoing officers, ARI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARI's Directors, executive officers, and any persons holding more than ten percent of ARI's shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates during 2000. All of these filing requirements were satisfied by ARI's Directors and executive officers and ten percent holders. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)


The Advisor

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM also serves as consultant in connection with ARI's business plan and investment policy decisions made by the Board.

BCM, an affiliate, serves as advisor to ARI. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to BCM's performance of advisory services for ARI. Karl L. Blaha, President and a Director of ARI, also serves as President of BCM, ART, NMC, IORI and TCI. As of March 16, 2001, BCM owned 6,218,458 shares of ARI's Common Stock, approximately 52.6% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, BCM, an affiliate of BCM, or a related party receives the following forms of additional compensation:

(1) an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

(2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (i) the amount of compensation customarily charged in similar arm's-length transactions or (ii) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

(3) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to ARI arranged by BCM;

(4) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

The Advisor (Continued)

(5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year.

The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees, excluding fees paid to ARI's Directors; rent and other office expenses of both BCM and ARI (unless ARI maintains office space separate from that of BCM); costs not directly identifiable to ARI's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

If and to the extent that ARI shall request BCM, or any director, officer, partner or employee of BCM, to render services to ARI other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARI from time to time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. ARI's management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARI are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for ARI, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including IORI and TCI. The Advisory Agreement provides that BCM may also serve as advisor to other entities.

As advisor, BCM is a fiduciary of ARI's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

The directors and principal officers of BCM are set forth below:

Mickey N. Phillips: Director

Ryan T. Phillips:   Director

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor (Continued)

Karl L. Blaha:      President

Mark W. Branigan:   Executive Vice President and Chief Financial Officer

Rick D. Conley:     Executive Vice President--Marketing and Promotion

Bruce A. Endendyk:  Executive Vice President

David W. Starowicz: Executive Vice President--Acquisitions, Sales and
                    Construction

Dan S. Allred:      Senior Vice President--Land Development

Michael E. Bogel:   Senior Vice President--Project Manager

Robert A. Waldman:  Senior Vice President, General Counsel and Secretary

Mickey N. Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services for ARI.

Property Management

Affiliates of BCM have provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, provides such property management services for a fee of 5% or less of the monthly gross rents collected on the residential properties under management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to ARI at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management of eight of ARI's hotels, 14 of its commercial properties (office buildings, shopping centers and a merchandise mart) to Regis Realty, Inc. ("Regis"), a related party, which is company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Triad.

Real Estate Brokerage

Regis, a related party, also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11. EXECUTIVE COMPENSATION

ARI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of ARI who are also officers or employees of BCM are compensated by BCM. Such affiliated Directors and executive officers perform a variety of services for BCM and the amount of their compensation is determined solely by BCM. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of compensation payable to BCM by ARI.

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of BCM or its affiliated companies. Until December 31, 2000, each Independent Director was compensated at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended and the Chairman of the Audit Committee receives an annual fee of $500. Effective January 1, 2001, the annual fee was increased from $20,000 to $45,000. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2000, $177,865 was paid to Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2000 through December 31, 2000, and 2000 special service fees as follows: Roy E. Bode, $52,669; Collene C. Currie, $54,825; Al Gonzalez, $10,000; Cliff Harris, $32,563; Joseph Mizrachi, $10,000; and Richard D. Morgan, $17,809.

In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $18.53 per Common Share. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2000, 2,000 options were exercisable at $17.71 per Common share and 3,000 options were exercisable at $18.53 per share.

In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan") which provides for options to purchase up to 200,000 shares of Common Stock. At December 31, 2000, there were 205,750 options outstanding under the Option Plan. No options were granted under the Option Plan in 2000.

Performance Graph

The following graph compares the cumulative total stockholder return on ARI's shares (ART's shares prior to August 2000) of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1995 in shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

                             1995     1996     1997     1998     1999     2000
                            ------   ------   ------   ------   ------   ------

ARI......................   100.00   181.31   203.38   234.02   243.71   206.98
DJ Equity Index..........   100.00   122.02   160.84   200.88   246.53   223.68
DJ Real Estate Index.....   100.00   134.61   158.95   125.39   118.72   151.39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of ARI's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5% of the shares of ARI's Common Stock as of the close of business on March 16, 2001.

                                                    Amount and Nature of         Percent of
     Name and Address of Beneficial Owner           Beneficial Ownership         Class (1)
--------------------------------------------        --------------------         ---------
Basic Capital Management, Inc.                           6,218,458(2)              52.6%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

One Realco Corporation                                   1,519,186(3)              12.8%
16800 Dallas Parkway
Suite 220
Dallas, Texas 75248

Transcontinental Realty Investors, Inc.                    746,972(4)               6.3%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Ryan T. Phillips                                         6,246,060(2)(5)           52.8%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

______________________________

(1) Percentages are based upon 11,829,217 shares outstanding as of March 16, 2001.

(2) Includes 6,218,458 shares owned by BCM over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)  Each of the directors of One Realco Corporation, Ronald F. Akin and Ronald
     F. Bruce, may be deemed to be the beneficial owners by virtue of their positions as directors of One Realco Corporation Messrs. Akin and Bruce disclaim beneficial ownership of such shares.

(4) Each of the directors of TCI, Douglas Leonhard, Ted P. Stokely, Martin L. White and Edward G. Zampa, may be deemed to be the beneficial owners by virtue of their positions as Directors of TCI. The Directors of TCI disclaim such beneficial ownership.

(5) Includes 27,602 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of shares of ARI's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 16, 2001.

                                                         Number of Shares        Percent of
              Name of Beneficial                        Beneficially Owned        Class (1)
------------------------------------------------------  ------------------      ------------
All Directors and Executive Officers as a group
  (9 persons).........................................  7,420,430(2)(3)(4)            62.7%

------------------

(1) Percentage is based upon 11,829,217 shares outstanding as of March 16, 2001.

(2) Includes 746,972 shares owned by TCI over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.

(3) Includes 6,218,458 shares owned by BCM over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.

(4) Includes 455,000 shares owned by ND Investments, Inc., a wholly-owned subsidiary of ARI. Such shares are pledged as additional collateral for loans to ARI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

Article ELEVENTH of ARI's Articles of Incorporation provides that ARI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARI's Board of Directors or the appropriate committee thereof and (b) ARI's Board of Directors or committee thereof determines that such contract or transaction is fair to ARI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARI entitled to vote thereon.

Article ELEVENTH defines an "Independent Director" as one who is neither an officer or employee of ARI, nor a director, officer or employee of ARI's advisor.

ARI's policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ARI. Management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to ARI as other investments that could have been obtained.

ARI expects to enter into future transactions with entities the officers, directors or stockholders of which are also officers, Directors or stockholders of ARI, if such transactions would be beneficial to the operations of ARI and consistent with ARI's then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ARI does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by ARI.

Certain Business Relationships

BCM, ARI's advisor, is a company of which Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips.

Karl L. Blaha, the President and a Director of ARI, serves as the President of BCM, IORI and TCI, and owes fiduciary duties to each of those entities as well as to BCM under applicable law. IORI and TCI have the same relationship with BCM as does ARI.

ARI contracts with an affiliate of BCM for property management services. Currently, Triad, an affiliate, provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty, a related party. Triad subcontracts the property-level management of 14 of ARI's commercial properties (office buildings, shopping centers and a merchandise mart) and eight of its hotels to Regis, a related party, which is a company owned by GS Realty.

Regis, a related party, also provides real estate brokerage services to ARI and receive brokerage commissions in accordance with the Advisory Agreement.

ARI owns an equity interest in each of IORI and TCI. See ITEM 2. "PROPERTIES-- Investments in Real Estate Companies and Real Estate Partnerships."

Related Party Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A limited partner units of Valley Ranch L.P. Such Class A units are convertible into Series B Cumulative Convertible Preferred Stock of ARI which is further convertible into Common Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series B Preferred Stock or ARI's Common Stock is 80% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In March 1999, ARI reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, an additional one million units were purchased in January 2000. ARI has committed to purchase an additional two million units in each of May 2001 and May 2002.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.L.C. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI's Common Stock is 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days.

In October 1997, ART entered into leases with BCM and an affiliate of BCM, for space at the One Hickory Centre Office Building, construction of which was completed in December 1998. The BCM lease, effective upon ART obtaining permanent financing of the building, was for 75,852 sq. ft. (approximately 75% of the building), had terms of ten and fifteen years and provided for annual base rent of $19.25 per sq. ft. for the first year. In January 2001, both leases were terminated, and ARI entered into a new lease with BCM, effective October 1, 2000. The new lease is for 59,463 sq. ft. (approximately 62% of the building), has a term of three years, and provides for annual base rent of $1.3 million or $21.50 per sq.ft.

In 1998 and 1999, GCLP funded $124.4 million of a $125.0 million loan commitment to ART. The loan was secured by second liens on six properties in Minnesota, Mississippi and Texas, by the stock of ART Holdings, Inc., a wholly-owned subsidiary that owned 3,349,535 NRLP units of limited partner interest, the stock of NMC, the general partner of NRLP, 678,475 NRLP units of limited partner interest owned by BCM, and 283,034 NRLP units of limited partner interest owned by ART. The loan bore interest at 12.0% per annum, required monthly payments of interest only and would have matured in November 2003. In February and October 1999, ART made a total of $1.1 million in paydowns on the loan. Upon the merger of ART and NRLP into ARI, this loan was canceled.

In December 1998, in connection with the settlement of litigation relating to the original formation of NRLP, NMC, a wholly-owned subsidiary and the general partner to NRLP, assumed responsibility for repayment to NRLP of the $12.2 million paid by NRLP to settle the litigation. The loan bore interest at a variable rate and required annual payments of accrued interest plus principal payments of $500,000 in each of the first three years, $750,000 in each of the next three years, $1.0 million in each of the next three years, with payment in full of the remaining balance in the tenth year. The note was guaranteed by ART. The note was to mature upon the earlier of the liquidation or dissolution of NRLP, NMC ceasing to be general partner or March 31, 2009. Upon the merger of ART and NRLP into ARI, the loan was canceled.

In April 1999, ARI funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. The loan bears interest at 14.0% per annum and matured in March 2000. At December 2000, the loan remains unpaid. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan serves as a director of ARI.

Also in April 1999, ARI funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of 261, L.P. and a profits interest in subsequent land sales. The loan bore interest at 14.0% per annum and matured in March 2000. In August 2000, the loan was collected in full, including accrued but unpaid interest. A corporation controlled by Richard D. Morgan, is the general partner of 261, L.P. Mr. Morgan serves as a director of ARI.

In February 1999, a $5.0 million unsecured line of credit was funded to One Realco Corporation ("One Realco") which owns approximately 12.8% of the outstanding shares of ARI's Common Stock. All principal and interest are due at maturity in February 2002, and the line of credit is guaranteed by BCM, ARI's advisor. In March 2000, the line was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. In exchange for the modification, the borrower paid all accrued interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd. ("World Trade"), which owns 80% of an entity that owns a hotel in Sofia, Bulgaria. In July 2000, the line was again modified, increasing the loan commitment to $15.0 million. In September 2000, the line of credit with a then principal balance of $14.6 million was paid in full, including accrued but unpaid interest. Subsequently, ARI acquired 100% of the stock of World Trade for $18.0 million. The unsecured line of credit remains available to be drawn upon by One Realco.

In October 1999, GCLP funded a $4.7 million loan to Realty Advisors, Inc., the corporate parent of BCM. The loan is secured by a pledge of 100% of Realty Advisors, Inc.'s interest in an insurance company. The loan bears interest at a variable rate, currently 10.25% per annum and matures in November 2001. All principal and interest are due at maturity.

In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and had an extended maturity date of December 2000. All principal and interest were due at maturity. In December 1999, the borrower sold the collateral property and $810,000 of the net proceeds were paid to ARI, of which $386,000 was applied to interest and the remaining $424,000 was applied to principal, reducing the principal balance to $1.7 million. Escrowed monies of $377,000 were to be received in 2000. However, through December 31, 2000, only $50,000 had been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, serves as a director of ARI.

Beginning in 1997 through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow, therefore, interest on the loan ceased being accrued in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued interest due of $261,000 then to principal, reducing the loan balance to $1.4 million. In June 2000, the note was further modified, increasing the loan commitment to $1.5 million, extending the maturity date to December 2000, and payments to net revenues of the shopping center. The loan was not repaid at maturity. Richard D. Morgan, a Bordeaux member, serves as a Director of ARI.

In 2000, ARI paid BCM and its affiliates $5.0 million in advisory fees, $1.6 million in incentive fees, $1.2 million in real estate brokerage commissions, $1.2 million in loan arrangement fees and $1.4 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Regis. In addition, as provided in the Advisory Agreement, in 2000 BCM received cost reimbursements from ARI of $5.3 million.

In 2000, ARI paid BCM, its affiliates and a related party $5.0 million in advisory fees, $1.6 million in incentive fees, $1.2 million in mortgage brokerage and equity refinancing fees, $139,000 in property acquisition fees, $6.9 million in real estate brokerage commissions and $3.4 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $5.3 million.

                         ____________________________


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  The following documents are filed as part of this Report:

     1.  Consolidated Financial Statements

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets--December 31, 2000 and 1999

         Consolidated Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


     3.  Incorporated Financial Statements

         Consolidated Financial Statements of Income Opportunity
         Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000).

         Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of
         Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000).

     4.  Exhibits

         The following documents are filed as Exhibits to this Report:

 Exhibit
 Number                                     Description
--------    --------------------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

 Exhibit
 Number                                     Description
 -------    --------------------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

 Exhibit
 Number                                     Description
 -------    --------------------------------------------------------------------
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

   3.12 Articles of Amendment of the Articles of Incorporation of American Realty Trust, Inc. Deleting Certificate of Designation of Special Stock of Series G 10% Cumulative Convertible Preferred Stock dated as of February 29, 2000 (incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

   3.13 Article of Amendment of the Articles of Incorporation of American Realty Trust, Inc. setting forth the Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions thereof of Special Stock of Series I 6% Cumulative Preferred stock, dated as of January 7, 2000 (incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

   3.14 Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

   3.15 Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

 Exhibit
 Number                                     Description
 -------    --------------------------------------------------------------------
  10.1      Amended and Restated Advisory Agreement between American Realty
            Trust, Inc. and Basic Capital Management, Inc., dated April 1, 1997
            (incorporated by reference to Exhibit No. 10.0 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March 31,1997).

  10.2 Loan Servicing Agreement between American Realty Trust, Inc. and Basic Capital Management, Inc., formerly National Realty Advisors, Inc., dated as of October 4, 1989 (incorporated by reference to Exhibit No. 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

  10.3 Advisory Agreement between American Realty Investors, Inc. and Basic Capital Management, Inc., dated August 3, 2000, filed herewith.


(b)  Reports on Form 8-K:

     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN REALTY INVESTORS, INC.


Dated:     April 2, 2001                    By:   /s/ Karl L. Blaha
      ------------------------                  --------------------------------
                                                Karl L. Blaha
                                                Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                     Title                       Date
----------------------------------------------------------------- --------------

      /s/ Karl L. Blaha               Director and President      April 2, 2001
----------------------------------
        Karl L. Blaha

      /s/ Roy E. Bode                 Director                    April 2, 2001
----------------------------------
        Roy E. Bode

      /s/ Collene C. Currie           Director                    April 2, 2001
----------------------------------
        Collene C. Currie

      /s/ Cliff Harris                Director                    April 2, 2001
----------------------------------
        Cliff Harris

      /s/ Richard D. Morgan           Director                    April 2, 2001
----------------------------------
        Richard D. Morgan

      /s/ Joseph Mizrachi             Director                    April 2, 2001
----------------------------------
        Joseph Mizrachi

      /s/ Mark W. Branigan            Director, Executive Vice    April 2, 2001
----------------------------------    President and Chief
        Mark W. Branigan              Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                          ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                     For the Year Ended December 31, 2000

Exhibit
Number                                Description                                                 Page
------    ---------------------------------------------------------------------------------  ---------
10.3      Advisory Agreement between American Realty Investors, Inc. and Basic
          Capital Management, Inc., dated August 3, 2000.